Form 10QSB
period 2008-01-31
KERRISDALE MINING CORP
filed 2008-03-14
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

KERRISDALE MINING CORPORATION

 (Name of small business issuer in its charter)

Nevada	333-147698	98-0557582
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

750 West Pender Street, Suite 804 Vancouver, British Columbia, Canada V6C 2T7
(Address of Principal Executive Office)

Registrant’s telephone number, including area code: (604) 682-2928

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No  []

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At January 31, 2008, the following shares were outstanding: 4,200,000.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART 1

ITEM 1. FINANCIAL STATEMENTS

KERRISDALE MINING CORPORATION

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2008

(UNAUDITED)

KERRISDALE MINING CORPORATION
(A Development Stage Company)
Balance Sheet
January 31, 2008
(unaudited)

CURRENTS ASSETS	Jan. 31, 2008	July 31, 2007
Cash	$ 22, 416	$ 30,354
Total Current Assets	22,416	30,354

TOTAL ASSETS	$ 30,354	$ 30,354

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ -	$ -
Total Current Liabilities	-	-

Total Liabilities	-	-

STOCKHOLDERS' EQUITY

Common Stock
75,000,000 shares authorized; at $ .001 par
value; 4,200,000 issued and outstanding	4,200	4,200
Capital in excess of par value	29,891	29,891
Deficit accumulated during the pre-exploration stage	(11,675)	(3,737)
Total Stockholders' Equity	22,416	30,354

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 22,416	$ 30,354

See Accompanying Notes to Financial Statements

KERRISDALE MINING CORPORATION
(A Development Stage Company)
Statement of Operations
January 31, 2008
(unaudited)

	3 months ended Jan. 31, 2008	6 months ended Jan. 31, 2008	For the period Dec. 19, 2006 (date of inception) to Jan. 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES

Administrative and development	7,079	7,938	11,675

Total operating expenses	7,079	7,938	11,675

NET OPERATING LOSS	(7,079)	(7,938)	(11,675)

NET LOSS	$ (7,079)	$ (7,938)	$ (11,675)

NET LOSS PER
COMMON SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE
SHARES OUTSTANDING	4,200,000	4,200,000

See Accompanying Notes to Financial Statements

KERRISDALE MINING CORPORATION
(A Development Stage Company)
Cash Flows
January 31, 2008
(unaudited)

		3 months ended Jan. 31, 2008	6 months ended Jan. 31, 2008	For the period Dec. 19, 2006 (date of inception) to Jan. 31, 2008

Cash flows from operating activities:
Net (loss)		$ (7,079)	$ (7,938)	$ (11,675)
	Net cash used in operating activities	$ (7,079)	$ (7,938)	$ (11,675)

Cash flows from investing activities:
	Proceeds from issuance of common stock	$ -	$ -	$ 34,091
Net cash used by investing activities		$ -	$ -	$ 34,091

Net increase (decrease) in cash and cash equivalents		(7,079)	(7,938)	22,416
Cash and cash equivalents, beginning of period		29,495	30,354	-

Cash and cash equivalents, end of period		$ 22,416	22,416	$ 22,416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$ -
Taxes Paid	$ -

See Accompanying Notes to Financial Statements

KERRISDALE MINING CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on December 19, 2006 with the name “Kerrisdale Mining Corporation” with authorized common stock of 75,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the pre-exploration stage.

The Company has elected to have its fiscal year end on July 31.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends to its shareholders.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Basic and Diluted Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Environmental Requirements

At the report date environmental requirements related to the mineral claim interests acquired are unknown and therefore an estimate of any future cost cannot be made.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.

ACQUISITION OF MINING CLAIMS

The company was organized for the purpose of exploring and assessing the mineral potential of the Kerrisdale property.  This property is located in south-central British Columbia, Canada.  The Kerrisdale Property consists of 1 Cell claim totaling 369.5 hectares registered on January 29, 2007 with a Good-to-Date of January 29, 2009.

The claim has not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4.

CAPITAL STOCK

During the period of December 19, 2006 (date of inception) to July 31, 2007 the Company issued 4,200,000 private placement shares of common stock for $34,091.  There were no outstanding stock warrants or options at any time during the period.

5.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors of the Company have acquired 47.6 % of the common stock issued.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

PLAN OF OPERATION

Kerrisdale Mining Corporation  (the “Company” or “We”) was incorporated on December 19, 2006 under the laws of the state of Nevada. We are a development stage company and are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits that we discover which demonstrate economic feasibility. From the date of our incorporation to the present, we have not received any revenues from our operations and we are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We do not own any interest in any property, but merely have the right to conduct exploration activities on the Kerrisdale Property under the terms of an agreement with our President, John Morita.  Since inception, we have spent a total of $3,737 on staking and initial exploration work on the Kerrisdale Property, and the initial geological work was completed in June, 2007.   Following completion of the initial exploration work a preliminary geological report was issued.

Our plan of operation for the remainder of the current fiscal year and for the next twelve months is to retain a consultant to manage the exploration of the property and under the supervision of the consultant to commence a exploration program consisting of mapping, prospecting and geochemical sampling.

During the remainder of the current fiscal year and in the following fiscal year, we also anticipate spending a additional funds on professional fees and administrative expenses, including fees payable in connection with our reporting obligations.

Our cash reserves are not sufficient to meet our financial obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

If we are unable to complete the intended further exploration activities because we don't have enough money, we will cease activities until we raise more money.  If we cannot raise more money to complete the planned exploration program, it is anticipated that we will cease activities.  Even if we complete our further exploration program and it is successful in identifying a mineral deposit, there is no assurance that we will continue operations because we would be required to raise substantial additional funds for purposes of further drilling and engineering studies before we would know if we have a commercially viable mineral deposit.

We will not earn any revenue from operations until we have first completed the process of determining whether a mineralized area exists on the Kerrisdale Property, identified the nature and extent of such mineralized area and its commercial viability, and have then commenced actual mining operations.  Accordingly, there is no assurance as to when or whether we will generate revenue from operations.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2008, the Company remains in the development stage.  As of January 31, 2008, the Company’s balance sheet reflects cash on hand and total assets of $22,416 and no liabilities.   The Company has a deficit accumulated in the development stage of $11,675.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3.

CONTROLS AND PROCEDURES

 The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of January 31, 2008 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KERRISDALE MINING CORPORATION

By: /s/ John Morita, CEO

Date: March 14, 2008

By: /s/ John Yinglong He, CFO

Date: March 14, 2008