Form 10QSB
period 2008-04-30
KERRISDALE MINING CORP
filed 2008-06-13
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At April 30, 2008, the following shares were outstanding: 4,200,000.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The financial statements of Kerrisdale Mining Corporation (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form S-2/A filed with the Securities and Exchange Commission on January 22, 2008.

KERRISDALE MINING CORPORATION

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2008

(UNAUDITED)

KERRISDALE MINING CORPORATION
(PRE-EXPLORATION STAGE COMPANY)
BALANCE SHEET
April 30, 2008

	April 30, 2008	July 21, 2007
CURRENT ASSETS
Cash	$ 5,607	$ 30,354
Total Current Assets	5,607	30,354

TOTAL ASSETS	$ 5,607	$ 30,354

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$ -	$ -
Total Current Liabilities	-	-

Total Liabilities	-	-

STOCKHOLDERS' EQUITY

Common stock
75,000,000 shares authorized, at $.001 par
value; 4,200,000 issued and outstanding	4,200	4,200
Capital in excess of par value	29,891	29,891
Deficit accumulated during the pre-exploration stage	(28,484)	(3,737)
Total Stockholders' Equity	5,607	30,354

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,607	$ 30,354

KERRISDALE MINING CORPORATION
(PRE-EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
For the period December 19, 2006 (Date of Inception) to April 30, 2008

				For the period
			For the period	Dec. 19, 2006
	3 months	9 months	Dec. 19, 2006	(date of
	ended April	ended April	to April 30,	Inception) to
	30, 2008	30, 2008	2007	April 30, 2008

REVENUES	$ -	$ -	$ -	$ -

EXPENSES

Administrative and development

Total operating expenses	16,809	24,747	0	28,484

NET OPERATING LOSS	(16,809)	(24,747)	0	(28,484)

NET LOSS	$ (16,809)	$ (24,747)	$ -	$ (28,484)

NET LOSS PER
COMMON SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE
SHARES OUTSTANDING

KERRISDALE MINING CORPORATION
(PRE-EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period December 19, 2006 (Date of Inception) to April 30, 2008

	Common Stock		Capital in
			Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance December 19, 2006
(Date of Inception)	-	$ -	$ -	$ -

Issuance of common stock from
inception to July 31, 2007	4,200,000	4,200	29,891	-

Net loss from operations for the
period Dec. 19, 2007 (Date of Inception)
to July 31, 2007	-	-	-	(3,737)

Net loss from operations for the
three months ended Oct. 31, 2007				(859)

Net loss from operations for the
three months ended Jan. 31, 2008				(7,079)

Net loss from operations for the
three months ended April 30, 2008				(16,809)

Balance at April 30, 2008	4,200,000	$ 4,200	$ 29,891	$ (28,484)

KERRISDALE MINING CORPORATION
(PRE-EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
For the period December 19, 2006 (Date of Inception) to April 30, 2008

For the period
			For the	Dec. 19, 2006
		9 months	period Dec.	(date of
		ended April	19, 2006 to	inception) to
		30, 2008	April 30, 2007	April 30, 2008

Cash flows from operating activities:
Net (loss)		$ (24,747)	$ -	$ (28,484)
	Net cash used in operating activities	$ (24,747)	$ -	$ (28,484)

Cash flows from investing activities:
Proceeds from issuance of common stock		$ -	$ -	$ 34,091
	Net cash used by investing activities	$ -	$ -	$ 34,091

Net increase (decrease) in cash and cash equivalents		(24,747)	0	$ 5,607
Cash and cash equivalents, beginning of period		30,354	0	-

Cash and cash equivalents, end of period		5,607	0	$ 5,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$ -
Taxes Paid	$ -

KERRISDALE MINING CORPORATION

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2008

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

KERRISDALE MINING CORPORATION

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss  from the translations is recognized. US dollars are considered to be the functional currency.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due their short term maturities.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

At April 30, 2008 the Company had net operating losses available for carry forward of    $28,484. The tax benefit of approximately $8,545 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryover will expire in 2028.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial and Concentration Risks

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

KERRISDALE MINING CORPORATION

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2008

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

Our plan of operation for the remainder of the current fiscal year and for the next twelve months is to retain a consultant to manage the exploration of the property and under the supervision of the consultant to commence an exploration program consisting of mapping, prospecting and geochemical sampling.

During the remainder of the current fiscal year and in the following fiscal year, we also anticipate spending additional funds on professional fees and administrative expenses, including fees payable in connection with our reporting obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2008, the Company remains in the pre-exploration stage.  As of April 30, 2008, the Company’s balance sheet reflects cash on hand and total assets of $5,607 and no liabilities.   The Company has a deficit accumulated in the pre-exploration stage of $28,484.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of April 30, 2008 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended April 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: June 12, 2008

By: /s/ John Yinglong He, CFO

Date: June 12, 2008