Form 10-K
period 2008-07-31
KERRISDALE MINING CORP
filed 2008-10-27
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

KERRISDALE MINING CORPORATION

(Name of small business in its charter)

Nevada	1041	98-0557582
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Floor 8, Xueyuan Tower No. 1 Zhichun Road Beijing, Peoples Republic of China, 100083
(Address of principal executive offices)
Registrant’s telephone number, including area code: 86-1501-158-6601

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

[  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ X ] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of September 25, 2008, the Company had 4,200,000 shares issued and outstanding.

PART I

ITEM 1. PROPERTIES

General

We were incorporated on December 19, 2006 under the laws of the state of Nevada.  We are an exploration stage company.  We do not own an interest in any property, but have the right to conduct exploration activities on one property referred to herein as the Kerrisdale Property.  The Kerrisdale Property is a mineral claim consisting of approximately 369.5 hectares (approximately 910 acres) located in the south-center region of British Columbia, Canada.

We are currently in the exploration stage. We plan to ultimately engage in the exploration of mineral properties and to exploit mineral reserves we discover that demonstrate economic feasibility, if any. We have no plans to merge with or acquire another business entity.

Background

In April 2007, John Morita, who was at the time our president, CEO and a member of the board of directors, acquired one mineral property by arranging the staking of the same through Percy Cox, a non-affiliated third party. Mr. Cox is a self employed contract staker and field worker residing in Kamloops, British Columbia.

The property is unencumbered. Accordingly, there are no claims, liens, charges or liabilities against the property.  In addition, there are no native land claims or other types of competitive claims against the property through which an unaffiliated third party could claim an interest in the property.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

Claim No.	Document Description	Recording	Expiration

550556	KERRISDALE1	1-29-2007	1-29-2008

Our claim consists of 18 contiguous units comprising of a total of 369.5 hectares.

The amount of assessment work required to hold the claims in good standing is $4.00 per Hectare for the first 3 years, then $8.00/Hectare after that.  For the Kerrisdale Property the block of claims totals 369.5 Hectares, so the amount required for the first three years is CDN $1478.00 (approximately US$1,330.00) per year minimum.  In June 2007, we engaged with Jamie Pardy, a professional geologist, to have carried out the first geological work on the claim. A geological and geochemical report was written and submitted to the Ministry of Energy & Mines, British Columbia, Canada. The total cost of the work was $CND3956.56. With the assessment work, the claim in good standing has now been extended to January 29, 2010.

The property was selected because copper, gold and platinum has been discovered in the area.

Location and Access

The Kerrisdale 550556 property is located approximately 12 km by road north-northwest of the Village of Logan Lake, BC and approximately 42 km due west-southwest of the City of Kamloops. Road access is made from Logan Lake by driving 5.9 km north on Hwy 97C then north-west 7 km on loose surface roads to the western limits of the claim block.  The tenure is located on BCGS map sheet 092I056. The centre of the property lies at UTM Zone

10, 0650006E, 5602359N. The property can be easily accessed for day trips from Logan Lake, Kamloops or even the Lower Mainland area. An electric power transmission line crosses the tenure at its eastern end and a larger higher capacity line also transects the property, further improving road access with transmission line trails. A Federal Corrections Canada camp facility and a homestead lie at the eastern limits of the tenure.

MAP 2

Kerrisdale 550556

551195
1179
Tunkwa Park
332395
550556
1126
1194
126
1247
1285
553523
1366
550558
921.057
921.056
528849
1187
1150
1235
552937
1327
1378
528848
1212
1122
1386
1197
554713
1246
1053
921.046
1100
1098
921.047
220822
0
900
1800 m
Map center: 50° 31' 58" N, 120° 50' 52" W

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

Legend

Indian Reserves
National Parks
Parks

Mineral Tenures (Mineral - LRDW)

Mineral Claim
Mineral Lease

Reserves (Mineral - LRDW Sites)

Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others

Mining Division (MTO)

Survey Parcels

BCGS Grid

Contours (1:250K)

Contour - Index
Contour - Intermediate
Areaof Exclusion
Areaof Indefinite Contours

Transportation - Points (TRIM)

Helipad

Transportation - Lines (TRIM)

Airfield
Airport
Airstrip
Airport.Abandoned
Ferry Route
Road (Gravel Undivided) - 1 Lane
Road (Gravel Undivided) - 2 Lanes

Scale: 1:50,000

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Argillite:  A compact rock, derived either from mudstone (claystone or siltstone), or shale, that has undergone a somewhat higher degree of induration than mudstone or shale but is less clearly laminated and without its fissility, and that lacks the cleavage distinctive of slate.

Block (fault):  A type of normal fault in which the crust is divided into structural or fault blocks of different elevations and orientations.

Chalcopyrite:  A mineral, a sulphide of copper and iron, CuFeS2; sometimes called copper pyrite or yellow copper ore.

Conformable:  Successive beds or strata are conformable when they lie one upon another in unbroken and parallel order and no disturbance or denudation took place at the locality while they were being deposited. If one set of beds rests upon the eroded or the upturned edges of another, showing a change of conditions or a break between the formations of the two sets of rocks, they are unconformable.

Cretaceous:  Name applied to the third and final period of the Mesozoic Era. Extensive marine chalk beds were deposited during this period which covered the span of time between 65 and 136 million years before present.

Diorite:  Coarse-grained igneous rock with composition of andesite (no quartz or orthoclase feldspar), composed of 75 percent plagioclase feldspars and balance ferromagnesian silicates.

Disseminated: Said of a mineral deposit (esp. of metals) in which the desired minerals occur as scattered particles in the rock, but in sufficient quantity to make the deposit an ore. Some disseminated deposits are very large.

Dyke:  A tabular igneous intrusion or pluton that cuts across the planar structures of the surrounding rock.

Fault:  Surface or zone of a rock fracture or rupture along which has been displacement or differential movement.

Feldspar:  A monoclinic or triclinic mineral with the general formula XZ4 O 8 where (X= Ba,Ca,K,Na,NH4 ) and (Z= Al,B,Si); a group containing two high-temperature series, plagioclase and alkali feldspar; the most

PROPERTY GEOLOGY

Kerrisdale 550556 lies across the northeastern boundary of the Late Triassic-Early Jurassic age Guichon Creek batholith.  The Kerrisdale Property is mapped by the BC Geological Survey (Massey, MacIntrye, Desjardins, Cooney, 2005) as underlain by the Border Phase of the Guichon Creek batholith and the Nicola Group volcanic rocks, however no outcrop is observed on the property. The thickness of the evident glacial overburden deposits is not exactly known, but is exposed in a number of road cuts through the property.

The western 1/3 to 1/2 of the property is most interesting geologically based on regional scale government maps that indicate that it is underlain by the rocks of the Guichon Creek batholith, albeit the Border phase component that is not known to host economically viable copper-molybdenum deposits that occur in the interior phases of the pluton.

The most significant mineral deposit model applicable to exploration in the area are large calcalkalic type copper-molybdenum deposits.   Diatomite is also reported to occur approximately ½ km north of the property boundary (MINFILE 092INE163 Guichon Creek) in a meadow located just east of Guichon Creek about 4 kilometers south of Tunkwa Lake, but within the Tunkwa Provincial Park.

INITIAL EXPLORATION PROGRAM

Our initial work on the Kerrisdale Property was completed in June, 2007 by Jamie Pardy and a field assistant and included prospecting and a soil geochemical survey.

Property orientation and initial prospecting for outcrop and mapping of overburden boulders was conducted on day one, prospecting and soil sampling was completed on day two and further prospecting for outcrop and mineralization was completed on day three. More detailed prospecting and the soil sampling focused on the western ½ of the property where bedrock is mapped as Guichon Creek batholith. One part of the claim was off limits to access due to the presence of a Federal Corrections Canada camp and a homestead located in the low-lying Guichon Creek watercourse, namesake of the plutonic rocks of the area. From vantage points to the west and east, no outcrop was visible in the low-lying Guichon Creek watercourse area.

No outcrop or mineralized rock was found on the property. A mantle of glacial till of undetermined thickness covers the property. Numerous well-rounded boulders of medium-grained granodiorite and fine-grained, fresh mafic volcanic rocks occur in the glacial till. A small number of intermediate to mafic volcanic rock boulders also occur in the till and are interpreted to be Nicola Group volcanic rocks. The granodiorite boulders are almost certainly part of the Guichon Breek batholith Border phase.

In total 23 soil samples were collected along 3 separate soil lines along ridges.  Samples were taken approximately 100 meters apart. Soil samples were collected as the only practical and applicable method to obtain some form of geochemical data, although the effectiveness of the sampling method is unknown in  terms of ability to detect bedrock conditions at an unknown depth. One sample with slightly anomalous copper geochemistry (93.3 ppm Cu) could be attributable to mineralized float and the moisture and clay component of the soil at the sample collection point could also be partially responsible for the slightly elevated value.  No outcrop or boulders with copper mineralization were seen in the area. There were no soil samples with anomalous molybdenum or anomalous gold geochemistry.

Soil samples were treated with Acme Analytical Labs’s SS80 soil sample preparation and Group 1DX analysis package. Soil samples dried at 60 degrees C, then 100 grams was sieved to -80 mesh; a 15.0 gram sample was leached with 90 ml 2-2-2 HCL-HNO3-H2O at 95 deg. C for one hour, diluted to 300 ml and analyzed by ICP-MS. In-house quality assurance and control of Acme Analytical Labs was relied upon for this basic soil sampling program.

There were no significant results from the limited 2007 survey conducted on the Kerrisdale Property.

FURTHER EXPLORATION PROGRAM

We intend to implement a further exploration program for copper mineralization in altered rocks of the Border (Hydrid) phase of the Guichon Creek plutonic rocks.  A field program involving core sampling and covering the area surrounding the tenure (north, south, and west) will be required.

We estimate the cost of core sampling will be approximately $20.00 per foot drilled.  A drilling rig is required to take the core samples.  The cost of the drilling rig is included in the drilling cost per foot.  We will drill approximately 1,000 linear feet or ten holes. We estimate that it will take up to three months to drill the holes to a depth of 100 feet. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000.  The consultant will be responsible for managing the project, supervising the core sampling, and hiring subcontractors to perform work on the property.  Our employees will not have involvement in the work performed, but will be overseeing everything. The total cost for analyzing the core samples is expected to be approximately $3,000.

If we are unable to complete exploration because we do not have enough money, we will cease activities until we raise more money. If we cannot or do not raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything else.

We anticipate starting further exploration activities in the spring of 2009, weather permitting.

If we do not find mineralized material on the property, it is anticipated that we will allow the claim to expire and we will cease activities.

COMPETITION

The copper and gold mining industry is fragmented.  We compete with other exploration companies looking for copper and gold.  We are one of the smallest exploration companies in existence.  While we compete with other exploration companies, there is no competition for the exploration or removal of mineral from our property.  Readily available gold markets exist in Canada and around the world for the sale of gold.  Therefore, we will be able to sell any gold that we are able to recover.

GOVERNMENT REGULATIONS

Our mineral exploration program is subject to the British Columbia Mineral Tenure Act Regulation.  This act sets forth rules for

*	locating claims
*	working claims
*	reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which regulates how and where we can explore for minerals.  We must comply with these laws to operate our business.  Compliance with these rules and regulations will not adversely affect our activities.  These regulations will not impact our exploration activities.  The only current costs we anticipate at this time are reclamation costs.  Reclamation costs are the costs of restoring the property to its original condition should mineralized material not be found.  We estimate that it will cost between $8,000 and $12,000 to restore the property to its original condition, should mineralized material not be found.  The variance is based upon the number of holes that are drilled by

us.

ENVIRONMENTAL LAWS

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia.  This code deals with environmental matters relating to the exploration and development of mineral properties.  Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mineral activities.  We anticipate no discharge of water into any active stream, creek, river, lake or any other body of water regulated by environmental law or regulation.  No endangered species will be disturbed.  Restoration of the disturbed land will be completed according to law.  All holes, pits and shafts will be sealed upon abandonment of the property.  It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our activities and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business activities in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities.  The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property.  We cannot speculate on those costs in light of our ongoing plans for exploration.  When we are ready to drill, we will notify the B.C. Inspector of Mines.  He will require a bond to be put in place to assure that the property will be restored to its original condition.  We have estimated the cost of restoring the property to be between $8,000 to $12,000, depending upon the number of holes drilled.

EMPLOYEES

At present, we have no employees, other than our officers and directors.  Our officers and directors are part-time employees and will devote about 10% of their time to our operation.  Our officers and directors do not have employment agreements with us.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors.   We intend to use the services of subcontractors for manual labor exploration work on our properties.

ITEM 2.

 PROPERTIES.

Our executive offices are located at 750 Floor 8, Xueyuan Tower, No. 1 Zhichun Road, Beijing, PRC.  Mr. Huoqi Chen provides this office space to us free of charge and we have no lease.  These offices are suitable for our current needs, and we will use these offices for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the period ended July 31, 2008.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

Our shares are approved for trading on the OTC Bulletin Board under the symbol, KMNG.OB.  However, there has been no trading activity in the shares and there is currently no market for the shares.   There is no assurance as to when or whether such a market will develop.

There are currently no outstanding options or warrants to purchase, or security convertible into, our common shares.  We are not publicly offering and not proposing to publicly offer any common shares.

Our outstanding common shares are held by 33 shareholders of record.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

ITEM 6.

SELECTED FINANCIAL DATA.

Not. Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

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

OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS.  NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES, OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS.  THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.  NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview

We were incorporated December 19, 2006 under the laws of the State of Nevada.  We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.  We do not own any interest in any property, but merely have the right to conduct exploration activities on the Kerrisdale Property.  We have completed limited initial exploration work on the Kerrisdale Property and intend to initiate further exploration activities commencing in spring, 2008.

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

Plan of Operations

In June, 2007, the initial geological work on the Kerrisdale Property was completed and a preliminary geological report was produced.

We may start to do some exploration work on the property in 2009 and we anticipate that the initial phase of exploration of the property will cost approximately $15,000.  We do not currently have plans to commence the phase one program because we do not have the funds available to do so.  As of July 31, 2008, we have approximately $1,606 of cash on hand.  These funds will are not expected to be sufficient even to cover basic operating expenses and costs associated with preparation and filing of required periodic reports for the next year. Therefore, we will need to obtain additional capital to pay basic operating expenses and also to pay the estimated costs of the first phase of exploration before proceeding with completion of the proposed phase one exploration program.

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

Another factor which may affect our ability to proceed with the proposed phase one exploration program is a current shortage of qualified geologists as a result of recent increases in mining activity in Canada.  Even if we are able to obtain the funds necessary to proceed with the phase one exploration program, it may be necessary to delay the program because of difficulties in finding a qualified geologist with the time available to work on our project.

As indicated above, the Company is currently considering sources and availability of the funds needed to allow it to proceed with the planned exploration of its mining claim.  However, because of uncertainties related to our ability to obtain necessary financing and proceed with the planned exploration and potential future development of our mining claim, we are also currently seeking other business opportunities.

Results of Activities

From Inception on December 19, 2006

We acquired the right to explore the Kerrisdale Property.  We do not own any interest in the Kerrisdale Property, but merely have the right to conduct exploration activities on it under the terms of an agreement with our former President, John Morita.  We have conducted the initial exploration work on the property in June 2007, but currently have no plans to do any further exploration work on the property because we do not have the funds available to do so.

Since inception, we have spent a total of $3,737 on staking and initial exploration work on the Kerrisdale Property.

Liquidity and Capital Resources

As of the date of this 10-K, we have yet to generate any revenues from our business activities.

In January 2007, we issued 2,000,000 shares of common stock through a private placement pursuant to section Regulation S of the Securities Act of 1933 to our then current officers and directors, John Morita and John Y. L. He, for total consideration of $4,000.00.

In March 2007, we completed a private placement of 1,200,000 restricted shares of common stock to six individuals pursuant to Reg. S of the Securities Act of 1933 and raised $9,600.00.

In July 2007, we completed a private placement of 1,000,000 restricted shares of common stock to twenty-five individuals pursuant to Reg. S of the Securities Act of 1933 and raised $20,000.

As of July 31, 2008, our total assets were $1,606, all in the form of cash, and we had no liabilities.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

KERRISDALE MINING CORPORATION

Pre-Exploration Stage Company

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED July 31, 2008

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine St. #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors

Kerrisdale   Mining Corporation

Vancouver BC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Kerrisdale Mining Corporation. (pre-exploration stage company) at July 31, 2008, and the  related statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2008 and 2007  and the  period  December 19, 2006 (date of inception)  to July 31, 2008.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of   Kerrisdale   Mining Corporation. (pre-exploration stage company) at July 31, 2008, and the  related statements of operations, and  cash flows   for the years ended July 31, 2008 and 2007  and the  period  December 19, 2006 (date of inception)  to July 31, 2008  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company   will need additional working capital for its planned activity and to service any future debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah
September 12, 2008	s/Madsen & Associates, CPA’s Inc.

KERRISDALE MINING CORPORATION
Pre-Exploration Stage Company
BALANCE SHEET
July 31, 2008

ASSETS
CURRENT ASSETS

Cash	$1,606

Total Current Assets	$1,606

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$-

Total Current Liabilities	-

STOCKHOLDERS' EQUITY

Common stock
75,000,000 shares authorized, at $.001 par value
4,200,000 shares issued and outstanding	4,200
Capital in excess of par value	29,891
Accumulated deficit during pre-exploration stage	(32,485)

Total Stockholders' Equity	$1,606

The accompanying notes are an integral part of these financial statements

KERRISDALE MINING CORPORATION
Pre-Exploration Stage Company
STATEMENT OF OPERATIONS
For the Year Ended July 31, 2008 and the Period December 19, 2006 to
July 31, 2007 and the Period December 19, 2006 (date of inception) to July 31, 2008

	July 31, 2008	July 31, 2007	Dec 19, 2006 to July 31, 2008

REVENUES	$-	$-	$-

EXPENSES

Administrative expenses	28,748	3,737	32,485

NET OPERATING LOSS	$(28,748)	$(3,737)	$(32,485)

NET PROFIT PER COMMON SHARE

Basic and diluted	$-0.1	$-

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000's)	4,200	4,200

The accompanying notes are an integral part of these financial statements

KERRISDALE MINING CORPORATION
Pre-Exploration Stage Company
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period December 19, 2006 (date of inception) to July 31, 2008

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit

Balance December 19, 2006	-	$-	$-	$-

Issuance of common stock for cash	4,200,000	4,200	29,891	-

Net operating loss inception to July 31, 2007	-	-	-	(3,737)

Net operating loss year ended July 31, 2008	-	-	-	(28,748)

Balance July 31, 2008	4,200,000	$4,200	$29,891	$(32,485)

The accompanying notes are an integral part of these financial statements

KERRISDALE MINING CORPORATION
Pre-Exploration Stage Company
STATEMENT OF CASH FLOWS
For the Year Ended July 31, 2008 and the Period December 19, 2006 to
July 31, 2007 and the Period December 19, 2006 (date of inception) to July 31, 2008

	July 31, 2008	July 31, 2007	Dec 19, 2006 to July 31, 2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(28,748)	$(3,737)	$(32,485)
Adjustments to reconcile net loss to
net cash provided by operating activities

Net Change in Cash from Operations	(28,748)	(3,737)	(32,485)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	34,091	34,091

Net Change in Cash	(28,748)	30,354	1,606

Cash at Beginning of Period	30,354	-	-

Cash at End of Period	$1,606	$30,354	$1,606

The accompanying notes are an integral part of these financial statements

KERRISDALE MINING CORPORATION

Pre-Exploration Stage Company

NOTES TO FINANCIAL STATEMENTS

July 31, 2008

1.

ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on December 19, 2006   with authorized common stock of 75,000,000 shares with a   par value of $.001.

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

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On July 31, 2008, the Company had a net operating loss available for carryforward of $32,485. The income tax benefit of approximately $9,800 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2027 through 2028.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACQUISITION OF MINING CLAIMS

The Company was organized for the purpose of exploring and developing the mineral potential of the Kerrisdale property. The property is located in south-central British Columbia, Canada.  The Kerrisdale property consists of 1 Cell claim totaling 369.5 hectares registered on January 29, 2007 with an expiration date of January 29, 2010.

The claim has not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4.  CAPITAL STOCK

During the period of December 19, 2006 (date of inception) to July 31, 2007 the Company issued 4,200,000 private placement shares of common stock for $34,091. There have been no stock warrants or options issued.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors do not have any of the outstanding common capital stock.

6.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service any future debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investment, which will enable the Company to continue operations for the coming year.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of July 31, 2008 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of July 31, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Transition Report on Form 10-K.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Each of our directors serves until the next annual meeting of our shareholders or until his or her successor is elected and qualified.  Each of our officers is elected by the board of directors and serves for a term of office which is at the discretion of the board of directors.  The board of directors has no nominating, audit or compensation committee.

Our executive officers and directors and their respective ages and positions as of the date of filing of this report on Form 10-K are as follows:

Name	Age	Position

Houqi Chen	60	President, CEO, CFO, Secretary, Treasurer and Director

Biographical Information

Huoqi Chen

Mr. Huoqi Chen, 60, is the sole officer and director of the Registrant, serving as Director, CFO. Principal Accounting Officer, Secretary and Treasurer since August, 2008, and also as President and CEO since September, 2008. Mr. Chen is also currently the president of Beijing Green Source Technology Corp (“Beijing Green Source”) and Beijing CNC Technology Corp (“CNC”).  Beijing Green Source is a wastewater treatment company.  CNC Technology develops composite reverse osmosis membrane technologies for application in the wastewater treatment industries.  Mr. Chen has acted as president for these two companies since 1995.  From May 1992 to August 1995, Mr. Chen served as president of Beijing Yuanquan New Technology Corp.  Mr. Chen received his degree in Industrial Enterprise Management from the Beijing Institute of Economics in 1982.  Mr. Chen also received his degree in Industrial Economy Management from the China Academy of Social Sciences in 1985.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, as of July 31, 2008, and as of the date of filing of this  report on Form 10K,  all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Audit Committee Expert

The Company does not have an Audit Committee.  Because the Company does not have an Audit Committee it does not currently have a financial expert serving on an Audit Committee.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information with respect to the compensation we paid to our officers and directors during the fiscal years ended July 31, 2007 and 2008:

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen-	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Compen-
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	sation ($)

John S. Morita (2)	2007	0	0	0	0	0	0	0
President and Director	2008	0	0	0	0	0	0	0

John Yinglong He (3)	2007	0	0	0	0	0	0	0
Secretary, Treasurer	2008	0	0	0	0	0	0	0
and Director

[1]

All compensation received by the officers and directors has been disclosed.

[2]

Mr. Morita resigned as an officer and director of the Registrant on September 4, 2008, subsequent to the end of the fiscal year.

[3]

Mr. He resigned as an officer and director of the Registrant on August 12, 2008, subsequent to the end of the fiscal year.

Future compensation of officers will be determined by the Board of Directors based upon the financial condition, financial requirements and performance of the Company, and individual performance of each officer.

Director Compensation

At this time, no compensation has been scheduled for members of the Board of Directors or officers, and no compensation has been paid for the last year. The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company  in all capacities for the fiscal year ended July 31, 2008.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total Compensation
John S. Morita (1)	--	--	--	--	--	--	--
John YL He (2)	--	--	--	--	--	--	--

[2]Mr. Morita resigned as a director of the Registrant on September 4, 2008, subsequent to the end of the fiscal year.

[3] Mr. He resigned as a director of the Registrant on August 12, 2008, subsequent to the end of the fiscal year

Employment Agreements

We do not have any employment agreements with any officers or employees.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock  as of September 30, 2008. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 4,200,000 shares outstanding on September 30, 2008. There are no outstanding options which are exercisable or will be exercisable within 60 days after September 30, 2008.

Name and Address	Number of Shares Beneficially Owned	Percent of Classs
Huoqi Chen (1) Floor 8, Xuequan Tower No. 1 Zhichun Road Beijing, PRC 100083	0	0
John S. Morita 145 West 44th Avenue Vancouver, BC V5Y 2V3 Canada	1,000,000	23.81%
John Yinglong He 4620 Coventry Drive Richmond, BC V7C 4R2 Canada	1,000,000	23.81%
All Officers and Directors as a Group (1 in number)	0	0

 (1) This person is an officer and director of the Company as of the date of filing of this report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In January 2007, we issued 1,000,000 shares each to John Morita and John Y.L. He, who were at that time serving as officers and directors of the Registrant.  The total consideration for issuance of such shares was  $4,000.  The shares were sold in a private placement transaction pursuant to Regulation S under the Securities Act of 1933.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, Mr. Chen may not be considered to be an independent director because he is also currently an officer of the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Moore and Associates Chartered for audit of the Company's financial statements for the fiscal years ended July 31, 2008  were $2,171.50  and $3,885.00_for the fiscal year ended July 31, 2008.

Audit Related Fees

(2)

Moore and Associates Chartered did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2008 and 2007.

Tax Fees

(3)

The aggregate fees billed by Moore and Associates Chartered for tax compliance, advice and planning were $0.00 for the fiscal year ended July 31, 2008 and $0.00 for the fiscal year ended July 31, 2007.

All Other Fees

 (4)

Moore and Associates Chartered did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2008 and 2007.

Audit Committee=s Pre-approval Policies and Procedures

(5)

Kerrisdale Mining Corporation does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for fiscal year ended July 31, 2008.

(b)

Exhibits.

 3(i)

Articles of Incorporation (incorporated by reference from Registration Statement on SB-2 filed with the Securities and Exchange Commission on November 28, 2007).

3(ii)

Bylaws (incorporated by reference from Registration Statement on SB-2 filed with the Securities and Exchange Commission on November 28, 2007).

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KERRISDALE MINING CORPORATION.

By:  /S/ Huoqi Chen

Huoqi Chen, Director, President, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer

Date: October 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Houqi Chen

Huoqi Chen, Director, President, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer

Date: October 27, 2008