Form 10-Q
period 2008-10-31
KERRISDALE MINING CORP
filed 2008-12-08
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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
(Address of Principal Executive Office)

Registrant’s telephone number, including area code: 86-1501-158-6601

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes   [ ] No

As of October 31, 2008 the Issuer had 4,200,000 shares of common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The financial statements of Kerrisdale Mining Corporation (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the fiscal year ended July 31, 2008, filed with the Securities and Exchange Commission on October 27, 2008.

KERRISDALE MINING CORPORATION

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2008

(UNAUDITED)

KERRISDALE MINING CORPORATION
(PRE-EXPLORATION STAGE COMPANY)
BALANCE SHEET
October 31, 2008

	October 31, 2008	July 31, 2008
CURRENT ASSETS
Cash	$ 463	$ 1,606
Total Current Assets	463	1,606

TOTAL ASSETS	$ 463	$ 1,606

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$ -	$ -
Total Current Liabilities	-	-

Total Liabilities	-	-

STOCKHOLDERS' EQUITY

Common stock
510,000,000 shares authorized, at $.001 par
value; 4,200,000 issued and outstanding	4,200	4,200
Capital in excess of par value	29,891	29,891
Deficit accumulated during the pre-exploration stage	(33,628)	(32,485)
Total Stockholders' Equity	463	1,606

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 463	$ 1,606

See notes to financial statements

KERRISDALE MINING CORPORATION
(PRE-EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
For the period December 19, 2006 (Date of Inception) to October 31, 2008

			For the period Dec. 19, 2006 (date of inception) to October 31, 2008
	3 months ended Oct. 31,
	2008	2007

REVENUES	$ -	$ -	$ -

EXPENSES

Administrative and development	1,143	859	33,628

Total operating expenses	1,143	859	33,628

NET OPERATING LOSS	(1,143)	(859)	(33,628)

NET LOSS	$ (1,143)	$ (859)	$ (33,628)

NET LOSS PER
COMMON SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE
SHARES OUTSTANDING	4,200,000	4,200,000

See notes to financial statements

KERRISDALE MINING CORPORATION
(PRE-EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period December 19, 2006 (Date of Inception) to October 31, 2008

	Common Stock		Capital in Excess of Par Value
				Accumulated Deficit
	Shares	Amount
Balance December 19, 2006
(Date of Inception)	-	$ -	$ -	$ -

Issuance of common stock from
inception to July 31, 2007	4,200,000	4,200	29,891	-

Net loss from operations for the
period Dec. 19, 2007 (Date of Inception)
to July 31, 2007	-	-	-	(3,737)

Net loss from operations for the
year ended July 31, 2007				(28,748)

Net loss from operations for the
three months ended October 31, 2008				(1,143)

Balance at October 31, 2008	4,200,000	$ 4,200	$ 29,891	$ (33,628)

See notes to financial statements

KERRISDALE MINING CORPORATION
(PRE-EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
For the period December 19, 2006 (Date of Inception) to October 31, 2008

				For the period Dec. 19, 2006 (date of inception) to October 31, 2008
		3 months ended October 31,
		2008	2007

Cash flows from operating activities:
Net (loss)		$ (1,143)	$ (859)	$ (33,628)
Net cash used in operating activities		$ (1,143)	$ (859)	$ (33,628)

Cash flows from financing activities:
Proceeds from issuance of common stock		$ -	$ -	$ 34,091
Net cash used by financing activities		$ -	$ -	34,091

Net increase (decrease) in cash and cash equivalents		(1,143)	(859)	463
Cash and cash equivalents, beginning of period		1,606	30,354	-

Cash and cash equivalents, end of period		463	29,495	$ 463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$ -
Taxes Paid	$ -

See notes to financial statements

KERRISDALE MINING CORPORATION

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2008

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on December 19, 2006 with the name “Kerrisdale Mining Corporation” with authorized common stock of 75,000,000 shares at $0.001 par value.  On July 10, 2008, all of the members of the Registrant’s board of directors and stockholders owning a majority of the Registrant’s voting stock jointly adopted and approved an amendment to the Registrant’s Articles of Incorporation to change the Corporation’s authorized capital stock (the “Authorized Shares Amendment”) from 75,000,000 shares of authorized capital stock, all of which were common stock, par value $0.001 per share, to 510,000,000 shares of authorized capital stock, consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the designations, preferences, limitations, privileges, qualifications, as well as dividend, conversion, voting, and other special or relative rights, with respect to the preferred stock as the Board of Directors shall determine from time to time.  The Authorized Shares Amendment became effective on July 14, 2008, the date of filing of the Certificate of Amendment with the State of Nevada’s Secretary of State.

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

At October 31, 2008 the Company had net operating losses available for carry forward of    $33,628. The tax benefit of approximately $10,088 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryover will expire in 2029.

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

3.

ACQUISITION OF MINING CLAIMS

The company was organized for the purpose of exploring and assessing the mineral potential of the Kerrisdale property.  This property is located in south-central British Columbia, Canada.  The Kerrisdale Property consists of 1 Cell claim totaling 369.5 hectares registered on January 29, 2007 with a Good-to-

Date of January 29, 2010.

The claim has not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4.

CAPITAL STOCK

During the period of December 19, 2006 (date of inception) to July 31, 2007 the Company issued 4,200,000 private placement shares of common stock for $34,091.  There were no outstanding stock warrants or options at any time during the period. During the period ended October 31, 2008 the Company did not issue any shares of common stock.

5.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors of the Company have acquired 47.6 % of the common stock issued.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview

We were incorporated December 19, 2006 under the laws of the State of Nevada.  We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.  We do not own any interest in any property, but merely have the right to conduct exploration activities on the Kerrisdale Property.  We have completed limited initial exploration work on the Kerrisdale Property and subject to our ability to raise sufficient capital, we intend to initiate further exploration activities commencing in spring, 2009.

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

We may start to do some exploration work on the property in 2009 and we anticipate that the initial phase of exploration of the property will cost approximately $15,000.  We do not currently have plans to commence the phase one program because we do not have the funds available to do so.  As of October 31, 2008, we have approximately $463 of cash on hand.  These funds will are not expected to be sufficient even to cover basic operating expenses and costs associated with preparation and filing of required periodic reports for the next year. Therefore, we will need to obtain additional capital to pay basic operating expenses and also to pay the estimated costs of the first phase of exploration before proceeding with completion of the proposed phase one exploration program.

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

Liquidity and Capital Resources

As of the date of this 10-Q, we have yet to generate any revenues from our business activities.

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

As of October 31, 2008, our total assets were $463, all in the form of cash, and we had no liabilities.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended October 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended July 31, 2008.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

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

By: /s/ Huoqi Chen,

CEO, CFO, Director

Date: December 5, 2008