Form 10-Q
period 2009-01-31
KERRISDALE MINING CORP
filed 2009-03-02
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

[ X ] Yes   [ ] No

As of January 31, 2009 the Issuer had 4,200,000 shares of common stock issued and outstanding.

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

KERRISDALE MINING CORPORATION

(PRE-EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2009

(UNAUDITED)

INDEX

Page
Balance Sheet	3
Statement of Operations	4
Statement of Changes in Shareholder Equity	5
Statements of Cash Flows	6
Notes to Financial Statements	7-9

KERRISDALE MINING CORPORATION

(PRE-EXPLORATION STAGE COMPANY)

BALANCE SHEETS – unaudited

January 31, 2009

	January 31, 2009	July 31, 2008
CURRENT ASSETS
Cash	$ 174	$ 1,606
Total Current Assets	174	1,606

TOTAL ASSETS	$ 174	$ 1,606

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Loan from Shareholders	$ 5,200	$ -
Total Current Liabilities	5,200	-

Total Liabilities	5,200	-

STOCKHOLDERS' EQUITY

Common stock
75,000,000 shares authorized, at $.001 par
value; 4,200,000 issued and outstanding	4,200	4,200
Capital in excess of par value	29,891	29,891
Deficit accumulated during the pre-exploration stage	(39,117)	(32,485)
Total Stockholders' Equity	(5,026)	1,606

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 174	$ 1,606

See the accompanying notes to the financial statements.

KERRISDALE MINING CORPORATION

(PRE-EXPLORATION STAGE COMPANY)

STATEMENT OF OPERATIONS - unaudited

January 31, 2009

					For the period Dec. 19, 2006 (date of inception) to January 31, 2009
	3 months ended Jan. 31,		6 months ended Jan. 31,
	2009	2008	2009	2008

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Administrative and development	5,489	7,079	6,632	7,938	39,117

Total operating expenses	5,489	7,079	6,632	7,938	39,117

NET OPERATING LOSS	(5,489)	(7,079)	(6,632)	(7,938)	(39,117)

NET LOSS	$ (5,489)	$ (7,079)	$ (6,632)	$ (7,938)	$ (39,117)

NET LOSS PER
COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE
SHARES OUTSTANDING	4,200,000	4,200,000	4,200,000	4,200,000

See the accompanying notes to the financial statements.

KERRISDALE MINING CORPORATION

(PRE-EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period December 19, 2006 (Date of Inception) to January 31, 2009

	Common Stock		Capital in Excess of Par Value
				Accumulated Deficit
	Shares	Amount
Balance December 19, 2006
(Date of Inception)	-	$ -	$ -	$ -

Issuance of common stock from
inception to July 31, 2007	4,200,000	4,200	29,891	-

Net loss from operations for the
period Dec. 19, 2007 (Date of Inception)
to July 31, 2007	-	-	-	(3,737)

Net loss from operations for the
year ended July 31, 2007				(28,748)

Net loss from operations for the
three months ended October 31, 2008				(1,143)

Net loss from operations for the				(5,489)
three months ended January 31, 2009

Balance at January 31, 2009	4,200,000	$ 4,200	$ 29,891	$ (39,117)

See the accompanying notes to the financial statements.

KERRISDALE MINING CORPORATION

(PRE-EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS - unaudited

January 31, 2009

				For the period Dec. 19, 2006 (date of inception) to January 31, 2009
		6 months ended January 31,
		2009	2008

Cash flows from operating activities:
Net (loss)		$ (6,632)	$ (7,938)	$ (39,117)
Net cash used in operating activities		$ (6,632)	$ (7,938)	$ (39,117)

Cash flows from financing activities:
Proceeds from issuance of common stock		$ -	$ -	$ 34,091
Loan from Shareholders		5,200		5,200
Net cash used by financing activities		$ 5,200	$ -	$ 39,291

Net increase (decrease) in cash and cash equivalents		(1,432)	(7,938)	174
Cash and cash equivalents, beginning of period		1,606	30,354	-

Cash and cash equivalents, end of period		$ 174	$ 22,416	$ 174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$ -
Taxes Paid	$ -

KERRISDALE MINING CORPORATION

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2009

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

Overview

Kerrisdale Mining Corporation was incorporated December 19, 2006 under the laws of the State of Nevada.  We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.  We do not own any interest in any property, but merely have the right to conduct exploration activities on the Kerrisdale Property.  The Kerrisdale Property is a mineral claim consisting of approximately 369.5 hectares (approximately 910 acres) located in the south-center region of British Columbia, Canada.  We have completed limited initial exploration work on the Kerrisdale Property and subject to our ability to raise sufficient capital, we intend to initiate further exploration activities in 2009.

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

Plan of Operations

In June, 2007, the initial geological work on the Kerrisdale Property was completed and a preliminary geological report was produced. We may start to do some initial exploration work on the Kerrisdale Property in 2009; we anticipate that the initial phase of exploration of the property will cost approximately $15,000.  We do not currently have plans to commence the phase one program because we do not have the funds available to do so.  As of January 31, 2009, we have approximately $174 of cash on hand.  These funds are not expected to be sufficient even to cover basic operating expenses and costs associated with preparation and filing of required periodic reports for the next year. Therefore, we will need to obtain additional capital to pay basic operating expenses and also to pay the estimated costs of the first phase of exploration before proceeding with completion of the proposed phase one exploration program.

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

Liquidity and Capital Resources

As of January 31, 2009, the Company’s balance sheet reflects total current assets of $174 in the form of cash and total current liabilities of $5,200.  The Company has cash on hand of $174 and a deficit accumulated in the development stage of $39,117.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is pursuing its business plan, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

Off-Balance Sheet Arrangements

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended January 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended January 31, 2009.

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

KERRISDALE MINING CORPORATION

By: /s/ Huoqi Chen,

Chief Executive Officer, Chief Financial Officer, Director

Date: March 2, 2008