Form 10-Q
period 2009-04-30
KERRISDALE MINING CORP
filed 2009-06-11
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Not Applicable.

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

[ X ] Yes   [ ] No

As of April 30, 2009 the Issuer had 4,200,000 shares of common stock issued and outstanding.

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

KERRISDALE MINING CORPORATION

(PRE-EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2009

(UNAUDITED)

INDEX

Page
Balance Sheet	3
Statement of Operations	4
Statement of Changes in Shareholder Equity	5
Statements of Cash Flows	6
Notes to Financial Statements	7 – 9

KERRISDALE MINING CORPORATION

(PRE-EXPLORATION STAGE COMPANY)

BALANCE SHEETS – unaudited

April 30, 2009

	April 30, 2009	July 31, 2008
CURRENT ASSETS
Cash	$ 181	$ 1,606
Total Current Assets	181	1,606

TOTAL ASSETS	$ 181	$ 1,606

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$ 1,668	$ -
Loan from Shareholders	7,800	-
Total Current Liabilities	9,468	-

Total Liabilities	9,468	-

STOCKHOLDERS' DEFICIENCY

Common stock
510,000,000 shares authorized, at $.001 par
value; 4,200,000 issued and outstanding	4,200	4,200
Capital in excess of par value	29,891	29,891
Deficit accumulated during the pre-exploration stage	(43,378)	(32,485)
Total Stockholders' Equity	(9,287)	1,606

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 181	$ 1,606

See the accompanying notes to the financial statements

KERRISDALE MINING CORPORATION

(PRE-EXPLORATION STAGE COMPANY)

STATEMENT OF OPERATIONS - unaudited

April 30, 2009

					For the period Dec. 19, 2006 (date of inception) to April 30, 2009
	3 months ended Apr. 30,		9 months ended Apr. 30,
	2009	2008	2009	2008
REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Administrative and development	4,261	16,809	10,892	24,746	43,378

Total operating expenses	4,261	16,809	10,892	24,746	43,378

NET OPERATING LOSS	(4,261)	(16,809)	(10,892)	(24,746)	(43,378)

NET LOSS	$ (4,261)	$ (16,809)	$ (10,892)	$ (24,746)	$ (43,378)

NET LOSS PER
COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE
SHARES OUTSTANDING	4,200,000	4,200,000	4,200,000	4,200,000

See the accompanying notes to the financial statements

KERRISDALE MINING CORPORATION

(PRE-EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period December 19, 2006 (Date of Inception) to April 30, 2009

	Common Stock		Capital in Excess of Par Value
				Accumulated Deficit
	Shares	Amount
Balance December 19, 2006
(Date of Inception)	-	$ -	$ -	$ -

Issuance of common stock from
inception to July 31, 2007	4,200,000	4,200	29,891	-

Net loss from operations for the
period Dec. 19, 2007 (Date of Inception)
to July 31, 2007	-	-	-	(3,737)

Net loss from operations for the
year ended July 31, 2008				(28,748)

Net loss from operations for the
three months ended October 31, 2008				(1,143)

Net loss from operations for the				(5,489)
three months ended January 31, 2009

Net loss from operations for the				(4,261)
three months ended April 30, 2009

Balance at April 30, 2009	4,200,000	$ 4,200	$ 29,891	$ (43,378)

See the accompanying notes to the financial statements

KERRISDALE MINING CORPORATION

(PRE-EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS - unaudited

April 30, 2009

				For the period Dec. 19, 2006 (date of inception) to April 30, 2009
		9 months ended April 30,
		2009	2008

Cash flows from operating activities:
Net (loss)		$ (10,892)	$ (24,746)	$ (43,378)
Change in Accounts Payable		1,668	-	1,668
Net cash used in operating activities		$ (9,224)	$ (24,746)	$ (41,710)

Cash flows from financing activities:
Proceeds from issuance of common stock		$ -	$ -	$ 34,091
Loan from Shareholders		7,800		7,800
Net cash used by financing activities		$ 7,800	$ -	$ 41,891

Net increase (decrease) in cash and cash equivalents		(1,424)	(24,746)	181
Cash and cash equivalents, beginning of period		1,606	30,354	-

Cash and cash equivalents, end of period		$ 181	$ 5,607	$ 181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$ -
Taxes Paid	$ -

See the accompanying notes to the financial statements

KERRISDALE MINING CORPORATION

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

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

Environmental Requirements

KERRISDALE MINING CORPORATION

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

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

KERRISDALE MINING CORPORATION

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

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

At April 30, 2009 the Company had net operating losses available for carry forward of    $41,710. The tax benefit of approximately $12,513 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company is unable to establish a predictable projection of operating profits for future years.

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

KERRISDALE MINING CORPORATION

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

3.

ACQUISITION OF MINING CLAIMS

The company was organized for the purpose of exploring and assessing the mineral potential of the Kerrisdale property.  This property is located in south-central British Columbia, Canada.  The Kerrisdale Property consists of 1 Cell claim totaling 369.5 hectares registered on January 29, 2007 with a Good-to-Date of January 29, 2010.

The claim has not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4.

CAPITAL STOCK

During the period of December 19, 2006 (date of inception) to July 31, 2007 the Company issued 4,200,000 private placement shares of common stock for $34,091.  There were no outstanding stock warrants or options at any time during the period. During the period ended April 30, 2009 the Company did not issue any shares of common stock.

5.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors of the Company have acquired 47.6 % of the common stock issued.

Also, at April 30, 2009 the shareholders of the corporation had loaned the company $7,800.  The loan is a demand, and a non-interest bearing loan.

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

Plan of Operations

In June, 2007, the initial geological work on the Kerrisdale Property was completed and a preliminary geological report was produced. We may start to do some initial exploration work on the Kerrisdale Property in 2009; we anticipate that the initial phase of exploration of the property will cost approximately $15,000.  We do not currently have plans to commence the phase one program because we do not have the funds available to do so.  As of April 30, 2009, we have approximately $181 of cash on hand.  These funds are not expected to be sufficient even to cover basic operating expenses and costs associated with preparation and filing of required periodic reports for the next year. Therefore, we will need to obtain additional capital to pay basic operating expenses and also to pay the estimated costs of the first phase of exploration before proceeding with completion of the proposed phase one exploration program.

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

Liquidity and Capital Resources

As of April 30, 2009, the Company’s balance sheet reflects total current assets of $181 in the form of cash and total current liabilities of $9,468.  The Company has cash on hand of $181 and a deficit accumulated in the development stage of $43,378.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is pursuing its business plan, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended April 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: June 11, 2009