Form 10-Q
period 2009-09-30
CHINA JO-JO DRUGSTORES, INC.
filed 2009-11-16
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: September 30, 2009

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

CHINA JO-JO DRUGSTORES, INC.

(Exact name of registrant as specified in Charter)

Nevada	333-147698	98-0557852
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Room 507-513, 5th Floor A Building, Meidu Plaza
Gongshu District, Hangzhou, Zhejiang Province, P.R. China

(Address of Principal Executive Offices)

+86 (571) 88077078

(Registrant’s Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 20,000,000 issued and outstanding as of November 12, 2009.

Transitional Small Business Disclosure Form (Check one): Yes ☒ No ☐

TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR SIX MONTHS ENDED SEPTEMBER 30, 2009

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) for China Jo-Jo Drugstores, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA JOJO DRUGSTORS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORP)

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND MARCH 31, 2009

	September 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$819,800	$996,302
Restricted cash	308,006	-
Accounts receivable, trade	1,296,309	1,265,110
Inventories	3,314,802	2,793,101
Other receivables	362,019	67,079
Other receivables - related parties	3,824	2,432
Advances to suppliers	6,731,624	5,485,113
Advances to suppliers - related parties	2,388,161	1,797,104
Other current assets	936,238	564,379
Total current assets	16,160,783	12,970,620

EQUIPMENT, net	965,750	979,432

OTHER ASSETS:
Long term deposit	2,574,516	2,015,149
Total other assets	2,574,516	2,015,149

Total assets	$19,701,049	$15,965,201

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$1,467,000	$1,465,000
Notes payable	308,006	-
Accounts payable, trade	5,926,743	5,939,237
Other payables	223,340	404,731
Other payables - related parties	327,161	326,715
Taxes payable	827,120	811,316
Accrued liabilities	439,920	360,655
Total liabilities	9,519,290	9,307,654

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock; $0.001 par value; 75,000,000 shares authorized; 20,000,000 and 15,800,000 shares issued and outstanding as of September 30, 2009 and March 31, 2009, respectively	20,000	15,800
Paid-in capital	867,884	661,800
Statutory reserves	1,309,109	1,309,109
Retained earnings	8,336,032	5,033,275
Accumulated other comprehensive loss	(351,266)	(362,437)
Total shareholders' equity	10,181,759	6,657,547

Total liabilities and shareholders' equity	$19,701,049	$15,965,201

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JOJO DRUGSTORS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORP)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES	$12,258,573	$10,383,170	$23,940,037	$21,533,559

COST OF GOODS SOLD	8,759,697	7,598,068	17,417,265	15,901,507

GROSS PROFIT	3,498,876	2,785,102	6,522,772	5,632,052

SELLING EXPENSES	596,382	434,282	1,074,159	793,443
GENERAL & ADMINISTRATIVE EXPENSES	565,134	291,147	930,344	503,601
OPERATING EXPENSES	1,161,516	725,429	2,004,503	1,297,044

INCOME FROM OPERATIONS	2,337,360	2,059,673	4,518,269	4,335,008

OTHER INCOME (EXPENSE), NET	3,608	(6,047)	10,243	(15,638)

INCOME BEFORE INCOME TAXES	2,340,968	2,053,626	4,528,512	4,319,370

PROVISION FOR INCOME TAXES	637,372	476,709	1,225,755	1,001,634

NET INCOME	1,703,596	1,576,917	3,302,757	3,317,736

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	12,591	1,448	11,171	21,634

COMPREHENSIVE INCOME	$1,716,187	$1,578,365	$3,313,928	$3,339,370

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	16,400,000	15,800,000	16,100,000	15,800,000

BASIC AND DILUTED EARNING PER SHARE	$0.10	$0.10	$0.21	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JOJO DRUGSTORS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORP)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
	Common Stock			Retained Earnings		other
	Number of		Paid-in	Statutory		comprehensive
	shares	Amount	capital	reserves	Unrestricted	income/(loss)	Totals
BALANCE, March 31, 2008	15,800,000	$15,800	$661,800	$606,665	$(1,077,797)	$(390,125)	$(183,657)

Net income					3,317,736		3,317,736
Adjustment of statutory reserve				325,343	(325,343)		-
Foreign currency translation adjustments						21,634	21,634

BALANCE, September 30, 2008 (unaudited)	15,800,000	$15,800	$661,800	$932,008	$1,914,596	$(368,491)	$3,155,713

Net income					3,495,780		3,495,780
Adjustment of statutory reserve				377,101	(377,101)		-
Foreign currency translation adjustments						6,054	6,054

BALANCE, March 31, 2009	15,800,000	$15,800	$661,800	$1,309,109	$5,033,275	$(362,437)	$6,657,547

Shares issued for reorganization on September 17, 2009	4,200,000	4,200	(4,200)				-
Stock-based compensation			202,120				202,120
Net income					3,302,757		3,302,757
Shareholder contribution			8,164				8,164
Foreign currency translation adjustments						11,171	11,171

BALANCE, September 30, 2009 (unaudited)	20,000,000	$20,000	$867,884	$1,309,109	$8,336,032	$(351,266)	$10,181,759

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JOJO DRUGSTORS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORP)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,302,757	$3,317,736
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	249,774	179,301
Stock compensation	126,325	-
Change in operating assets
Accounts receivable, trade	(29,456)	(90,162)
Inventories	(517,606)	511,901
Other receivables	(294,688)	(10,721)
Other receivables - related parties	(1,388)	165,103
Advances to suppliers	(1,238,348)	(3,776,895)
Advances to suppliers - related parties	(588,282)	(641,987)
Other current assets	(371,913)	48,399
Long term deposit	(556,313)	-
Change in operating liabilities
Accounts payable, trade	287,247	290,776
Other payables and accrued liabilities	(27,164)	9,703
Other payables-related parties	-	(7,257)
Customer deposits	-	112,089
Taxes payable	14,688	68,237
Net cash provided by operating activities	355,633	176,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(22,239)	(17,236)
Additions to leasehold improvements	(211,496)	(143,743)
Net cash used in investing activities	(233,735)	(160,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(307,838)	-
Payments on short-term loans	(1,466,200)	(508,060)
Proceeds from short-term loans	1,466,200	508,060
Net cash used in financing activities	(307,838)	-

EFFECT OF EXCHANGE RATE ON CASH	9,438	21,573

(DECREASE) INCREASE IN CASH	(176,502)	36,817

CASH, beginning of period	996,302	878,948

CASH, end of period	$819,800	$915,765

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDARIES
(FORMERLY KNOWN AS KERRISDAL MINING CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 1- DESCRIPTION OF BUSINESS AND ORGANIZATION

China Jo-Jo Drugstores, Inc. (“Jo-Jo Drugstores” or the “Company”), was incorporated in Nevada on December 19, 2006, originally under the name “Kerrisdale Mining Corporation.”  On September 24, 2009, The Company changed its name to “China Jo-Jo Drugstores, Inc.” in connection with a share exchange transaction as described below.

On September 17, 2009, the Company completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. (“Renovation HK”), and Renovation HK became a wholly-owned subsidiary of the Company. On the closing date, the Company issued 15,800,000 of its common stock to Renovation HK’s stockholders in exchange for 100% of the capital stock of Renovation HK. Prior to the share exchange transaction, the Company had 4,200,000 shares of common stock issued and outstanding. After the share exchange transaction, the Company had 20,000,000 shares of common stock outstanding and Renovation HK’s stockholders owned 79% of the issued and outstanding shares. The management members of Renovation HK became the directors and officers of the Company.  The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Renovation HK (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction.

Renovation HK was incorporated on September 2, 2008, under the laws of Hong Kong Special Administrative Region (“Hong Kong”). Renovation HK has no substantive operations of its own except for its holding of Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”), its wholly-owned subsidiary. Through Jiuxin Management, the Company controls three companies that operate a chain of pharmacies in the People’s Republic of China (“PRC” or “China”), namely, Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”, and collectively with Jiuzhou Pharmacy and Jiuzhou Clinic as “HJ Group”).

Jiuxin Management was established in the PRC by Renovation HK on October 14, 2008, as a wholly foreign owned enterprise (“WFOE”), with registered capital of $4,500,000. Renovation HK is required by the PRC company law to pay 15% of the registered capital by December 31, 2009 and the balance to be paid within two years. Jiuxin Management has no substantive operations of its own except for entering into certain exclusive agreements with HJ Group and performing its obligations thereunder.

Jiuzhou Pharmacy is a PRC limited liability company established in Zhejiang Province on September 9, 2003 with registered capital of $605,000 (RMB 5,000,000). It is engaged in the retail sales of prescription and non prescription drugs, traditional Chinese medicine and general merchandise in the PRC.

Jiuzhou Clinic is a PRC general partnership established in Zhejiang Province on October 10, 2003. It is engaged in providing both traditional and western medical services in the PRC.

Jiuzhou Service is a PRC limited liability company established in Zhejiang Province on November 2, 2005 with registered capital of $60,500 (RMB 500,000). It is engaged in providing medical-related management consulting services in the PRC.

All three HJ Group companies are under the common control of the same three owners (the “Owners”). Each HJ Group company holds the licenses and approvals necessary to operate its business in China.

The paid-in capital of all three HJ Group companies was funded by individuals who were the majority shareholders of Renovation HK prior to the share exchange transaction with the Company. PRC law currently has limits on foreign ownership of companies in certain industries, including those of HJ Group. To comply with these foreign ownership restrictions, on August 1, 2009, Jiuxin Management entered into the following exclusive agreements with HJ Group and the Owners (collectively the “Contractual Arrangements”):

(1) Consulting Services Agreement, through which Jiuxin Management has the right to advise, consult, manage and operate all three HJ Group companies, and collect and own all of their net profits;

(2) Operating Agreement, through which Jiuxin Management has the right to recommend director candidates and appoint the senior executives of HJ Group, approve any transactions that may materially affect the assets, liabilities, rights or operations of HJ Group, and guarantee the contractual performance by HJ Group of any agreements with third parties, in exchange for a pledge by each HJ Group company of its accounts receivable and assets;

(3) Proxy Agreement, under which the Owners have vested their collective voting control over the three HJ Group companies to Jiuxin Management and will only transfer their respective equity interests in HJ Group to Jiuxin Management or its designee(s);

(4) Option Agreement, under which the Owners have granted Jiuxin Management the irrevocable right and option to acquire all of their equity interests in HJ Group; and

(5) Equity Pledge Agreement, under which the Owners have pledged all of their rights, titles and interests in HJ Group to Jiuxin Management to guarantee the performance of their obligations under the Consulting Services Agreement.

As a result of the Contractual Arrangements, which obligate the Company to absorb all of the risk of loss from HJ Group’s activities and enables the Company to receive all of HJ Group’s expected residual returns, the Company accounts for each HJ Group company as a variable interest entity (“VIE”) under Financial Accounting Standards Board (FASB)’s accounting standard. Accordingly, the financial statements of HJ Group are consolidated into the financial statements of the Company.

 Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The reporting entities

The Company’s consolidated financial statements of reflect the activities of the Company and the following subsidiary and VIEs:

Subsidiaries	Incorporated in	Percentage of Ownership
Renovation HK	Hong Kong	100.00%
Jiuxin Management	PRC	100.00%
Jiuzhou Pharmacy	PRC	VIE by Contractual Arrangements
Jiuzhou Clinic	PRC	VIE by Contractual Arrangements
Jiuzhou Service	PRC	VIE by Contractual Arrangements

Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiary and its VIEs. All significant inter-company transactions and balances between the Company, its subsidiary and VIEs are eliminated upon consolidation.

Consolidation of variable interest entities

In accordance with FASB’s accounting standard, variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The Company has concluded that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are each a VIE and that the Company’s wholly owned subsidiary, Jiuxin Management, absorb a majority of the risk of loss from the activities of these three companies, and enable the Company to receive a majority of their respective expected residual returns. Accordingly, the Company accounts for each of these three companies as a VIE. As the companies are under common control, the consolidated financial statements have been prepared as if the transactions had occurred retroactively as to the beginning of the reporting period of these consolidated financial statements.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates its allowance for doubtful accounts and useful lives of plant and equipment. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Fair values of financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables, payables and short term loans qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value.

Revenue recognition

Revenue from sales of prescription medicine at the drugstores is recognized when the prescription is filled and the customer picks up and pays for the prescription.

Revenue from sales of other merchandise at the drugstores is recognized at the point of sale, which is when the customer pays for and receives the merchandise.

Revenue from medical services is recognized after the service has been rendered to the customer.

Revenue from sales of merchandise to non-retail customers is recognized when the following conditions are met: 1) persuasive evidence of an arrangement exists (sales agreements and customer purchase orders are used to determine the existence of an arrangement); 2) delivery of goods has occurred and risks and benefits of ownership have been transferred, which is when the goods are received by the customer at its designated location in accordance with the sales terms; 3) the sales price is fixed or determinable; and 4) collectability is probable. Historically, sales returns have been immaterial.

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of tax authorities in respect of the sale of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the balance sheet until it is paid to the tax authorities.

Cash

Cash consists of cash on hand, cash in the drugstores, and cash at banks.

Restricted cash

The Company’s restricted cash consists of cash in a bank as security for its notes payable. The Company has notes payable outstanding with the bank and is required to keep certain amounts on deposit that are subject to withdrawal restrictions.

Accounts receivable

Accounts receivable represent amounts due from banks relating to retail sales that are paid or settled by the customers’ debit or credit cards, amounts due from government social security bureaus relating to retail sales of drugs, prescription medicine, and medical services that are paid or settled by the customers’ medical insurance cards, and amounts due from non-retail customers for sales of merchandise.

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. Historically, the amount of bad debt write-off has been immaterial and the Company has been able to collect substantially all amounts due from these parties. As of September 30, 2009 and March 31, 2009, management concluded all amounts are collectible and allowance for doubtful accounts deemed not necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Market is the lower of replacement cost or net realizable value. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location to ensure that the amounts reflected in the consolidated financial statements at each reporting period are properly stated and valued. The Company records write-downs to inventories for shrinkage losses and damaged merchandise that are identified during the inventory counts.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization. Depreciation is calculated on the straight-line method over the following estimated useful lives of the assets, taking into consideration the assets’ estimated residual value. Leasehold improvements are amortized over the shorter of 5 years or the lease term of the underlying assets. Following are the estimated useful lives of the Company’s other property and equipment:

Estimated Useful Life
Leasehold improvements	5 years
Motor vehicles	5 years
Office equipment & furniture	3-5 years

Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of September 30, 2009 and March 31, 2009, there was no impairment.

Income taxes

The Company records income taxes pursuant to FASB’s accounting standard for income taxes. The FASB’s accounting standard requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FASB’s accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements. There are no deferred tax amounts at September 30, 2009 and March 31, 2009.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when related items are credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Value Added Tax (VAT)

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax on the gross sales price. The value-added tax rate varies from 9% to 17%, depending on the type of products sold. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products. The Company recorded VAT payable and VAT receivable net of payments in the accompanying financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Stock Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with the Financial Accounting Standards Board's accounting standards regarding accounting for stock-based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by these accounting standards. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs amounted to $28,676 and $34,782 for the three months ended September 30, 2009 and 2008, respectively. Advertising and promotion costs amounted to $126,108 and $55,990 for the six months ended September 30, 2009 and 2008, respectively. Advertising costs consist primarily of print and television advertisements.

Pre-opening costs

Expenditures related to the opening of new drugstores, other than expenditures for property and equipment, are expensed as incurred.

Vendor allowances

The Company accounts for vendor allowances according to FASB’s accounting standard. Vendor allowances reduce the carrying value of inventories and subsequently transferred to cost of goods sold when the inventories are sold, unless those allowances are specifically identified as reimbursements for advertising, promotion and other services, in which case they are recognized as a reduction of the related advertising and promotion costs.

For the three months ended September 30, 2009 and 2008, the Company recognized vendor allowances of $59,978 and $56,907 in cost of goods sold, respectively. For the six months ended September 30, 2009 and 2008, the Company recognized vendor allowances of $106,780 and $113,007 in cost of goods sold, respectively.

Distribution costs

Distribution costs represent the costs of transporting the merchandise from warehouses to stores. These costs are expensed as incurred and are included in sales, marketing and other operating expenses.

Operating leases

The Company leases premises for retail drugstores, warehouses and offices under non-cancelable operating leases. Operating lease payments are expensed on a straight-line basis over the term of lease. A majority of the Company’s retail drugstore leases have a 3 to 5-year term with a renewal option upon the expiry of the lease. The Company has historically been able to renew a majority of its drugstores leases. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Historically, the Company has experienced no product liability or malpractice claims.

Foreign currency translation

The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes. The Company’s subsidiary and VIEs maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, the Company translates the assets and liabilities of its subsidiaries and VIEs into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the subsidiaries’ and VIEs’ financial statements are recorded as accumulated other comprehensive income.

FASB’s accounting standard, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income only consist of changes in foreign currency exchange rates. Accumulated other comprehensive loss in the statement of shareholders’ equity amounted to $351,266 and $362,437 as of September 30, 2009 and March 31, 2009, respectively. The balance sheet amounts with the exception of equity at September 30, 2009 and March 31, 2009 were translated at 1 RMB to $0.1467 USD and at 1 RMB to $0.1465 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended September 30, 2009 and 2008 were at 1 RMB to $0.14662 USD and at 1 RMB to $0.14516 USD, respectively.

Concentrations and credit risk

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2009 and March 31, 2009, the Company had deposits totaling $1,105,074 and $995,448 that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the three months and six months ended September 30, 2009 and 2008, all of the Company’s sales and purchases arose in the PRC. No major customers accounted for more than 10% of the Company’s total revenues for the three months and six months ended September 30, 2009 and 2008, respectively.

For the three months ended September 30, 2009 and 2008, one vendor accounted for 20% of the Company’s total purchases and 9% of the total accounts payable; and 16% of the Company’s total purchases and 8% of the total accounts payable, respectively.

For the six months ended September 30, 2009 and 2008, one vendor accounted for 20%of the Company’s total purchases and 7% of the total accounts payable; and 19% of the Company’s total purchases and 8% of the total accounts payable, respectively.

Recently issued accounting pronouncements

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. On July 1, 2009, the Company adopted this accounting standard, but it did not have a material impact on the disclosures related to its consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company is currently assessing the impact of adoption this standard.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2009, FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

Note 3 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid for the three months ended September 30, 2009 and 2008, amounted to $17,299 and $10,761, respectively. Interest paid for the six months ended September 30, 2009 and 2008, amounted to $35,510 and $21,338, respectively.

Income taxes paid for the three months ended September 30, 2009 and 2008 amounted to $692,146 and $422,961, respectively. Income taxes paid for the six months ended September 30, 2009 and 2008 amounted to $1,164,653 and $997,255, respectively.

Non-cash financing activities includes $308,006 of notes payable issued to pay off accounts payable for six months ended September 30, 2009.

Note 4 – ADVANCES TO SUPPLIERS

Advances to suppliers are money deposited with or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis.

This amount is refundable and bears no interest. As of September 30, 2009 and March 31, 2009, advances to suppliers, including advances to related parties, amounted to $9,119,785 and $7,282,217, respectively.

Note 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)
Leasehold improvements	$2,272,313	$2,057,892
Furniture and equipment	326,151	304,709
Motor Vehicles	163,891	162,443
Total	2,762,355	2,525,044
Less: Accumulated depreciation and amortization	1,796,605	1,545,612
Property and equipment, net	$965,750	$979,432

Total depreciation expense for property and equipment for the three months ended September 30, 2009 and 2008 was $127,714 and $104,800, respectively. Total depreciation expense for property and equipment for the six months ended September 30, 2009 and 2008 was $248,747 and $179,301, respectively. No depreciation expense was included in cost of goods sold for the years presented because the Company’s business does not involve manufacturing of merchandise and the amount of depreciation of property and equipment utilized in acquiring, warehousing and transporting the merchandise to locations ready for sale is not material.

Note 6 – LONG TERM RENTAL DEPOSITS

Long term rental deposits are money deposited or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of six months’ rent being paid up front plus additional deposits. As of September 30, 2009 and March 31, 2009, the long term rental deposit amounted to $2, 574,516 and $2,015,149, respectively.

Note 7 – SHORT TERM LOANS

Short term loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans at September 30, 2009 and March 31, 2009, consisted of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)
Hangzhou Bank, due February 2, 2010
annual interest at 4.86%, secured by the
personal properties of some of the Company’s directors	$880,200	$879,000

Hangzhou Bank, due March 13, 2010
annual interest at 4.86%, secured by the
personal properties of some of the Company’s directors	$586,800	$586,000

Total	$1,467,000	$1,465,000

Interest expense for the three months ended September 30, 2009 and 2008 amounted to $17,299 and $10,761, respectively. Interest expense for the six months ended September 30, 2009 and 2008 amounted to $35,510 and $21,338, respectively.

Note 8 - TAXES

Income Tax

The Company is registered in Nevada whereas its subsidiary, Renovation HK, is registered in Hong Kong, and all of the Company’s business operations are conducted through Renovation HK’s subsidiary, Jiuxin Management and the three PRC VIEs, Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service. Jiuxin Management and the VIEs are subject to PRC tax laws.

Beginning January 2008, the Chinese Enterprise Income Tax (“EIT”) law replaced China’s former income tax laws. The standard EIT rate of 25% replaced the 33% rate previously applicable to enterprises. Therefore, starting from January 2008 Jiuzhou Pharmacy has been subject to an effective tax rate of 25%.

Jiuzhou Clinic and Jiuzhou Service are subject to the regular income tax rate of 25% in calendar year 2008 and 2009.

The following table reconciles the US statutory rates to the Company's effective tax rate for the six months ended September 30, 2009 and 2008:

	2009	2008
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25
Other(a)	1	(2)
Effective tax rate	26%	23%

(a)	The 1% and 2% represents the expenses (income) incurred by the Company that are not subjected to PRC income tax.

Value Added Tax

Sales of birth control related products are not subject to VAT, while Chinese herbs are subject to 13% VAT and all other sales are subject to 17% VAT. VAT on sales and on purchases amounted to $1,939,037 and $1,390,706 for the three months ended September 30, 2009, respectively, and $1,693,521 and $1,009,692 for the three months ended September 30, 2008, respectively. VAT on sales and on purchases amounted to $3,833,589 and $2,851,769 for the six months ended September 30, 2009, respectively, and $3,539,472 and $2,395,904 for the six months ended September 30, 2008, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at September 30, 2009 and March 31, 2009 consisted of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)
VAT	$165,891	$196,784
Income tax	639,529	588,681
Others	21,700	25,851
Total taxes payable	$827,120	$811,316

Note 9 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	September 30, 2009	March 31, 2009
	(Unaudited)
Amounts due from directors (1):	$3,824	$2,432
Amount due to director (2):	$327,161	$326,715
Advances to supplier (3):	$2,388,161	$1,797,104

(1)	Represents interest free loans to two directors of the Company, Li Qi and Chongan Jing. The loans are due upon demand.

(2)	Represents leasehold improvement expenses paid by a director of the Company, Lei Liu, on behalf of the Company. The amount is interest free and due upon demand.

(3)	Represents prepayment for inventory purchase made to a supplier, which was formerly owned by some of the Company’s directors. The Company will collect inventory from the supplier.

The Company’s purchase from the related party supplier amounted to $626,317 and $713,799 for the three months ended September 30, 2009 and 2008, respectively, and $1,001,068 and $801,270 for the six months ended September 30, 2009 and 2008, respectively.

The Company also leases premises from a director (see Note 14 below).

Note 10 – EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of FASB’s related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation:

	2009 (Unaudited)	2008 (Unaudited)
For the three months ended September 30, 2009 and 2008
Net income for earnings per share	$1,703,596	$1,576,917
Weighted average shares used in basic computation
Basic and Diluted	16,400,000	15,800,000
Earnings per share
Basic and Diluted	$0.10	$0.10

	2009 (Unaudited)	2008 (Unaudited)
For the six months ended September 30, 2009 and 2008
Net income for earnings per share	$3,302,757	$3,317,736
Weighted average shares used in basic computation
Basic and Diluted	16,100,000	15,800,000
Earnings per share
Basic and Diluted	$0.21	$0.21

Note 11 – SHAREHOLDERS’ EQUITY

Stock Based Compensation

On September 1, 2009, pursuant to agreements entered on July 30, 2009, shareholders of Renovation HK sold shares of Renovation HK to service providers including the Company’s chief financial officer and legal counsel which, after the share exchange transaction between the Company and Renovation HK on September 17, 2009, collectively represent 2.50% of the Company’s issued and outstanding common stock.

Using the fair value of services provided as of September 30, 2009, the Company estimated that the total stock compensation expense to be recognized from these transactions was $202,120. The Company recognized $126,325 as stock compensation expense during the three and six months ended September 30, 2009. The remaining $75,795 was applied to accrued legal fees, which were expensed during the year ended March 31, 2009.

Shareholders Contribution

On June 8, 2009, the three Owners of Jiuzhou Pharmacy acquired 100% equity interests of Kuaileren Pharmacy Co., Ltd. (“Kuaileren”) from its owner for stock consideration.  On August 21, 2009, the three Owners contributed their 100% equity interests of Kuaileren to Jiuzhou Pharmacy, and Kuaileren became a wholly-owned subsidiary of Jiuzhou Pharmacy. The registered capital of Kuaileren is $15,000 (RMB 100,000). The transfer of the equity interest has been treated as a contribution to owner’s equity and has been valued at $8,164, the estimated fair value of the equity interest transferred.

Statutory Reserves

Statutory reserves represent restricted retained earnings. Based their legal formation, all PRC entities are required to set aside 10% of their net incomes as reported in their statutory accounts on an annual basis to the Statutory Surplus Reserve Fund (the “Reserve Fund”). Once the total set-aside in the Reserve Fund reaches 50% of an entity’s registered capital, further appropriations are discretionary. The Reserve Fund can be used to increase the entity’s registered capital upon approval by relevant government authorities and to eliminate its future losses under PRC GAAP upon a resolution by its board of directors. The Reserve Fund is not distributable to shareholders except in the event of liquidation.

The Company has fulfilled the 50% registered capital requirement as of March 31, 2009. Therefore, during the six months ended September 30, 2009, no additional appropriations to the statutory reserves were made from unrestricted earnings.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and therefore, the Company does not do so. These statutory reserves are not distributable as cash dividends.

Note 12 - POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $18,712 and $16,046 in employment benefits and pension during the three months ended September 30, 2009 and 2008, respectively. The Company contributed $34,141 and $31,506 in employment benefits and pension during the six months ended September 30, 2009 and 2008, respectively.

Note 13 - SEGMENTS

The Company sells prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical devices, etc. The class of customer, selling practice and distribution process are the same for all products. The Company’s chief operating decision-makers (i.e. the chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level.  Based on qualitative and quantitative criteria established by FASB’s accounting standard, “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers by main product is as follows:

	Three months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Prescription Drugs	$4,331,805	$3,724,974
Over The Counter (OTC) Drugs	3,886,065	2,756,878
Nutritional Supplements	1,587,452	1,822,542
Traditional Chinese Medicine Products	1,385,108	1,179,314
Medical Devices	336,242	352,768
Sundry Products and Others	731,901	546,694
Total	$12,258,573	$10,383,170

	Six months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Prescription Drugs	$8,792,359	$7,929,827
Over The Counter (OTC) Drugs	7,379,364	5,350,659
Nutritional Supplements	3,333,917	4,211,343
Traditional Chinese Medicine Products	2,639,882	1,789,611
Medical Devices	662,819	850,621
Sundry Products and Others	1,131,696	1,401,498
Total	$23,940,037	$21,533,559

Note 14 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to FASB’s accounting standard. The Company has entered into various tenancy agreements for the lease of store premises. The Company’s leases do not contain any escalating lease payments or contingent rental payments terms.

Jiuzhou Pharmacy leases a retail space and its corporate office space from Lei Liu, a director of the Company, under long-term operating lease agreements beginning August 2008 to August 2010 and from January 2008 to March 2012, respectively. The rent for the retail space and the corporate office are $43,983 and $36,598 for three months ended September 30, 2009 and 2008, respectively. The rent for the retail space and the corporate office are $87,972 and $101,612 for six months ended September 30, 2009 and 2008, respectively. For the three months and six months ended September 30, 2009 and 2008, no rent was paid to Mr. Liu.

 The Company’s commitments for minimum rental payments under its lease for the next five years and thereafter are as follows:

Period ending March 31,	Amount
2010	$606,659
2011	$1,044,697
2012	$763,134
2013	$478,145
2014	$344,185
Thereafter	$70,032

Rental expense for the three months ended September 30, 2009 and 2008 amounted to $258,152 and $245,338, respectively. Rental expense for the six months ended September 30, 2009 and 2008 amounted to $510,093 and $456,021, respectively.

Logistics Services Commitments

On January 1, 2009 the Company entered into a one-year agreement for logistics services (“Logistics Agreement”) with Zhejiang Yingte Logistics Co., Ltd. (“Yingte”) to provide logistics and other related services. Pursuant to the Logistics Agreement, Yingte accepts goods from the Company’s suppliers, stores and then deliver the goods to the Company’s store locations as directed by the Company, for which the Company is required to pay Yingte 1% of the purchase price of the delivered goods. The Company is obligated to pay a minimum of RMB 2,900,000 annually (1% of RMB 290 million: the total minimum amount of goods to be delivered under the Logistics Agreement).

As of September 30, 2009, the Company did not have any contingent liabilities.

Legal Proceedings

The Company is not aware of any legal proceedings in which any director, officer, owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of such director, officer, or security holder, is a party adverse to the Company or has a material interest adverse to the Company.

Note 15 – SUBSEQUENT EVENT

On October 27, 2009, the Company was made a party to a series of amendments to the contractual arrangements with HJ Group. Specifically, four of the five agreements comprising the contractual arrangements – namely, the consulting services agreement, the operating agreement, the option agreement and the voting rights proxy agreement – were amended to remove a provision which terminated these agreements on May 1, 2010 unless the Company completed a financing of at least $25 million and listed its common stock on the Nasdaq Capital Market by such date. As amended:

•
the consulting services agreement shall remain in effect for the maximum period of time permitted by law, unless sooner terminated by Jiuxin Management or if either Jiuxin Management or an HJ Group company becomes bankrupt or insolvent, or otherwise dissolves or ceases business operations;

•	the operating agreement shall remain in effect unless terminated by Jiuxin Management;

•	the option agreement shall remain in effect for the maximum period time permitted by law; and

•	the voting rights proxy agreement shall remain in effect for the maximum period of time permitted by law.

The Company has performed an evaluation of subsequent events through November 16, 2009, the date these consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Company's current report on Form 8-K filed with the SEC on September 24, 2009.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

Overview

China Jo-Jo Drugstores, Inc. (“Jo-Jo Drugstores” or the “Company”), was incorporated in Nevada on December 19, 2006, originally under the name “Kerrisdale Mining Corporation.”  On September 24, 2009, The Company changed its name to “China Jo-Jo Drugstores, Inc.” in connection with a share exchange transaction as described below.

On September 17, 2009, the Company completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. (“Renovation HK”) a Hong Kong company, and Renovation HK became a wholly-owned subsidiary of the Company. On the closing date, the Company issued 15,800,000 of its common stock to Renovation HK’s stockholders in exchange for 100% of the capital stock of Renovation HK. Prior to the share exchange transaction, the Company had 4,200,000 shares of common stock issued and outstanding. After the share exchange transaction, the Company had 20,000,000 shares of common stock outstanding and Renovation HK’s stockholders owned 79% of the issued and outstanding shares. The management members of Renovation HK became the directors and officers of the Company.  The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Renovation HK (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction.

Renovation HK is a holding company that, through its wholly-owned PRC subsidiary, Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”), controls three PRC companies, namely Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine General Partnership (“Jiuzhou Clinic”), and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”), by a series of contractual arrangements. All of our business operations are carried out by HJ Group. Throughout this Form 10-Q, Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are sometimes collectively referred to “HJ Group,” and Renovation HK, Jiuxin Management and HJ Group are sometimes collectively referred to as “Grand Pharmacy Group.”

The contractual arrangements with HJ Group are necessary to comply with Chinese laws limiting foreign ownership of certain companies. Through these contractual arrangements, we have the ability to substantially influence the daily operations and financial affairs of the three HJ Group companies, appoint their senior executives and approve all matters requiring approval of their equity owners. As a result of these contractual arrangements, which enable us to control HJ Group, we are considered the primary beneficiary of HJ Group. Please see Note 1 to our consolidated financial statements for the three months ended September 30, 2009, for the impact of the contractual arrangements on our consolidated financial statements.

Subsequent Event

As reported in our current report on Form 8-K filed on October 30, 2009, on October 27, 2009, we were made a party to a series of amendments to the contractual arrangements with HJ Group. Specifically, four of the five agreements comprising the contractual arrangements – namely, the consulting services agreement, the operating agreement, the option agreement and the voting rights proxy agreement – were amended to remove a provision terminating these agreements on May 1, 2010 unless we complete a financing of at least $25 million and the listing of our common stock on the Nasdaq Capital Market by such date. As amended:

•
the consulting services agreement shall remain in effect for the maximum period of time permitted by law, unless sooner terminated by Jiuxin Management or if either Jiuxin Management or an HJ Group company becomes bankrupt or insolvent, or otherwise dissolves or ceases business operations;

•	the operating agreement shall remain in effect unless terminated by Jiuxin Management;

•	the option agreement shall remain in effect for the maximum period time permitted by law; and

•	the voting rights proxy agreement shall remain in effect for the maximum period of time permitted by law.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, which requires us to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenue and expenses during each reporting period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates.

We believe that any reasonable deviation from those judgments and estimates would not have a material impact on our financial condition or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of operations and corresponding balance sheet accounts would be necessary. These adjustments would be made in future financial statements.

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements. We have not made any material changes in the methodology used in these accounting policies during the past eighteen months.

Revenue recognition

Revenue from sales of prescription medicine at the drugstores is recognized when the prescription is filled and the customer picks up and pays for the prescription.

Revenue from sales of other merchandise at the drugstores is recognized at the point of sale, which is when the customer pays for and receives the merchandise.

Revenue from medical services is recognized after the service has been rendered to the customer.

Revenue from sales of merchandise to non-retail customers is recognized when the following conditions are met: 1) persuasive evidence of an arrangement exists (sales agreements and customer purchase orders are used to determine the existence of an arrangement); 2) delivery of goods has occurred and risks and benefits of ownership have been transferred, which is when the goods are received by the customer at its designated location in accordance with the sales terms; 3) the sales price is fixed or determinable; and 4) collectability is probable. Historically, sales returns have been immaterial.

Our revenue is net of value added tax (“VAT”) collected on behalf of tax authorities in respect of the sale of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the balance sheet until it is paid to the tax authorities.

Vendor allowances

The Company accounts for vendor allowances according to FASB’s accounting standard. Vendor allowances reduce the carrying value of inventories and subsequently transferred to cost of goods sold when the inventories are sold, unless those allowances are specifically identified as reimbursements for advertising, promotion and other services, in which case they are recognized as a reduction of the related advertising and promotion costs.

Depreciation and Amortization

Our non-current assets include property and equipment, including leasehold improvements, long term deposits and long term advances to suppliers. We depreciate our equipment assets using the straight-line method over the estimated useful lives of the assets. We make estimates of the useful lives of the equipment (including the salvage values), in order to determine the amount of depreciation expense to be recorded during any reporting period. We amortize leasehold improvements of our retail drugstores and other business premises over the shorter of five years or lease term. A majority of our leases have a five-year term. We estimate the useful lives of our other property and equipment at the time we acquire the assets based on our historical experience with similar assets as well as anticipated technological and other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, we may shorten the useful lives assigned to these assets as appropriate, which will result in the recognition of increased depreciation and amortization expense in future periods. There has been no change to the estimated useful lives and salvage values during the six months ended September 30, 2009 and 2008.

Impairment of Long-Lived Assets

We evaluate our long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, we believe that, as of September 30, 2009, there was no impairment.

Inventories

We state our inventory at the lower of cost or market. Cost is determined using the weighted average cost method. Market is the lower of replacement cost or net realizable value. We carry out physical inventory counts on a monthly basis at each store and distribution location to ensure that the amounts reflected in the consolidated financial statements at each reporting period are properly stated and valued. We record write-downs to inventory for shrinkage losses and damaged merchandise that are identified during the inventory counts. The inventory write downs for the six months ended September 30, 2009 and 2008 have been immaterial.

Recent Accounting Pronouncements

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. On July 1, 2009, the Company adopted this accounting standard, but it did not have a material impact on the disclosures related to its consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company is currently assessing the impact of adoption this standard.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2009, FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

Results of Operations

Results of Operations - Three Months ended September 30, 2009 as compared to Three Months ended September 30, 2008

Revenue. Our revenue increased by 18.1% to $12,258,573 for the three months ended September 30, 2009 from $10,383,170 for the three months ended September 30, 2008 due to operating additional store locations. We operated 22 stores as of September 30, 2009, as compared to 13 stores as of September 30, 2008. We anticipate that our overall revenue will continue to increase as we open additional stores.

Gross Profit. Our gross profit increased by 25.63% to $3,498,876 for the three months ended September 30, 2009 from $2,785,102 for the three months ended September 30, 2008. Our gross margin remained relatively constant at 28.5% for the three months ended September 30, 2009 compared with 26.8% for the three months ended September 30, 2008. We anticipate that our overall gross profit will continue to increase as our sales increase. Additionally, we anticipate that our gross margin will increase as we will be able to obtain better pricing terms from our suppliers and achieve further economies of scale as a result of purchasing larger quantities of products. We presently do not privately label any of our products and are constantly adjusting our product mix to meet customer demand and to maximize our gross margin.

Sales and Marketing Expenses. Our sales and marketing expenses increased by 37.3% to $596,382 for the three months ended September 30, 2009 from $434,282 for the three months ended September 30, 2008. This increase was primarily a result of the continued expansion of our drugstore chain from 13 stores for the three months ended September 30, 2008 to 22 stores for the three months ended September 30, 2009. Sales and marketing expenses as a percentage of our revenue increased slightly to 4.9% for the three months ended September 30, 2009 from 4.2% for the three months ended September 30, 2008. We expect that our sales and marketing expenses will increase as we continue to expand our store network.

General and Administrative Expenses. Our general and administrative expenses increased by 94.1% to $565,134 for the three months ended September 30, 2009 from $291,147 for the three months ended September 30, 2008. Of this $273,987 increase $126,325 relates to stock compensation of service providers. General and administrative expenses as a percentage of our revenue, excluding the stock compensation expense, decreased slightly to 2.5% for the three months ended September 30, 2009 from 2.8% for the three months ended September 30, 2009. As we continue to open drugstores, further develop our infrastructure, and incur expenses related to being a US public company, we anticipate that our general and administrative expenses will increase.

Income from Operations. As a result of the foregoing, our income from operations increased to $2,337,360 for the three months ended September 30, 2009 from $2,059,673 for the three months ended September 30, 2008, an increase of 13.5%. Our operating margin for the three months ended September 30, 2009 and 2008 was 19.1% and 19.8%, respectively.

Results of Operations - Six Months ended September 30, 2009 as compared to Six Months ended September 30, 2008

Revenue. Our revenue increased by 11.2% to $23,940,037 for the six months ended September 30, 2009 from $21,533,559 for the six months ended September 30, 2008 due to operating additional store locations. As of September 30, 2008 we operated 13 stores, as compared to 22 stores as of September 30, 2009. We anticipate that our overall revenue will continue to increase as we open additional stores.

Gross Profit. Our gross profit increased by 15.8% to $6,522,772 for the six months ended September 30, 2009 from $5,632,052 for the six months ended September 30, 2008. Our gross margin remained relatively constant at 27.2% for the six months ended September 30, 2009 compared with 26.2% for the six months ended September 30, 2008. We anticipate that our overall gross profit will continue to increase as our sales increase. Additionally, we anticipate that our gross margin will increase as we will be able to obtain better pricing terms from our suppliers and achieve further economies of scale as a result of purchasing larger quantities of products. We presently do not privately label any of our products and are constantly adjusting our product mix to meet customer demand and to maximize our gross margin.

Sales and Marketing Expenses. Our sales and marketing expenses increased by 35.4% to $1,074,159 for the six months ended September 30, 2009 from $793,443 for the six months ended September 30, 2008. This increase was primarily a result of the continued expansion of our drugstore chain from 13 stores for the six months ended September 30, 2008 to 22 stores for the six months ended September 30, 2009. Sales and marketing expenses as a percentage of our revenue increased slightly to 4.5% for the six months ended September 30, 2009 from 3.7% for the six months ended September 30, 2008. We expect that our sales and marketing expenses will increase as we continue to expand our store network.

General and Administrative Expenses. Our general and administrative expenses increased by 84.7% to $930,344 for the six months ended September 30, 2009 from $503,601 for the six months ended September 30, 2008. Of this $426,743 increase, $126,325 relates to stock compensation of service providers. General and administrative expenses as a percentage of our revenue, excluding the stock compensation expense, increased slightly to 2.8% for the six months ended September 30, 2009 from 2.2% for the six months ended September 30, 2009. As we continue to open drugstores, further develop our infrastructure, and incur expenses related to being a US public company, we anticipate that our general and administrative expenses will increase.

Income from Operations. As a result of the foregoing, our income from operations increased to $4,518,269 for the six months ended September 30, 2009 from $4,335,008 for the six months ended September 30, 2008, an increase of 4.2%. Our operating margin for the six months ended September 30, 2009 and 2008 was 18.9% and 20.1%, respectively.

Liquidity

Six Month Period Ended September 30, 2009

For the six months ended September 30, 2009, we generated $355,633 from operating activities, as compared to $176,223 for the six months ended September 30, 2008. The increase is primarily attributable to decrease of cash advances to suppliers.

We used $233,735 in investing activities during the six months ended September 30, 2009 as compared to $160,979 during the six months ended September 30, 2008 as a result of increased leasehold improvements from six store-openings during the six months ended September 30, 2009. During the six months ended September 30, 2008 we opened four stores.

Cash used in financing activities was $307,838 for the six month period ended September 30, 2009 as compared to cash used in financing activities of $0 for the six month period ended September 30, 2008. The increase was the result of bank requirements to keep cash deposits with the bank as security for notes payable outstanding with the bank.

As of September 30, 2009, we had cash of $819,800. Our total current assets were $16,160,783 and our total current liabilities were $9,519,290 which resulted in a net working capital of $6,641,493.

Capital Resources

During the six months ended September 30, 2009, we borrowed and repaid $1,466,200. We have funded our continued expansion from our operating cash flow. However, if we were to expand more aggressively throughout Hangzhou and other parts of Zhejiang Province, we will need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between four to five years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Years ending March 31,
2010	$606,659
2011	1,044,697
2012	763,134
2013	478,145
2014	344,185
Thereafter	70,032

Logistics Services Commitments

We use a third party service provider, Zhejiang Yingte Logistics Co., Ltd., (“Yingte”) to accept goods from our suppliers and to deliver the goods to our store locations. On January 1, 2009 we entered into a one year agreement with Yingte and are obligated to pay 1% of the purchase price of the goods received from our suppliers by Yingte during the term of the agreement, January 1, 2009 to December 31, 2009, with a contractual minimum of 2,900,000 RMB.

Off-balance Sheet Arrangements

We do not have any outstanding financial guarantees or commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Exchange Rates

HJ Group maintains its books and records in Renminbi (“RMB”), the lawful currency of the PRC.  In general, for consolidation purposes, the Company translates HJ Group’s assets and liabilities into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of HJ Group’s financial statements are recorded as accumulated other comprehensive income.

Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.30: US$1.00.  On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005.  The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day.  The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the People’s Bank of China.  This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.  Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this report were as follows:

	September 30, 2009	March 31, 2009	September 30, 2008
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1:RMB 0.14670	USD1:RMB0.1465	USD1:RMB0.1463

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD1:RMB 0.14662	USD1:RMB0.14582	USD1:RMB0.14516

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

During the three months ended September 30, 2009 we identified certain weaknesses involving control activities, primarily, accounting and finance personnel weaknesses. Our current accounting staff members are relatively inexperienced in U.S. GAAP- based reporting and require additional training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.

The Company’s management has identified the steps it believes are necessary to address the weaknesses described above, and expect that we will satisfactorily address the control deficiencies and weaknesses relating to these matters by the end of our fiscal year ending March 31, 2010, although there can be no assurance that compliance will be achieved in this time frame.

Management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and internal controls will prevent errors and omissions, even as the same are improved to address any deficiencies and/or weaknesses. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and errors and omissions, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

Our financial reporting process includes extensive procedures we undertake in order to obtain assurance regarding the reliability of our published financial statements, notwithstanding the material weaknesses in internal control. We expanded our review of accounting for business combinations to help compensate for our material weaknesses in order to provide assurance that the financial statements are free of material inaccuracies or omissions of material fact. As a result, management, to the best of its knowledge, believes that (i) this report does not contain any untrue statements of a material fact or omits any material fact and (ii) the financial statements and other financial information included in this report have been prepared in conformity with U.S. GAAP and fairly present in all material aspects our financial condition, results of operations, and cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to All of Our Business Segments

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Jiuzhou Pharmacy opened its first drugstore in March 2004, Jiuzhou Clinic began its first clinic in October 2003, and Jiuzhou Service commenced operation in November 2005. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the pharmaceutical industry in China. Some of these risks and uncertainties relate to our ability to:

•	maintain our market position;
•	attract additional customers and increase spending per customer;
•	respond to competitive market conditions;
•	increase awareness of our brand and continue to develop user and customer loyalty;
•	respond to changes in our regulatory environment;
•	maintain effective control of our costs and expenses;
•	raise sufficient capital to sustain and expand our business; and
•	attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We depend substantially on the continuing efforts of our executive officers, and our business and prospects may be severely disrupted if we lose their services.

Our future success is dependent on the continued services of the key members of our management team. In particular, we depend on the services of the three co-founders of HJ Group, Mr. Lei Lu, who is also our chief executive officer and the chairman of our board of directors, and Ms. Li Qi and Mr. Chong’an Jin, who are also members of our board of directors. The implementation of our business strategy and our future success depend in large part on our continued ability to attract and retain highly qualified management personnel. We face competition for personnel from other drugstore chains, retail chains, supermarkets, convenience stores, pharmaceutical companies and other organizations. Competition for these individuals could cause us to offer higher compensation and other benefits in order to attract and retain them, which could materially and adversely affect our financial condition and results of operations. We may be unable to attract or retain the personnel required to achieve our business objectives and failure to do so could severely disrupt our business and prospects. The process of hiring suitably qualified personnel is also often lengthy. If our recruitment and retention efforts are unsuccessful in the future, it may be more difficult for us to execute our business strategy.

We do not maintain key-man insurance for members of our management team. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects. Furthermore, as we expect to continue to expand our operations, we will need to continue attracting and retaining experienced management. Each of our three founders has entered into a confidentiality and non-competition agreement with us regarding these agreements. However, if any disputes arise between our founders and us, we cannot assure you, in light of uncertainties associated with the PRC legal system, that any of these agreements could be enforced in China, where the three founders reside and hold some of their assets. See “— Risks Related to Doing Business in China — Uncertainties with respect to the PRC legal system could limit the protections available to you and us.”

We may need additional capital and may not be able to obtain it at acceptable terms or at all, which could adversely affect our liquidity and financial position.

As of September 30, 2009, we had RMB 5.3 million (US $0.8 million) in cash. Based on our current operating plans, we expect our existing resources, including our current cash and cash flows from operations, to be sufficient to fund our anticipated cash needs, including for working capital and capital expenditures for at least the next 12 months. We may, however, need to raise additional funds if our expenditures exceed our current expectations due to changed business conditions or other future developments. Our future liquidity needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or securities convertible or exchangeable to our equity securities would result in additional dilution to you. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that restrict our operational flexibility.

Our ability to raise additional funds in the future is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	general market conditions for capital-raising activities by pharmaceutical companies; and

•	economic, political and other conditions in China and elsewhere.

We may be unable to obtain additional capital in a timely manner or on commercially acceptable terms or at all. Furthermore, the terms and amount of any additional capital raised through issuances of equity securities may result in significant shareholder dilution.

Risks Relating to Our Pharmacy

Our operating results are difficult to predict, and we may experience significant fluctuations in our operating results.

Our operating results may fluctuate significantly. As a result, you may not be able to rely on period to period comparisons of our operating results as an indication of our future performance. Factors causing these fluctuations include, among others:

•	our ability to maintain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;
•	the frequency of customer visits to our drugstores and the quantity and mix of products our customers purchase;
•	the price we charge for our products or changes in our pricing strategies or the pricing strategies of our competitors;

•	timing and costs of marketing and promotional programs organized by us and/or our suppliers, including the extent to which we or our suppliers offer promotional discounts to our customers;

•	our ability to acquire merchandise, manage inventory and fulfill orders;

•	technical difficulties, system downtime or interruptions that may affect our product selection, procurement, pricing, distribution and retail management processes;

•	the introduction by our competitors of new products or services;

•	the effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully and timely integrate them into our business;

•	changes in government regulations with respect to pharmaceutical and retail industries; and

•	current economic and geopolitical conditions in China and elsewhere.

In addition, a significant percentage of our operating expenses are fixed in the short term. As a result, a delay in generating revenue for any reason could result in substantial operating losses.

Moreover, our business is subject to seasonal variations in demand. In particular, traditional retail seasonality affects the sales of certain pharmaceuticals and other non-pharmaceutical products. Sales of our pharmaceutical products benefit in the fourth quarter from the winter cold and flu season, and are lower in the first quarter of each year because Chinese New Year falls into the first quarter of each year and our customers generally pay fewer visits to drugstores during this period. In addition, sales of some health and beauty products are driven, to some extent, by seasonal purchasing patterns and seasonal product changes. Failure to manage the increased sales effectively in the high sale season, and increases in inventory in anticipation of sales increase could have a material adverse effect on our financial condition, results of operations and cash flow.

Many of the factors discussed above are beyond our control, making our quarterly results difficult to predict, which could cause the trading price of our securities to decline below investor expectations. You should not rely on our operating results for prior periods as an indication of our future results.

We may not be able to timely identify or otherwise effectively respond to changing customer preferences, and we may fail to optimize our product offering and inventory position.

The drugstore industry in China is rapidly evolving and is subject to rapidly changing customer preferences that are difficult to predict. Our success depends on our ability to anticipate and identify customer preferences and adapt our product selection to these preferences. In particular, we must optimize our product selection and inventory positions based on sales trends. We cannot assure you that our product selection, especially our selections of nutritional supplements and food products, will accurately reflect customer preferences at any given time. If we fail to anticipate accurately either the market for our products or customers’ purchasing habits or fail to respond to customers’ changing preferences promptly and effectively, we may not be able to adapt our product selection to customer preferences or make appropriate adjustments to our inventory positions, which could significantly reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to establish effective advertising, marketing and promotional programs.

Our success depends on our ability to establish effective advertising, marketing and promotional programs, including pricing strategies implemented in response to competitive pressures and/or to drive demand for our products. Our advertisements are designed to promote our brand, our corporate image and the prices of products available for sale in our stores. Our pricing strategies and value proposition must be appropriate for our target customers. If we are not able to maintain and increase the awareness of our pharmacy brand, products and services, we may not be able to attract and retain customers and our reputation may also suffer. We expect to incur substantial expenses in our marketing and promotional efforts to both attract and retain customers. However, our marketing and promotional activities may be less successful than we anticipate, and may not be effective at building our brand awareness and customer base. We also cannot assure you that our current and planned spending on marketing activities will be adequate to support our future growth. Failure to successfully execute our advertising, marketing and promotional programs may result in material decreases in our revenue and profitability.

If we are unable to optimize management of our distribution activities, we may be unable to meet customer demand.

We currently outsource our distribution and inventory functions to Yingte Logistics. Our ability to meet customer demand may be significantly limited if we do not successfully and efficiently conduct our distribution activities, or if Yingte Logistics’ facilities are destroyed or shut down for any reason, including as the result of a natural disaster. Any disruption in the operation of our distribution could result in higher costs or longer lead times associated with distributing our products. In addition, as it is difficult to predict accurate sales volume in our industry, we may be unable to optimize our distribution activities, which may result in excess or insufficient inventory, warehousing, fulfillment or distribution capacity. Furthermore, failure to effectively control product damage during distribution process could decrease our operating margins and reduce our profitability.

Failure to maintain optimal inventory levels could increase our inventory holding costs or cause us to lose sales, either of which could have a material adverse effect on our business, financial condition and results of operations.

We need to maintain sufficient inventory levels to operate our business successfully as well as meet our customers’ expectations. However, we must also guard against the risk of accumulating excess inventory. We are exposed to inventory risks as a result of our increased offering of private label products, rapid changes in product life cycles, changing consumer preferences, uncertainty of success of product launches, seasonality, and manufacturer backorders and other vendor-related problems. We cannot assure you that we can accurately predict these trends and events and avoid over-stocking or under-stocking products. In addition, demand for products could change significantly between the time product inventory is ordered and the time it is available for sale. When we begin selling a new product, it is particularly difficult to forecast product demand accurately. The purchase of certain types of inventory may require significant lead-time. As we carry a broad selection of products and maintain significant inventory levels for a substantial portion of our merchandise, we may be unable to sell such inventory in sufficient quantities or during the relevant selling seasons. Carrying too much inventory would increase our inventory holding costs, and failure to have inventory in stock when a customer orders or purchases it could cause us to lose that order or lose that customer, either of which could have a material adverse effect on our business, financial condition and results of operations.

The centralization of procurement may not help us achieve anticipated savings and may place additional burdens on the management of our supply chain.

All of the product procurement for our drugstore chain is handled through our corporate headquarters. Such centralization of merchandise procurement and replenishment operations is intended to reduce cost of goods sold as a result of volume purchase benefits. However, we may be less successful than anticipated in achieving these volume purchase benefits. In addition, the centralization of merchandise procurement is expected to increase the complexity of tracking inventory, create additional inventory handling and transportation costs and place additional burdens on the management of our supply chain. Furthermore, we may not be successful in achieving the cost savings expected from the renegotiation of certain supplier contracts due to the nature of the products covered by those contracts and the market position of the related suppliers. If we cannot successfully reduce our costs through centralizing procurement, our profitability and prospects would be materially and adversely affected.

Our brand name, trade secrets and other intellectual property are valuable assets. If we are unable to protect them from infringement, our business and prospects may be harmed.

We consider our pharmacy brand name to be a valuable asset. We may be unable to prevent third parties from using our brand name without authorization. Unauthorized use of our brand name by third parties may adversely affect our business and reputation, including the perceived quality and reliability of our products and services.

We also rely on trade secrets to protect our know-how and other proprietary information, including pricing, purchasing, promotional strategies, customer lists and/or suppliers lists. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. In addition, confidentiality agreements, if any, executed by the foregoing persons may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts could be expensive and time-consuming, and the outcome is unpredictable. In addition, if our competitors independently develop information that is equivalent to our trade secrets or other proprietary information, it will be even more difficult for us to enforce our rights and our business and prospects could be harmed.

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the intellectual property rights of others. However, because the validity, enforceability and scope of protection of intellectual property rights in the PRC are uncertain and still evolving, we may not be successful in prosecuting these cases. In addition, any litigation or proceeding or other efforts to protect our intellectual property rights could result in substantial costs and diversion of our resources and could seriously harm our business and operating results. Furthermore, the degree of future protection of our proprietary rights is uncertain and may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we are unable to protect our trade names, trade secrets and other propriety information from infringement, our business, financial condition and results of operations may be materially and adversely affected.

We may be exposed to intellectual property infringement and other claims by third parties which, if successful, could disrupt our business and have a material adverse effect on our financial condition and results of operations.

Our success depends, in large part, on our ability to use our proprietary information and know-how without infringing third party intellectual property rights. As litigation becomes more common in China, we face a higher risk of being the subject of claims for intellectual property infringement, invalidity or indemnification relating to other parties’ proprietary rights. Our current or potential competitors, many of which have substantial resources, may have or may obtain intellectual property protection that will prevent, limit or interfere with our ability to conduct our business in China. Moreover, the defense of intellectual property suits, including trademark infringement suits, and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our management personnel. Furthermore, an adverse determination in any such litigation or proceedings to which we may become a party could cause us to:

•	pay damage awards;

•	seek licenses from third parties;

•	pay ongoing royalties;

•	redesign our product offerings; or

•	be restricted by injunctions,

each of which could effectively prevent us from pursuing some or all of our business and result in our customers or potential customers deferring or limiting their purchase from our stores, which could have a material adverse effect on our financial condition and results of operations.

We rely on computer software and hardware systems in managing our operations, the capacity of which may restrict our growth and the failure of which could adversely affect our business, financial condition and results of operations.

We are dependent upon our integrated information management system to monitor daily operations of our drugstores and to maintain accurate and up-to-date operating and financial data for compilation of management information. In addition, we rely on our computer hardware and network for the storage, delivery and transmission of the data of our retail system. Any system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time could disrupt our normal operation. Although we believe that our disaster recovery plan is adequate in handling the failure of our computer software and hardware systems, we cannot assure you that we can effectively carry out this disaster recovery plan and that we will be able to restore our operation within a sufficiently short time frame to avoid our business being disrupted. Any failure in our computer software and/or hardware systems could have a material adverse effect on our business, financial condition and results of operations. In addition, if the capacity of our computer software and hardware systems fails to meet the increasing needs of our expanding operations, our ability to grow may be constrained.

As a retailer of pharmaceutical and other healthcare products, we are exposed to inherent risks relating to product liability and personal injury claims.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceutical and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs. Furthermore, the applicable laws, rules and regulations require our in-store pharmacists to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information the in-store pharmacists deem significant. Our in-store pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects and we may be liable for claims arising from advices given by our in-store pharmacists. In addition, product liability claims may be asserted against us with respect to any of the products we sell and as a retailer, we are required to pay for damages for any successful product liability claim against us, although we may have the right under applicable PRC laws, rules and regulations to recover from the relevant manufacturer for compensation we paid to our customers in connection with a product liability claim. We may also be obligated to recall affected products. Any product liability claim or product recall may result in adverse publicity regarding us and the products we sell, which would harm our reputation. If we are found liable for product liability claims, we could be required to pay substantial monetary damages. Furthermore, even if we successfully defend ourselves against this type of claim, we could be required to spend significant management, financial and other resources, which could disrupt our business, and our reputation as well as our brand name may also suffer. We, like many other similar companies in China, do not carry product liability insurance. As a result, any imposition of product liability could materially harm our business, financial condition and results of operations. In addition, we do not have any business interruption insurance due to the limited coverage of any business interruption insurance in China, and as a result, any business disruption or natural disaster could severely disrupt our business and operations and significantly decrease our revenue and profitability.

Future acquisitions are expected to be a part of our growth strategy, and could expose us to significant business risks.

One of our strategies is to grow our business through acquisition. However, we cannot assure you that we will be able to identify and secure suitable acquisition opportunities. Our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and, to the extent necessary, our ability to obtain financing on satisfactory terms for larger acquisitions, if at all.

Moreover, if an acquisition target is identified, the third parties with whom we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms or at all. The negotiation and completion of potential acquisitions, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and potential disruption of our existing business. Furthermore, we cannot assure you that the expected synergies from future acquisitions will actually materialize. In addition, future acquisitions could result in the incurrence of additional indebtedness, costs, and contingent liabilities. Future acquisitions may also expose us to potential risks, including risks associated with:

•	the integration of new operations, services and personnel;

•	unforeseen or hidden liabilities;

•	the diversion of financial or other resources from our existing businesses;

•	our inability to generate sufficient revenue to recover costs and expenses of the acquisitions; and

•	potential loss of, or harm to, relationships with employees or customers.

Any of the above could significantly disrupt our ability to manage our business and materially and adversely affect our business, financial condition and results of operations.

We may not be able to manage our expansion of operations effectively and failure to do so could strain our management, operational and other resources, which could materially and adversely affect our business and growth potential.

We anticipate continued expansion of our business to address growth in demand for our products and services, as well as to capture new market opportunities. The continued growth of our business has resulted in, and will continue to result in, substantial demands on our management, operational and other resources. In particular, the management of our growth will require, among other things:

•	our ability to continue to identify and lease new store locations at acceptable prices;

•	our ability to optimize product offerings and increase sales of private label products;

•	our ability to control procurement cost and optimize product pricing;

•
our ability to control operating expenses and achieve a high level of efficiency, including, in particular, our ability to manage the amount of time required to open new stores and for stores to become profitable, to maintain sufficient inventory levels and to manage warehousing, buying and distribution costs;

•	information technology system enhancement;

•	strengthening of financial and management controls;

•	increased marketing, sales and sales support activities; and

•	hiring and training of new personnel.

If we are not able to manage our growth successfully, our business and prospects would be materially and adversely affected.

We depend on the continued service of, and on the ability to attract, motivate and retain a sufficient number of qualified and skilled staff, especially in-store pharmacists, for our stores.

Our ability to continue expanding our retail drugstore chain and deliver high quality products and customer service depends on our ability to attract and retain qualified and skilled staff, especially in-store pharmacists. In particular, the applicable PRC regulations require at least one qualified pharmacist to be stationed in every drugstore to instruct or advise customers on prescription drugs. Over the years, a significant shortage of pharmacists has developed due to increasing demand within the drugstore industry as well as demand from other businesses in the healthcare industry. We cannot assure you that we will be able to attract, hire and retain sufficient numbers of skilled personnel and in-store pharmacists necessary to continue to develop and grow our business. The inability to attract and retain a sufficient number of skilled personnel and in-store pharmacists could limit our ability to open additional stores, increase revenue or deliver high quality customer service. In addition, competition for these individuals could cause us to offer higher compensation and other benefits in order to attract and retain them, which could materially and adversely affect our financial condition and results of operations.

We face significant competition, and if we do not compete successfully against existing and new competitors, our revenue and profitability would be materially and adversely affected.

The drugstore industry in China is highly competitive, and we expect competition to intensify in the future. Our primary competitors include other drugstore chains and independent drugstores. We also increasingly face competition from discount stores, convenience stores and supermarkets as we increase our offering of non-drug convenience products and services. We compete for customers and revenue primarily on the basis of store location, merchandise selection, price, services that we offer and our brand name. We believe that the continued consolidation of the drugstore industry and continued new store openings by chain store operators will further increase competitive pressures in the industry. In addition, we may be subject to additional competition from new entrants to the drugstore industry in China. If the PRC government removes the barriers for the foreign companies to operate majority-owned retail drugstore business in China, we could face increased competition from foreign companies. Some of our larger competitors may enjoy competitive advantages, such as:

•	greater financial and other resources;

•	larger variety of products;

•	more extensive and advanced supply chain management systems;

•	greater pricing flexibility;

•	larger economies of scale and purchasing power;

•	more extensive advertising and marketing efforts;

•	greater knowledge of local market conditions;

•	stronger brand recognition; and

•	larger sales and distribution networks.

As a result, we may be unable to offer products similar to, or more desirable than, those offered by our competitors, market our products as effectively as our competitors or otherwise respond successfully to competitive pressures. In addition, our competitors may be able to offer larger discounts on competing products, and we may not be able to profitably match those discounts. Furthermore, our competitors may offer products that are more attractive to our customers or that render our products uncompetitive. In addition, the timing of the introduction of competing products into the market could affect the market acceptance and market share of our products. Our failure to compete successfully could materially and adversely affect our business, financial condition, results of operation and prospects.

Changes in economic conditions and consumer confidence in China may influence the retail industry, consumer preferences and spending patterns.

Our business and revenue growth primarily depend on the size of the retail market of pharmaceutical products in China. As a result, our revenue and profitability may be negatively affected by changes in national, regional or local economic conditions and consumer confidence in China. In particular, as we focus our expansion of retail stores in metropolitan markets, where living standards and consumer purchasing power are relatively high, we are especially susceptible to changes in economic conditions, consumer confidence and customer preferences of the urban Chinese population. External factors beyond our control that affect consumer confidence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. In addition, acts of war or terrorism may cause damage to our facilities, disrupt the supply of the products and services we offer in our stores or adversely impact consumer demand. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

The retail prices of some of our products are subject to control, including periodic downward adjustment, by PRC governmental authorities.

An increasing percentage of our pharmaceutical products, primarily those included in the national and provincial medical insurance catalogs, are subject to price controls in the form of fixed retail prices or retail price ceilings. See “Government Approval and Regulation of Our Principal Products or Services — Price Controls” above. In addition, the retail prices of these products are also subject to periodic downward adjustments as the PRC governmental authorities seek to make pharmaceutical products more affordable to the general public. Since May 1998, the relevant PRC governmental authorities have ordered price reductions of thousands of pharmaceutical products. The latest price reduction occurred in December 2007 and affected 47 different pharmaceutical products, none of which is sold in our stores. Any future price controls or government mandated price reductions may have a material adverse affect on our financial condition and results of operations, including significantly reducing our revenue and profitability.

Our retail operations require a number of permits and licenses in order to carry on their business.

Drugstores in China are required to obtain certain permits and licenses from various PRC governmental authorities, including GSP certification. We are also required to obtain food hygiene certificates for the distribution of nutritional supplements and food products. We cannot assure you that we can maintain all required licenses, permits and certifications to carry on our business at all times, and from time to time we may have not been in compliance with all such required licenses, permits and certifications. Moreover, these licenses, permits and certifications are subject to periodic renewal and/or reassessment by the relevant PRC governmental authorities and the standards of such renewal or reassessment may change from time to time. We intend to apply for the renewal of these licenses, permits and certifications when required by applicable laws and regulations. Any failure by us to obtain and maintain all licenses, permits and certifications necessary to carry on our business at any time could have a material adverse effect on our business, financial condition and results of operations. In addition, any inability to renew these licenses, permits and certifications could severely disrupt our business, and prevent us from continuing to carry on our business. Any changes in the standards used by governmental authorities in considering whether to renew or reassess our business licenses, permits and certifications, as well as any enactment of new regulations that may restrict the conduct of our business, may also decrease our revenue and/or increase our costs and materially reduce our profitability and prospects. Furthermore, if the interpretation or implementation of existing laws and regulations changes or if new regulations come into effect requiring us to obtain any additional licenses, permits or certifications that were previously not required to operate our existing businesses, we cannot assure you that we may successfully obtain such licenses, permits or certifications.

The continued penetration of counterfeit products into the retail market in China may damage our brand and reputation and have a material adverse effect on our business, financial condition, results of operations and prospects.

There has been continued penetration of counterfeit products into the pharmaceutical retail market in China. Counterfeit products are generally sold at lower prices than the authentic products due to their low production costs, and in some cases are very similar in appearance to the authentic products. Counterfeit pharmaceuticals may or may not have the same chemical content as their authentic counterparts, and are typically manufactured without proper licenses or approvals as well as fraudulently mislabeled with respect to their content and/or manufacturer. Although the PRC government has been increasingly active in combating counterfeit pharmaceutical and other products, there is not yet an effective counterfeit pharmaceutical product regulation control and enforcement system in China. Although we have implemented a series of quality control procedures in our procurement process, we cannot assure you that we would not be selling counterfeit pharmaceutical products inadvertently. Any unintentional sale of counterfeit products may subject us to negative publicity, fines and other administrative penalties or even result in litigation against us. Moreover, the continued proliferation of counterfeit products and other products in recent years may reinforce the negative image of retailers among consumers in China, and may severely harm the reputation and brand name of companies like us. The continued proliferation of counterfeit products in China could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to fines and penalties if we fail to comply with the applicable PRC laws and regulations governing sales of medicines under the PRC National Medical Insurance Program.

Eligible participants in the PRC national medical insurance program, mainly consisting of urban residents in China, are entitled to buy medicines using their medical insurance cards in an authorized pharmacy, provided that the medicines they purchase have been included in the national or provincial medical insurance catalogs. The pharmacy, in turn, obtains reimbursement from the relevant government social security bureaus. Moreover, the applicable PRC laws, rules and regulations prohibit pharmacies from selling goods other than pre-approved medicines when purchases are made with medical insurance cards. We have established procedures to prohibit our drugstores from selling unauthorized goods to customers who make purchases with medical insurance cards. However, we cannot assure you that those procedures will be strictly followed by all of our employees in all of our stores. In the past, there have been incidents involving our store staff selling products other than pre-approved medicines to customers who make payment with medical insurance cards, and we have been subject to negative publicity, fines and other administrative penalties. These penalties included the revocation of two of our stores’ status as authorized pharmacies, and such status has not been reinstated as of the date of this annual report. If any of our drugstores or sales personnel is found to have sold products other than pre-approved medicines to customers who make payment with medical insurance cards, we would be subject to fines or other penalties, and, to the extent we have outstanding claims from government social security bureaus, those claims could be rejected. Either of these cases could damage our reputation as well as have a material adverse effect on our business, financial condition, results of operations.

Risks Relating to Our Medical Services

If we do not attract and retain qualified physicians and other medical personnel, our ability to provide medical services would be adversely affected.

The success of our medical services will be, in part, dependent upon the number and quality of doctors, nurses and other medical support personnel that we employ and our ability to maintain good relations with them. Our medical staff may terminate their employment with us at any time. If we are unable to successfully maintain good relationships with them, our ability to provide medical services may be adversely affected.

The provision of medical services is heavily regulated in the PRC and failure to comply with those regulations could result in penalties, loss of licensure, additional compliance costs or other adverse consequences.

Healthcare providers in China, as in most other populous countries, are required to comply with many laws and regulations at the national and local government levels. These laws and regulations relate to: licensing; the conduct of operations; the ownership of facilities; the addition of facilities and services; confidentiality, maintenance and security issues associated with medical records; billing for services; and prices for services. If we fail to comply with applicable laws and regulations, we could suffer penalties, including the loss of our licenses to operate. In addition, further healthcare legislative reform is likely, and could materially adversely affect our business and results of operations in the event we do not comply or if the cost of compliance is expensive. The above list of certain regulated areas is not exhaustive and it is not possible to anticipate the exact nature of future healthcare legislative reform in China. Depending on the priorities determined by the Chinese Ministry of Health, the political climate at any given time, the continued development of the Chinese healthcare system and many other factors, future legislative reforms may be highly diverse, including stringent infection control policies, improved rural healthcare facilities, increased regulation of the distribution of pharmaceuticals and numerous other policy matters. Consequently, the implications of these future reforms could result in penalties, loss of licensure, additional compliance costs or other adverse consequences.

As a provider of medical services, we are exposed to inherent risks relating to malpractice claims.

As a provider of medical services, any misdiagnosis or improper treatment may result in adverse publicity regarding us, which would harm our reputation. If we are found liable for malpractice claims, we could be required to pay substantial monetary damages. Furthermore, even if we successfully defend ourselves against this type of claim, we could be required to spend significant management, financial and other resources, which could disrupt our business, and our reputation as well as our brand name may also suffer. Because malpractice claims are not common in China, we do not carry malpractice insurance. As a result, any imposition of malpractice liability could materially harm our business, financial condition and results of operations.

We face competition that could adversely affect our results of operations.

Our clinics compete with a large number and variety of healthcare facilities in their respective markets. There are numerous government-run and private hospitals and clinics available to the general populace. There can be no assurance that these or other clinics, hospitals or other facilities will not commence or expand such operations, which would increase their competitive position. Further, there can be no assurance that a healthcare organization, having greater resources in the provision or management of healthcare services, will not decide to engage in operations similar to those being conducted by us in Hangzhou.

Risks Related to Our Corporate Structure

In order to comply with Chinese regulations limiting foreign ownership of Chinese pharmacy chain operating 30 or more stores and limiting foreign ownership of Chinese medical clinics to Sino-foreign joint venture, we conduct our drugstore business through Jiuzhou Pharmacy and our clinics through Jiuzhou Clinic and Jiuzhou Service by means of contractual arrangements. If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected. If the PRC regulatory bodies determine that the agreements that establish the structure for operating our business in China do not comply with PRC regulatory restrictions on foreign investment in drugstore and medical practice, we could be subject to severe penalties. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

Current PRC regulations limit any foreign investor’s ownership of drugstores to 49.0% if the investor owns interests in more than 30 drugstores in China that sell a variety of branded pharmaceutical products sourced from different suppliers. Since we do not own any equity interests in Jiuzhou Pharmacy, but controls the drugstore chain through contractual arrangements with our WFOE, Jiuxin Management, we have been advised by our PRC counsel that the regulations on foreign ownership of drugstores do not apply to Jiuzhou Pharmacy even if the chain expands beyond 30 stores. Similarly, foreign ownership of medical practice in China is limited to means of Sino-foreign joint venture. Since we do not have actual equity interest in Jiuzhou Clinic or Jiuzhou Service, but control these entities through contractual arrangements, the PRC regulations restricting foreign ownership of medical practice are not applicable to us or our structure.

There are, however, uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of our contractual arrangements. Although we have been advised by our PRC counsel, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service and their respective owners) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements. For example, the PRC Property Rights Law that became effective on October 1, 2007 may require us to register with the relevant government authority the security interests on the equity interests in Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service granted to us under the equity pledge agreements that are part of the contractual arrangements. If we are required to register such security interests, failure to complete such registration in a timely manner may result in such equity pledge agreements to be unenforceable against third party claims.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

If we, Jiuxin Management, Jiuzhou Pharmacy, Jiuzhou Clinic or Jiuzhou Service are determined to be in violation of any existing or future PRC laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of our PRC consolidated entities;

•	discontinuing or restricting the operations of our PRC consolidated entities;

•	imposing conditions or requirements with which we or our PRC consolidated entities may not be able to comply;

•	requiring us or our PRC consolidated entities to restructure the relevant ownership structure or operations;

•	restricting or prohibiting our use of the proceeds from our initial public offering to finance our business and operations in China; or

•	imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

We may be adversely affected by complexity, uncertainties and changes in Chinese regulation of drugstores and the practice of medicine.

The Chinese government regulates drugstores and the practice of medicine including foreign ownership, and the licensing and permit requirements. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to Chinese government regulation of the industry include the following:

•
we only have contractual control over Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service. We do not own them due to the restriction of foreign investment in pharmacy chains with 30 or more drugstores and foreign ownership of medical practice; and

•
uncertainties relating to the regulation of drugstores and medical practice in China, including evolving licensing practices, means that permits, licenses or operations at our company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The interpretation and application of existing Chinese laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, pharmaceutical businesses in China, including our business.

Our contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service and their respective owners may not be as effective in providing control over these entities as direct ownership.

We have no equity ownership interest in Jiuzhou Pharmacy, Jiuzhou Clinic or Jiuzhou Service, and rely on contractual arrangements to control and operate these companies and their businesses. These contractual arrangements may not be as effective in providing control over these companies as direct ownership. For example, Jiuzhou Pharmacy, Jiuzhou Clinic or Jiuzhou Service could fail to take actions required for our business despite its contractual obligation to do so. If Jiuzhou Pharmacy, Jiuzhou Clinic or Jiuzhou Service fails to perform under their agreements with us, we may have to rely on legal remedies under Chinese law, which may not be effective. In addition, we cannot assure you that the respective owners of Jiuzhou Pharmacy, Jiuzhou Clinic or Jiuzhou Service will act in our best interests.

Because we rely on contractual arrangements to control HJ Group and for our revenue, the termination of such agreements will severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between our WFOE Jiuxin Management, and each of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service. All of our business operations are conducted by, and we derive all of our revenues from, the three HJ Group companies. Because neither we nor our subsidiaries own equity interests of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, the termination of the contractual arrangements would sever our ability to continue receiving payments from these companies under our current holding company structure.

As we do not have any equity interests in any of the HJ Group companies, in the event the contractual arrangements terminate, we will lose our control over them and their business operations, as well as our sole source of revenues. Should this occur, we may seek to acquire control of the HJ Group companies through other means, although we cannot guarantee that we will do so, nor can we guarantee that we will be successful if we do.

We cannot assure you that there will not be any event or reason that may cause the contractual arrangements to terminate. In the event that the contractual arrangements are terminated for any reason, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which in turn may affect the value of your investment.

We rely principally on dividends paid by our consolidated operating entities to fund any cash and financing requirements we may have, and any limitation on the ability of our consolidated PRC entities to pay dividends to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and rely principally on dividends paid by our consolidated PRC operating entities for cash requirements, including the funds necessary to service any debt we may incur. In particular, we rely on earnings generated by each of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, which are passed on to us through Jiuxin Management. If any of the consolidated operating entities incurs debt in its own name in the future, the instruments governing the debt may restrict dividends or other distributions on its equity interest to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements in a manner that would materially and adversely affect our ability to pay dividends and other distributions on our equity interest.

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards. Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their statutory surplus reserve fund until the accumulative amount of such reserves reach 50.0% of their respective registered capital. As a result, our consolidated PRC entities are restricted in their ability to transfer a portion of their net income to us whether in the form of dividends, loans or advances. As of March 31, 2009, our restricted reserves totaled RMB 9.5 million (US $1.3 million) and we had unrestricted retained earnings of RMB 30.4 million (US $5.0 million). Our restricted reserves are not distributable as cash dividends. Any limitation on the ability of our consolidated operating entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

Management members of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Lei Liu, our chief executive officer and chairman of the board of directors, is also the executive director of Jiuzhou Pharmacy, a general partner of Jiuzhou Clinic, and the supervising director of Jiuzhou Service. Chongan Jin, who is one of our directors, is the supervising director of Jiuzhou Pharmacy, the managing general partner of Jiuzhou Clinic, and the executive director of Jiuzhou Service. Li Qi, who is the general manager of each of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service and a general partner of Jiuzhou Clinic, is also a member of our board of directors. Conflicts of interests between their respective duties to our company and HJ Group may arise. As our directors and executive officer (in the case of Mr. Liu), they have a duty of loyalty and care to us under U.S. and Hong Kong law when there are any potential conflicts of interests between our company and HJ Group. We cannot assure you, however, that when conflicts of interest arise, every one of them will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, they may determine that it is in HJ Group’s interests to sever the contractual arrangements with Jiuxin Management, irrespective of the effect such action may have on us. In addition, any one of them could violate his or her legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment that HJ Group is obligated to remit to us under the consulting services agreement.

In the event that you believe that your rights have been infringed under the securities laws or otherwise as a result of any one of the circumstances described above, it may be difficult or impossible for you to bring an action against HJ Group or our officers or directors who are members of HJ Group’s management, all of whom reside within China. Even if you are successful in bringing an action, the laws of China may render you unable to enforce a judgment against the assets of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service and their respective management, all of which are located in China.

Risks Related to Doing Business in China

The three HJ Group companies are subject to restrictions on making payments to us.

We are a holding company incorporated in Nevada and do not have any assets or conduct any business operations other than our indirect investments in the three HJ Group companies. As a result of our holding company structure, we rely entirely on payments from these companies under their contractual arrangements with our WFOE, Jiuxin Management. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual arrangements, we may be unable to pay dividends on our ordinary shares.

Uncertainties with respect to the Chinese legal system could adversely affect us.

We conduct our business primarily through the three HJ Group companies, all of which are PRC entities. Our operations in China are governed by Chinese laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the Chinese legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between Jiuxin Management and the three HJ Group companies. In addition, all of HJ Group’s assets are located in, and all of our other senior executive officers (excepting our chief financial officer) reside within, China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers and directors not residing in the United States, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, our public shareholders may have substantial difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation with assets and management members located in the United States.

We may need to obtain additional governmental approvals to open new drugstores. Our inability to obtain such approvals will have a material adverse effect on our business and growth.

According to the Measures on the Administration of Foreign Investment in the Commercial Sector promulgated by the PRC Ministry of Commerce (the “Measures”), which became effective on June 1, 2004, a company that is directly owned by a foreign invested enterprise needs to obtain relevant governmental approvals before it opens new retail stores. However, there are no specific laws, rules or regulations with respect to whether it is necessary for a company contractually controlled by a foreign invested enterprise to obtain approvals to open new retail stores. In addition, the Measures state that PRC Ministry of Commerce will promulgate a detailed implementation regulation to govern foreign invested enterprises engaging in drug sale. However, such implementation regulation has not yet been promulgated. Therefore we cannot assure you that the PRC Ministry of Commerce will not require that such approvals to be obtained. If additional governmental approval is deemed to be necessary and we are not able to obtain such approvals on a timely basis or at all, our business, financial condition, results of operations and prospects, as well as the trading price of our common stock, will be materially and adversely affected.

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from the three HJ Group companies. Shortages in the availability of foreign currency may restrict the ability of our subsidiaries and our PRC affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues, costs, and financial assets are mostly denominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.  We rely entirely on fees paid to us by our affiliated entities in China. Therefore, any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

 Dividends we receive from our subsidiary located in the PRC may be subject to PRC withholding tax.

The recently enacted PRC Enterprise Income Tax Law, or the EIT Law, and the implementation regulations for the EIT Law issued by the PRC State Council, became effective as of January 1, 2008. The EIT Law provides that a maximum income tax rate of 20% is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the implementation regulations. We are a Nevada holding company and substantially all of our income is derived from the operations of the three HJ Group companies located in the PRC, who are contractually obligated to pay their quarterly profits to our WFOE. Therefore, dividends paid to us by our WFOE  in China may be subject to the 10% income tax if we are considered as a “non-resident enterprise” under the EIT Law. If we are required under the EIT Law and its implementation regulations to pay income tax for any dividends we receive from our WFOE, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, we may pay to our shareholders.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all our revenues in RMB. Under our current corporate structure, our income is primarily derived from dividend payments from our WFOE. Shortages in the availability of foreign currency may restrict the ability of our WFOE to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency-denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from the SAFE by complying with certain procedural requirements. However, approval from the SAFE or its local branch is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of an epidemic outbreak, such as the SARS epidemic in April 2004. Any prolonged recurrence of such adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our stores or offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to an Investment in Our Securities

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for our operations.

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

The OTC Bulletin Board is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.

Orders for OTC Bulletin Board securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Our common shares have historically been sporadically or "thinly-traded" on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this current report. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price. However, we do not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

As of the date of this report, our directors and executive officers collectively control approximately 63.8% of our outstanding shares of capital stock that are entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our bylaws contain specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders, and we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in the retail pharmacy markets;

•	changes in the economic performance or market valuations of other retail pharmacy operators;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar;

•	intellectual property litigation; and

•	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from a proposed offering will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.
We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company prior to the Exchange. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority (“FINRA”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the approximately 20 million shares of our common stock outstanding as of September 17, 2009, approximately 1.55 million shares are, or will be, freely tradable without restriction, unless held by our "affiliates", as of September 17, 2009. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus (including sales by investors of securities acquired in connection with this Offering) may have a material adverse effect on the market price of our common stock.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends is within the discretion of our board of directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Past company activities prior to the reverse merger may lead to future liability for the company.

Prior to our acquisition of Renovation HK in September 2009, we were engaged in businesses unrelated to our current operations. Although the prior business owners provided certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As reported in our current report on Form 8-K filed on September 24, 2009, we issued 15,800,000 shares of common stock to the shareholders of Renovation in exchange for 100% of the issued and outstanding capital stock of Renovation pursuant to Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securities Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Share Exchange Agreement among Kerrisdale Mining Corporation (“Kerrisdale”), certain stockholders of Kerrisdale, Renovation Investment (Hong Kong) Co., Ltd. (“Renovation”) and the shareholders of Renovation dated September 17, 2009 (4)

3.1	Articles of Incorporation of Kerrisdale as filed with the State of Nevada (2)
3.2	Certificate of Amendment to Articles of Incorporation of Kerrisdale (3)
3.3	Articles of Merger of Kerrisdale as filed with the State of Nevada (4)
3.4	Bylaws of Kerrisdale (2)
3.5	Text of Amendments to the Bylaws of Kerrisdale (3)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (1)
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (1)
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (1)
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (1)
99.1	Letters of resignation and waiver of accrued compensation by Huoqi Chen to the Board of Directors of Kerrisdale (4)
99.2	Audited consolidated financial statements of Renovation for the years ended March 31, 2009 and 2008 (4)
99.3	Unaudited consolidated financial statements of Renovation for the three months ended June 30, 2009 and 2008 (4)
99.4	Reserved

99.5	Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated August 1, 2009 (4)
99.6	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (4)
99.7	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (4)
99.8	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (4)
99.9	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009
99.10	Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated August 1, 2009 (4)
99.11	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (4)
99.12	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (4)
99.13	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009
99.14	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (4)

99.15	Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated August 1, 2009 (4)
99.16	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (4)
99.17	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (4)
99.18	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (4)
99.19	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (4)
99.20	Agreement between Jiuzhou Pharmacy and Yingte Logistics dated January 1, 2009 (4)

(1)	Filed herewith.
(2)	Filed as an Exhibit to Form SB-2 filed with the SEC on June 30, 2006.
(3)	Filed as an Exhibit to current report on Form 8-K filed with the SEC on July 15, 2008.
(4)	Filed as an Exhibit to current report on Form 8-K filed with the SEC on September 24, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 16, 2009	China Jo-Jo Drugstores, Inc.

	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky Chief Financial Officer (Principal Financial and Accounting Officer)