Form 10-Q
period 2009-12-31
CHINA JO-JO DRUGSTORES, INC.
filed 2010-02-08
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: December 31, 2009

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 20,000,000 issued and outstanding as of February 4, 2010.

Transitional Small Business Disclosure Form (Check one): Yes ☒ No ☐

TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR NINE MONTHS ENDED DECEMBER 31, 2009

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND MARCH 31, 2009

A S S E T S
	December 30,	March 31,
	2009	2009
	(Unaudited)
CURRENT ASSETS
Cash	$1,226,929	$996,302
Restricted cash	362,349	-
Accounts receivable, trade	1,922,664	1,265,110
Inventories	3,527,071	2,793,101
Other receivables	364,574	67,079
Other receivables - related parties	-	2,432
Advances to suppliers	6,813,318	5,485,113
Advances to supplier - related party	2,190,826	1,797,104
Other current assets	1,455,707	564,379
Total current assets	17,863,438	12,970,620

PROPERTY AND EQUIPMENT, net	911,001	979,432

OTHER ASSETS:
Long term deposit	2,326,829	2,015,149

Total assets	$21,101,268	$15,965,201

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
Short term loans	$1,467,000	$1,465,000
Notes payable	720,816	-
Accounts payable, trade	3,217,895	5,939,237
Other payables	1,158,763	404,731
Other payables - related party	333,029	326,715
Taxes payable	1,125,652	811,316
Accrued liabilities	248,481	360,655
Total liabilities	8,271,636	9,307,654

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock; $0.001 par value; 75,000,000 shares authorized;
20,000,000 and 15,800,000 shares issued and outstanding
as of December 31, 2009 and March 31, 2009, respectively	20,000	15,800
Paid-in capital	867,884	661,800
Statutory reserves	1,309,109	1,309,109
Retained earnings	10,982,385	5,033,275
Accumulated other comprehensive loss	(349,746)	(362,437)
Total shareholders' equity	12,829,632	6,657,547

Total liabilities and shareholders' equity	$21,101,268	$15,965,201

The accompanying notes are an integral part of these financial statements.

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
REVENUES	$14,923,706	$11,562,762	$38,863,743	$33,096,321

COST OF GOODS SOLD	10,156,871	8,238,078	27,574,136	24,139,585

GROSS PROFIT	4,766,835	3,324,684	11,289,607	8,956,736

SELLING EXPENSES	912,312	487,395	1,986,471	1,280,838
GENERAL & ADMINISTRATIVE EXPENSES	441,861	111,386	1,372,205	614,987
OPERATING EXPENSES	1,354,173	598,781	3,358,676	1,895,825

INCOME FROM OPERATIONS	3,412,662	2,725,903	7,930,931	7,060,911

OTHER INCOME (EXPENSE), NET	31,557	6,448	41,800	(9,190)

INCOME BEFORE INCOME TAXES	3,444,219	2,732,351	7,972,731	7,051,721

PROVISION FOR INCOME TAXES	797,866	736,828	2,023,621	1,738,462

NET INCOME	2,646,353	1,995,523	5,949,110	5,313,259

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	1,520	(5,042)	12,691	32,730

COMPREHENSIVE INCOME	$2,647,873	$1,990,481	$5,961,801	$5,345,989

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	20,000,000	15,800,000	17,409,489	15,800,000

BASIC AND DILUTED EARNING PER SHARE	$0.13	$0.13	$0.34	$0.34

The accompanying notes are an integral part of these financial statements.

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
	Common Stock			Retained Earnings		other
	Number of		Paid-in	Statutory		comprehensive
	shares	Amount	capital	reserves	Unrestricted	income/(loss)	Totals
BALANCE, March 31, 2008	15,800,000	$15,800	$661,800	$606,665	$(1,077,797)	$(390,125)	$(183,657)

Net income					5,313,259		5,313,259
Adjustment of statutory reserves				531,326	(531,326)		-
Foreign currency translation adjustments						32,730	32,730

BALANCE, December 31, 2008 (unaudited)	15,800,000	$15,800	$661,800	$1,137,991	$3,704,136	$(357,395)	$5,162,332

Net income					1,500,257		1,500,257
Adjustment of statutory reserves				171,118	(171,118)		-
Foreign currency translation adjustments						(5,042)	(5,042)

BALANCE, March 31, 2009	15,800,000	$15,800	$661,800	$1,309,109	$5,033,275	$(362,437)	$6,657,547

Shares issued for reorganization on
September 17, 2009	4,200,000	4,200	(4,200)				-
Stock-based compensation			202,120				202,120
Net income					5,949,110		5,949,110
Shareholder contribution			8,164				8,164
Foreign currency translation adjustments						12,691	12,691

BALANCE, December 31, 2009 (unaudited)	20,000,000	$20,000	$867,884	$1,309,109	$10,982,385	$(349,746)	$12,829,632

The accompanying notes are an integral part of these financial statements.

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,949,110	$5,313,259
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	389,809	331,582
Loss on fixed assets disposal	-	321
Stock compensation	126,325	-
Change in operating assets
Accounts receivable, trade	(655,559)	(516,212)
Inventories	(729,858)	(814,081)
Other receivables	(297,283)	(386,195)
Other receivables - related parties	2,435	165,592
Advances to suppliers	(1,320,177)	(3,269,792)
Advances to suppliers - related parties	(391,108)	(641,987)
Other current assets	(889,536)	126,672
Long term deposit	(308,803)	-
Change in operating liabilities
Accounts payable, trade	(2,007,814)	(322,498)
Other payables and accrued liabilities	716,512	(25,221)
Other payables-related parties	5,866	(7,278)
Taxes payable	313,101	325,495
Net cash provided by operating activities	903,020	279,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(57,110)	(22,944)
Additions to leasehold improvements	(263,619)	(246,402)
Net cash used in investing activities	(320,729)	(269,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(362,349)	-
Payments on short-term loans	(1,466,400)	(508,060)
Proceeds from short-term loans	1,466,400	508,060
Net cash used in financing activities	(362,349)	-

EFFECT OF EXCHANGE RATE ON CASH	10,685	24,082

INCREASE IN CASH	230,627	34,393

CASH, beginning of period	996,302	878,948

CASH, end of period	$1,226,929	$913,341

The accompanying notes are an integral part of these financial statements.

Note 1- DESCRIPTION OF BUSINESS AND ORGANIZATION

China Jo-Jo Drugstores, Inc. (“Jo-Jo Drugstores” or the “Company”), was incorporated in Nevada on December 19, 2006, originally under the name “Kerrisdale Mining Corporation.”  On September 24, 2009, the Company changed its name to “China Jo-Jo Drugstores, Inc.” in connection with a share exchange transaction as described below.

On September 17, 2009, the Company completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. (“Renovation HK”), and Renovation HK became a wholly-owned subsidiary of the Company. On the closing date, the Company issued 15,800,000 of its common stock to Renovation HK’s stockholders in exchange for 100% of the capital stock of Renovation HK. Prior to the share exchange transaction, the Company had 4,200,000 shares of common stock issued and outstanding. After the share exchange transaction, the Company had 20,000,000 shares of common stock outstanding and Renovation HK’s stockholders owned 79% of the issued and outstanding shares. The management members of Renovation HK became the directors and officers of the Company.  The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Renovation HK (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction.  As the share exchange transaction was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The carrying values of assets, liabilities, and equity of Renovation HK did not change. In reporting earnings per share for periods prior to September 17, 2009, the Company used 15,800,000 shares, or the shares issued to Renovation HK’s stockholders in exchange for 100% of the capital stock of Renovation HK.

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

As a result of the Contractual Arrangements and amendments thereto, which obligate the Company to absorb all of the risk of loss from HJ Group’s activities and enables the Company to receive all of HJ Group’s expected residual returns, the Company accounts for each HJ Group company as a variable interest entity (“VIE”) under Financial Accounting Standards Board (FASB)’s accounting standard. Accordingly, the financial statements of HJ Group are consolidated into the financial statements of the Company.

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

Consolidation of variable interest entities

In accordance with the accounting standard, variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The Company has concluded that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are each a VIE and that the Company’s wholly owned subsidiary, Jiuxin Management, absorb a majority of the risk of loss from the activities of these three companies, and enable the Company, through Jiuxin Management, to receive a majority of their respective expected residual returns. Accordingly, the Company accounts for each of these three companies as a VIE.

Additionally, as the three HJ Group companies are under common control, the consolidated financial statements have been prepared as if the transactions had occurred retroactively as to the beginning of the reporting period of these consolidated financial statements.

Control is defined under the accounting standard as “an individual, enterprise, or immediate family members who hold more than 50 percent of the voting ownership interest of each entity.” Because Lei Liu, Li Qi, and Chong’an Jin collectively own 100% of HJ Group, the Company believes that these three individuals collectively have control of HJ Group in accordance the accounting standard. Accordingly, the Company believes that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service were constructively held under common control by Jiuxin Management as of the time the Contractual Agreements were entered into, establishing Jiuxin Management as their primary beneficiary. Jiuxin Management, in turn, is owned by Renovation HK.

Although the Company recognizes the consolidation of VIEs standard but does not provide for retroactive accounting treatment, HJ Group in substance were controlled by the same three individuals on September 9, 2003, October 10, 2003 and November 2, 2005, the establishment dates of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, respectively. Such common control condition resulted in the share exchange transaction to be a capital transaction in substance, reflected as a recapitalization, and the Company has accordingly recorded the consolidation of Renovation HK at its historical cost.

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

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

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. Historically, the amount of bad debt write-off has been immaterial and the Company has been able to collect substantially all amounts due from these parties. As of December 31, 2009 and March 31, 2009, management concluded all amounts are collectible and allowance for doubtful accounts deemed not necessary.

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

Based on its review, the Company believes that, as of December 31, 2009 and March 31, 2009, there was no impairment.

Income taxes

The Company records income taxes pursuant to the accounting standards for income taxes. The accounting standards require the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements. There are no deferred tax amounts at December 31, 2009 and March 31, 2009.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs amounted to $185,551 and $104,198 for the three months ended December 31, 2009 and 2008, respectively. Advertising and promotion costs amounted to $311,659 and $160,188 for the nine months ended December 31, 2009 and 2008, respectively. Advertising costs consist primarily of print and television advertisements.

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

For the three months ended December 31, 2009 and 2008, the Company recognized vendor allowances of $81,498 and $231,685 in cost of goods sold, respectively. For the nine months ended December 31, 2009 and 2008, the Company recognized vendor allowances of $188,278 and $344,693 in cost of goods sold, respectively.

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

The accounting standard, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income only consist of changes in foreign currency exchange rates. Accumulated other comprehensive loss in the statement of shareholders’ equity amounted to $349, 746 and $362,437 as of December 31, 2009 and March 31, 2009, respectively. The balance sheet amounts with the exception of equity at December 31, 2009 and March 31, 2009 were translated at 1 RMB to $0.1467 USD and at 1 RMB to $0.1465 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the nine months ended December 31, 2009 and 2008 were at 1 RMB to $0.14664 USD and at 1 RMB to $0.14559 USD, respectively.

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

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of December 31, 2009 and March 31, 2009, the Company had deposits totaling $1,549,521 and $995,448 that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the three months and nine months ended December 31, 2009 and 2008, all of the Company’s sales and purchases arose in the PRC. No major customers accounted for more than 10% of the Company’s total revenues for the three months and nine months ended December 31, 2009 and 2008, respectively.

For the three months ended December 31, 2009, two vendors accounted for 13% and 11% of the Company’s total purchases and 32% of the total accounts payable and 16% of total purchase deposit, respectively. For the nine months ended December 31, 2008, one vendor accounted for 20% of the Company’s purchase and 7% of total accounts payable at December 31, 2008.

For the nine months ended December 31, 2009 and 2008, one vendor accounted for 17% of the Company’s total purchases and 15% of the total accounts payable; and 20% of the Company’s total purchases and 7% of the total accounts payable, respectively.

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

In October 2009, FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements, but the Company does not expect this standard to have a material effect on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

 Note 3 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid for the three months ended December 31, 2009 and 2008, amounted to $24,185 and $10,648, respectively. Interest paid for the nine months ended December 31, 2009 and 2008, amounted to $53,519 and $31,985, respectively.

Income taxes paid for the three months ended December 31, 2009 and 2008 amounted to $652,717 and $678,892, respectively. Income taxes paid for the nine months ended December 31, 2009 and 2008 amounted to $1,817,371 and $1,676,147, respectively.

Non-cash financing activities includes $720,816 of notes payable issued to pay off accounts payable for the nine months ended December 31, 2009.

Note 4 – ADVANCES TO SUPPLIERS

Advances to suppliers are money deposited with or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis.

This amount is refundable and bears no interest. As of December 31, 2009 and March 31, 2009, advances to suppliers, including advances to related parties, amounted to $9,004,144 and $7,282,217, respectively.

Note 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)
Leasehold improvements	$2,324,428	$2,057,892
Furniture and equipment	360,329	304,709
Motor Vehicles	164,591	162,443
Total	2,849,348	2,525,044
Less: Accumulated depreciation and amortization	1,938,347	1,545,612
Property and equipment, net	$911,001	$979,432

Total depreciation expense for property and equipment for the three months ended December 31, 2009 and 2008 was $141,062 and $152,281, respectively. Total depreciation expense for property and equipment for the nine months ended December 31, 2009 and 2008 was $389,809 and $331,582, respectively. No depreciation expense was included in cost of goods sold for the financial statement periods presented because the Company’s business does not involve manufacturing of merchandise and the amount of depreciation of property and equipment utilized in acquiring, warehousing and transporting the merchandise to locations ready for sale is not material.

Note 6 – OTHER ASSETS

Other assets consist of the following:

	December 31, 2009	March 31, 2009
	(unaudited)
Prepaid rental expenses	$867,220	$475,864
Lease rights transfer fees (1)	342,934	-
Prepaid advertisement expenses	123,461	14,721
Prepaids and other assets	122,092	73,794
Total	$1,455,707	$564,379

(1)
Lease rights transfer fee is money paid to original store leases for the Company to secure store rentals in coveted areas. The activities involved in originating or acquiring leases are not substantively different from the activities involved in lending arrangements and, therefore, the cost for acquiring the right to lease the new stores are capitalized and amortized over the period of the lease term.

Note 7 – LONG TERM RENTAL DEPOSITS

Long term rental deposits are money deposited or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of six months’ rent being paid up front plus additional deposits. As of December 31, 2009 and March 31, 2009, the long term rental deposit amounted to $2,326,829 and $2,015,149, respectively.

Note 8 – SHORT TERM LOANS

Short term loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans at December 31, 2009 and March 31, 2009, consisted of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)
Hangzhou Bank, due February 2, 2010 annual interest at 4.86%, secured by the
personal properties of some of the Company’s directors	$880,200	$879,000

Hangzhou Bank, due March 13, 2010 annual interest at 4.86%, secured by the
personal properties of some of the Company’s directors	$586,800	$586,000

Total	$1,467,000	$1,465,000

Interest expense for the three months ended December 31, 2009 and 2008 amounted to $18,009 and $10,647, respectively. Interest expense for the nine months ended December 31, 2009 and 2008 amounted to $53,519 and $31,985, respectively.

Note 9 - TAXES

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

The following table reconciles the US statutory rates to the Company's effective tax rate for the nine months ended December 31, 2009 and 2008, unaudited:

	2009	2008
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25
Other(a)	-	(2)
Effective tax rate	25%	23%

(a)	The 2% represents the expenses (income) incurred by the Company that are not subjected to PRC income tax.

Value Added Tax

Sales of birth control related products are not subject to VAT, while Chinese herbs are subject to 13% VAT and all other sales are subject to 17% VAT. VAT on sales and on purchases amounted to $2,379,548 and $1,672,385 for the three months ended December 31, 2009, respectively, and $1,855,268 and $1,392,682 for the three months ended December 31, 2008, respectively. VAT on sales and on purchases amounted to $6,213,137 and $4,524,153 for the nine months ended December 31, 2009, respectively, and $5,394,740 and $3,788,586 for the nine months ended December 31, 2008December 31, 2008, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at December 31, 2009 and March 31, 2009 consisted of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)
VAT	$283,357	$196,784
Income tax	804,831	588,681
Others	37,464	25,851
Total taxes payable	$1,125,652	$811,316

Note 10 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	December 31, 2009	March 31, 2009
	(Unaudited)
Amounts due from directors (1):	$-	$2,432
Amount due to director (2):	$333,029	$326,715
Advances to supplier (3):	$2,190,826	$1,797,104

(1)	Represents interest free loans to two directors of the Company, Li Qi and Chong'an Jin. The loans are due upon demand.

(2)	Represents leasehold improvement expenses and other expenses paid by a director of the Company, Lei Liu, on behalf of the Company. The amount is interest free and due upon demand.

(3)
Represents prepayment for inventory purchase made to a supplier, which was formerly owned by some of the Company’s directors. The Company will collect inventory from the supplier which will reduce the advance.

The Company’s purchases from the related party supplier amounted to $1,254,749 and $108,045 for the three months ended December 31, 2009 and 2008, respectively, and $2,255,817 and $909,314 for the nine months ended December 31, 2009 and 2008, respectively.

The Company also leases retail and office space from a director (see Note 15 below).

Note 11 – EARNINGS PER SHARE

The Company reports earnings per share in accordance with the accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation:

	2009 (Unaudited)	2008 (Unaudited)
For the three months ended December 31,
Net income for earnings per share	$2,646,353	$1,995,523
Weighted average shares used in basic computation
Basic and Diluted	20,000,000	15,800,000
Earnings per share
Basic and Diluted	$0.13	$0.13

	2009 (Unaudited)	2008 (Unaudited)
For the nine months ended December 31,
Net income for earnings per share	$5,949,110	$5,313,259
Weighted average shares used in basic computation
Basic and Diluted	17,409,489	15,800,000
Earnings per share
Basic and Diluted	$0.34	$0.34

Note 12 – SHAREHOLDERS’ EQUITY

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

Using the fair value of services provided as of December 31, 2009, the Company estimated that the total stock compensation expense to be recognized from these transactions was $202,120. The Company recognized $0 and $126,325 as stock compensation expense during the three and nine months ended December 31, 2009. The remaining $75,795 was applied to accrued legal fees, which were expensed during the year ended March 31, 2009.

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

The Company has fulfilled the 50% registered capital requirement as of March 31, 2009. Therefore, during the nine months ended December 31, 2009, no additional appropriations to the statutory reserves were made from unrestricted earnings.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and therefore, the Company does not do so. These statutory reserves are not distributable as cash dividends.

Note 13 - POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $33,717 and $27,053 in employment benefits and pension during the three months ended December 31, 2009 and 2008, respectively. The Company contributed $67,858 and $58,559 in employment benefits and pension during the nine months ended December 31, 2009 and 2008, respectively.

Note 14 - SEGMENTS

The Company sells prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical devices, etc. The class of customer, selling practice and distribution process are the same for all products. The Company’s chief operating decision-makers (i.e. the chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level.  Based on qualitative and quantitative criteria established by the accounting standard, “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers by main product is as follows:

	Three months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Prescription Drugs	$5,389,120	$4,248,830
Over The Counter (OTC) Drugs	4,516,533	3,418,696
Nutritional Supplements	1,234,362	1,334,225
Traditional Chinese Medicine Products	2,776,579	1,749,295
Medical Devices	321,155	350,727
Sundry Products and Others	685,957	460,989
Total	$14,923,706	$11,562,762

	Nine months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Prescription Drugs	$14,181,479	$12,178,657
Over The Counter (OTC) Drugs	11,895,897	8,769,355
Nutritional Supplements	4,568,279	5,545,568
Traditional Chinese Medicine Products	5,416,461	3,538,906
Medical Devices	983,974	1,201,348
Sundry Products and Others	1,817,653	1,862,487
Total	$38,863,743	$33,096,321

Note 15 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to the accounting standard. The Company has entered into various tenancy agreements for the lease of store premises. The Company’s leases do not contain any escalating lease payments or contingent rental payments terms.

Jiuzhou Pharmacy leases a retail space and its corporate office space from Lei Liu, a director of the Company, under long-term operating lease agreements beginning August 2008 to August 2010 and from January 2008 to March 2012, respectively. The rent for the retail and the corporate office space are $44,004 and $29,032 for three months ended December 31, 2009 and 2008, respectively. The rent for the retail and the corporate office space are $131,976 and $130,644 for nine months ended December 31, 2009 and 2008, respectively. For the three months and nine months ended December 31, 2009, $175,968 was paid to Mr. Liu for retail and corporate office space rental. For the three months and nine months ended December 31, 2008, no rent was paid to Mr. Liu.

The Company’s commitments for minimum rental payments under its lease for the next five years and thereafter are as follows:

Period ending March 31,	Amount
2010	$357,795
2011	$1,262,525
2012	$991,990
2013	$718,576
2014	$468,814
Thereafter	70,003

Rental expense for the three months ended December 31, 2009 and 2008 amounted to $416,702 and $235,527, respectively. Rental expense for the nine months ended December 31, 2009 and 2008 amounted to $926,795 and $691,548, respectively.

Logistics Services Commitments

On January 1, 2009 the Company entered into a one-year agreement for logistics services (“Logistics Agreement”) with Zhejiang Yingte Logistics Co., Ltd. (“Yingte”) to provide logistics and other related services. Pursuant to the Logistics Agreement, Yingte accepts goods from the Company’s suppliers, stores and then deliver the goods to the Company’s store locations as directed by the Company, for which the Company is required to pay Yingte 1% of the purchase price of the delivered goods. The Company is obligated to pay a minimum of RMB 2,900,000 annually (1% of RMB 290 million: the total minimum amount of goods to be delivered under the Logistics Agreement). As of December 31, 2009, the Company has not yet renewed its contract with Yingte for 2010.

As of December 31, 2009, the Company did not have any contingent liabilities.

Legal Proceedings

The Company is not aware of any legal proceedings in which any director, officer, owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of such director, officer, or security holder, is a party adverse to the Company or has a material interest adverse to the Company.

Note 16 – SUBSEQUENT EVENT

The Company has performed an evaluation of subsequent events through February 8, 2010, the date these consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

Overview

China Jo-Jo Drugstores, Inc. (“Jo-Jo Drugstores” or the “Company”), was incorporated in Nevada on December 19, 2006, originally under the name “Kerrisdale Mining Corporation.”  On September 24, 2009, The Company changed its name to “China Jo-Jo Drugstores, Inc.” in connection with the share exchange transaction described below.

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

Renovation HK is a holding company that, through its wholly-owned PRC subsidiary, Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”), controls three PRC companies, namely Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine General Partnership (“Jiuzhou Clinic”), and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”, and with Jiuzhou Pharmacy and Jiuzhou Clinic collectively as “HJ Group”), by a series of contractual arrangements. All of our business operations are carried out by HJ Group.

The contractual arrangements with HJ Group are necessary to comply with Chinese laws limiting foreign ownership of certain companies. Through these contractual arrangements, we have the ability to substantially influence the daily operations and financial affairs of the three HJ Group companies, appoint their senior executives and approve all matters requiring approval of their equity owners. As a result of these contractual arrangements, which enable us to control HJ Group, we are considered the primary beneficiary of HJ Group. Please see Note 1 to our consolidated financial statements for the three months ended December 31, 2009, for the impact of the contractual arrangements on our consolidated financial statements.

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

Vendor allowances

 The Company accounts for vendor allowances according the accounting standards, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, and by Reseller to Sales Incentives Offered to Consumers by Manufacturers. Vendor allowances reduce the carrying value of inventories and subsequently transferred to cost of goods sold when the inventories are sold, unless those allowances are specifically identified as reimbursements for advertising, promotion and other services, in which case they are recognized as a reduction of the related advertising and promotion costs.

Slotting allowances are a major portion of total allowances. With slotting allowances, the vendors reimburse the Company for the cost of placing new product on the shelf. The Company has no obligation or commitment to keep the product on the shelf for a minimum period.

A small portion of vendor allowance also includes advertising and promotion allowances for the promotion of vendors' products in stores. The promotion may be any combination of a temporary price reduction or a feature in print ads.

Depreciation and Amortization

Our non-current assets include property and equipment, including leasehold improvements, long term deposits and long term advances to suppliers. We depreciate our equipment assets using the straight-line method over the estimated useful lives of the assets. We make estimates of the useful lives of the equipment (including the salvage values), in order to determine the amount of depreciation expense to be recorded during any reporting period. We amortize leasehold improvements of our retail drugstores and other business premises over the shorter of five years or lease term. A majority of our leases have a five-year term. We estimate the useful lives of our other property and equipment at the time we acquire the assets based on our historical experience with similar assets as well as anticipated technological and other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, we may shorten the useful lives assigned to these assets as appropriate, which will result in the recognition of increased depreciation and amortization expense in future periods. There has been no change to the estimated useful lives and salvage values during the nine months ended December 31, 2009 and 2008.

Impairment of Long-Lived Assets

We evaluate our long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, we believe that, as of December 31, 2009, there was no impairment.

Inventories

We state our inventory at the lower of cost or market. Cost is determined using the weighted average cost method. Market is the lower of replacement cost or net realizable value. We carry out physical inventory counts on a monthly basis at each store and distribution location to ensure that the amounts reflected in the consolidated financial statements at each reporting period are properly stated and valued. We record write-downs to inventory for shrinkage losses and damaged merchandise that are identified during the inventory counts. The inventory write downs for the nine months ended December 31, 2009 and 2008 have been immaterial.

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

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

            In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Results of Operations

Results of Operations - Three Months ended December 31, 2009 as compared to Three Months ended December 31, 2008

Revenue. Our revenue increased by $3,360,944 or 29.1% to $14,923,706 for the three months ended December 31, 2009 from $11,562,762 for the three months ended December 31, 2008 due to operating additional store locations. Of this increase, 38.7% or $1,302,166 was from new stores that were opened subsequent to December 31, 2008. We operated 22 stores as of December 31, 2009, as compared to 15 stores as of December 31, 2008. We anticipate that our overall revenue will continue to increase as we open additional stores.

Gross Profit. Our gross profit increased by 43.4% to $4,766,835 for the three months ended December 31, 2009 from $3,324,684 for the three months ended December 31, 2008. Our gross margin slightly increased from 28.8% for the three months ended December 31, 2008 to 31.9% for the three months ended December 31, 2009. We anticipate that our overall gross profit will continue to increase as our sales increase. Additionally, we anticipate that our gross margin will increase as we will be able to obtain better pricing terms from our suppliers and achieve further economies of scale as a result of purchasing larger quantities of products. We presently do not privately label any of our products and are constantly adjusting our product mix to meet customer demand and to maximize our gross margin.

Sales and Marketing Expenses. Our sales and marketing expenses increased by 87.1% to $912,312 for the three months ended December 31, 2009 from $487,395 for the three months ended December 31, 2008 and was a primary driver of our increased revenues during the quarter. The increase in sales and marketing expense was primarily a result of the continued expansion of our drugstore chain from 15 stores for the three months ended December 31, 2008 to 22 stores for the three months ended December 31, 2009. Sales and marketing expenses as a percentage of our revenue increased to 6.1% for the three months ended December 31, 2009 from 4.2% for the three months ended December 31, 2008. We expect that our sales and marketing expenses will increase as we continue to expand our store network.

General and Administrative Expenses. Our general and administrative expenses increased by 296.7% to $441,861 for the three months ended December 31, 2009 from $111,386 for the three months ended December 31, 2008 as a result of adding additional infrastructure. General and administrative expenses as a percentage of our revenue increased to 3.0% for the three months ended December 31, 2009 from 1.0% for the three months ended December 31, 2008. As we continue to open drugstores, further develop our infrastructure, and incur expenses related to being a U.S. public company, we anticipate that our general and administrative expenses will increase.

Income from Operations. As a result of the foregoing, our income from operations increased to $3,412,662 for the three months ended December 31, 2009 from $2,725,903 for the three months ended December 31, 2008, an increase of 25.2%. Our operating margin for the three months ended December 31, 2009 and 2008 was 22.9% and 23.6%, respectively.

Results of Operations - Nine Months ended December 31, 2009 as compared to Nine Months ended December 31, 2008

Revenue. Our revenue increased by $5,767,422 or 17.4% to $38,863,743 for the nine months ended December 31, 2009 from $33,096,321 for the nine months ended December 31, 2008 due to operating additional store locations. Of this increase, $2,852,304 is attributable to new stores or 49.5% of the total increase. As of December 31, 2008 we operated 15 stores, as compared to 22 stores as of December 31, 2009. We anticipate that our overall revenue will continue to increase as we open additional stores.

Gross Profit. Our gross profit increased by 26.0% to $11,289,607 for the nine months ended December 31, 2009 from $8,956,736 for the nine months ended December 31, 2008. Our gross margin slightly increased from 27.1% for the nine months ended December 31, 2008 to 29.0% for the nine months ended December 31, 2009. We anticipate that our overall gross profit will continue to increase as our sales increase. Additionally, we anticipate that our gross margin will increase as we will be able to obtain better pricing terms from our suppliers and achieve further economies of scale as a result of purchasing larger quantities of products. We presently do not privately label any of our products and are constantly adjusting our product mix to meet customer demand and to maximize our gross margin.

Sales and Marketing Expenses. Our sales and marketing expenses increased by 55.1% to $1,986,471 for the nine months ended December 31, 2009 from $1,280,838 for the nine months ended December 31, 2008. This increase was primarily a result of the continued expansion of our drugstore chain from 15 stores for the nine months ended December 31, 2008 to 22 stores for the nine months ended December 31, 2009. Sales and marketing expenses as a percentage of our revenue increased slightly to 5.1% for the nine months ended December 31, 2009 from 3.9% for the nine months ended December 31, 2008. We expect that our sales and marketing expenses will increase as we continue to expand our store network.

General and Administrative Expenses. Our general and administrative expenses increased by 123.1% to $1,372,205 for the nine months ended December 31, 2009 from $614,987 for the nine months ended December 31, 2008. General and administrative expenses as a percentage of our revenue increased to 3.5% for the nine months ended December 31, 2009 from 1.9% for the nine months ended December 31, 2009. As we continue to open drugstores, further develop our infrastructure, and incur expenses related to being a U.S. public company, we anticipate that our general and administrative expenses will increase.

Income from Operations. As a result of the foregoing, our income from operations increased to $7,930,931 for the nine months ended December 31, 2009 from $7,060,911 for the nine months ended December 31, 2008, an increase of 12.3%. Our operating margin for the nine months ended December 31, 2009 and 2008 was 20.4% and 21.3%, respectively.

Liquidity

Nine Month Period Ended December 31, 2009

For the nine months ended December 31, 2009, we generated $903,020 from operating activities, as compared to $279,657 for the nine months ended December 31, 2008. The decrease is a result of a greater reduction to accounts payable offset by a decrease of cash advances to suppliers.

We used $320,729 in investing activities during the nine months ended December 31, 2009 as compared to $269,346 during the nine months ended December 31, 2008. This slight increase in investing activities was primarily a result of purchasing additional equipment.

Cash used in financing activities was $362,349 for the nine month period ended December 31, 2009 as compared to cash used in financing activities of $0 for the nine month period ended December 31, 2008. The increase was the result of borrowing money that was offset by bank requirements to keep cash deposits with the bank as security for notes payable outstanding with the bank.

As of December 31, 2009, we had unrestricted cash of $1,226,929. Our total current assets were $17,863,438 and our total current liabilities were $8,271,636 which resulted in a net working capital of $9,591,802.

Capital Resources

During the nine months ended December 31, 2009, we borrowed and repaid $1,466,400. We have funded our continued expansion from our operating cash flow. However, if we were to expand more aggressively throughout Hangzhou and other parts of the Zhejiang Province, we will need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are between four to five years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Years ending March 31,
2010	$357,795
2011	1,262,525
2012	991,990
2013	718,576
2014	468,814
Thereafter	70,003

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this report were as follows:

	December 31, 2009	March 31, 2009	December 31, 2008
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1:RMB 0.1467	USD1:RMB0.1465	USD1:RMB 0.1467

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD1:RMB 0.14664	USD1:RMB0.14582	USD1:RMB 0.14559

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

During the three months ended December 31, 2009 we identified certain weaknesses involving control activities, primarily, accounting and finance personnel weaknesses. Our current accounting staff members are relatively inexperienced in U.S. GAAP- based reporting and require additional training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business

Our relatively limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Jiuzhou Pharmacy opened its first drugstore in March 2004, Jiuzhou Clinic began its first clinic in October 2003, and Jiuzhou Service commenced operation in November 2005. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the pharmaceutical industry in China. Some of these risks and uncertainties relate to our ability to:

•	maintain our market position;

•	attract additional customers and increase spending per customer;

•	respond to competitive market conditions;

•	increase awareness of our brand and continue to develop customer loyalty;

•	respond to changes in our regulatory environment;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business;

•	attract, retain and motivate qualified personnel; and

•	ability to find and open new locations.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We depend substantially on the continuing efforts of our executive officers, and our business and prospects may be severely disrupted if we lose their services.

Our future success is dependent on the continued services of the key members of our management team. In particular, we depend on the services of the three co-founders of HJ Group, Mr. Lei Lu, who is also our chief executive officer and the chairman of our board of directors, and Ms. Li Qi and Mr. Chong’an Jin, who are also members of our board of directors. The implementation of our business strategy and our future success depend in large part on our continued ability to attract and retain highly qualified management personnel. We face competition for personnel from other drugstore chains, retail chains, supermarkets, convenience stores, pharmaceutical companies and other organizations. Competition for these individuals could cause us to offer higher compensation and other benefits in order to attract and retain them, which could materially and adversely affect our financial condition and results of operations. We may be unable to attract or retain the personnel required to achieve our business objectives and failure to do so could severely disrupt our business and prospects. The process of hiring suitably qualified personnel is also often lengthy. In the past, we have had two major challenges to our recruiting efforts: (1) unqualified candidates who represent themselves as being qualified, and (2) talented and competent candidates who do not match our job requirements. If our recruitment and retention efforts are unsuccessful in the future, it may be more difficult for us to execute our business strategy.

We do not maintain key-man insurance for members of our management team. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects. Furthermore, as we expect to continue to expand our operations, we will need to continue attracting and retaining experienced management. Each of our three founders has entered into a confidentiality and non-competition agreement with us regarding these agreements. However, if any disputes arise between our founders and us, we cannot assure you, in light of uncertainties associated with the PRC legal system, that any of these agreements could be enforced in China, where the three founders reside and hold some of their assets. See “Risks Related to Doing Business in China — Uncertainties with respect to the PRC legal system could limit the protections available to you and us.”

We may need additional capital to expand outside of Hangzhou, and our inability to obtain capital, use internally generated cash, or use shares of our common stock or debt to finance future expansion efforts could impair the growth and expansion of our business.

As of December 31, 2009, we had RMB 8.4 million ($1.2 million) in unrestricted cash. Based on our current operating plans, we expect our existing resources, including our current cash and cash flows from operations, to be sufficient to fund our anticipated cash needs, including for working capital and capital expenditures for at least the next 12 months. We may, however, need to raise additional funds if our expenditures exceed our current expectations due to changed business conditions or other future developments.

Reliance on internally generated cash or debt to finance our operations or to complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of common stock to consummate acquisitions will depend on our market value from time to time and the willingness of potential sellers to accept our common stock as full or partial payment. Using shares of common stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (i) obtain additional capital on acceptable terms, (ii) use internally generated cash or debt to complete expansions because it significantly limits our operational or financial flexibility, or (iii) use shares of common stock to make future expansions may hinder our ability to actively pursue any expansion program we may decide to implement and negatively impact our stock price.

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

We may need additional capital, and the sale of additional shares or other equity securities could result in dilution to our stockholders.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain credit facility. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in further operating and financing covenants that would further restrict our freedom to operate our business, such as conditions that:

•	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

Risks Relating to Our Pharmacy Operations

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

Moreover, our business is subject to seasonal variations in demand. In particular, traditional retail seasonality affects the sales of certain pharmaceuticals and other non-pharmaceutical products. Sales of our pharmaceutical products benefit in our fiscal third quarter (October 1st through December 31st) from the winter cold and flu season, and are lower in our fiscal fourth quarter (January 1st through March 31st ) because Chinese New Year falls into that quarter each year and our customers generally pay fewer visits to drugstores during this period. In addition, sales of some health and beauty products are driven, to some extent, by seasonal purchasing patterns and seasonal product changes. Failure to manage the increased sales effectively in the high sale season, and increases in inventory in anticipation of sales increase could have a material adverse effect on our financial condition, results of operations and cash flow.

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

We consider our pharmacy brand name to be a valuable asset. We may be unable to prevent third parties from using our brand name without authorization. Unauthorized use of our brand name by third parties may adversely affect our business and reputation, including the perceived quality and reliability of our products and services. We plan to apply for trademark protection of our logo in China, although we have not done so nor have we registered our brand name as of the date of this prospectus.

We also rely on trade secrets to protect our know-how and other proprietary information, including pricing, purchasing, promotional strategies, customer lists and/or suppliers lists. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. In addition, confidentiality agreements, if any, executed by the foregoing persons may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. Our employees are required to sign an employment agreement as a condition of employment, which contains a confidentiality provision.

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

Our ability to continue expanding our retail drugstore chain and deliver high quality products and customer service depends on our ability to attract and retain qualified and skilled staff, especially in-store pharmacists. In particular, the applicable PRC regulations require at least one qualified pharmacist to be stationed in every drugstore to instruct or advise customers on prescription drugs. Over the years, a significant shortage of pharmacists has developed due to increasing demand within the drugstore industry as well as demand from other businesses in the healthcare industry. We cannot assure you that we will be able to attract, hire and retain sufficient numbers of skilled personnel and in-store pharmacists necessary to continue to develop and grow our business. In the past, our major recruiting challenges included unqualified candidates who represent themselves as being qualified, and talented and competent candidates who do not match our job requirements. The inability to attract and retain a sufficient number of skilled personnel and in-store pharmacists could limit our ability to open additional stores, increase revenue or deliver high quality customer service. In addition, competition for these individuals could cause us to offer higher compensation and other benefits in order to attract and retain them, which could materially and adversely affect our financial condition and results of operations.

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

An increasing percentage of our pharmaceutical products, primarily those included in the national and provincial medical insurance catalogs, are subject to price controls in the form of fixed retail prices or retail price ceilings. See “Government Approval and Regulation of Our Principal Products or Services   — Price Controls” above. In addition, the retail prices of these products are also subject to periodic downward adjustments as the PRC governmental authorities seek to make pharmaceutical products more affordable to the general public. Since May 1998, the relevant PRC governmental authorities have ordered price reductions of thousands of pharmaceutical products. The latest price reduction occurred in October 2008 and affected 1,357 different pharmaceutical products. However, for our fiscal year ended March 31, 2009, the adjustment only required us to adjust 105 of our 2,300 prescription drug prices which did not have any significant effect on our revenues as most of our products are priced substantially below the price ceilings. Any future price controls or government mandated price reductions may have a material adverse affect on our financial condition and results of operations, including significantly reducing our revenue and profitability.

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

There has been continued penetration of counterfeit products into the pharmaceutical retail market in China. Counterfeit products are generally sold at lower prices than the authentic products due to their low production costs, and in some cases are very similar in appearance to the authentic products. Counterfeit pharmaceuticals may or may not have the same chemical content as their authentic counterparts, and are typically manufactured without proper licenses or approvals as well as fraudulently mislabeled with respect to their content and/or manufacturer. Although the PRC government has been increasingly active in combating counterfeit pharmaceutical and other products, there is not yet an effective counterfeit pharmaceutical product regulation control and enforcement system in China. Although we have implemented a series of quality control procedures in our procurement process, we cannot assure you that we would not be selling counterfeit pharmaceutical products inadvertently. Any unintentional sale of counterfeit products may subject us to negative publicity, fines and other administrative penalties or even result in litigation against us. Moreover, the continued proliferation of counterfeit products and other products in recent years may reinforce the negative image of retailers among consumers in China. The continued proliferation of counterfeit products in China could have a material adverse effect on our business, financial condition, and results of operation.

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

Current PRC regulations limit any foreign investor’s ownership of drugstores to 49.0% if the investor owns interests in more than 30 drugstores in China that sell a variety of branded pharmaceutical products sourced from different suppliers. Since we do not own any equity interests in Jiuzhou Pharmacy, but controls the drugstore chain through contractual arrangements with our wholly foreign owned enterprise (“WFOE”), Jiuxin Management, we have been advised by our PRC counsel, Allbright Law Offices, that the regulations on foreign ownership of drugstores do not apply to us even if our drugstore chain expands beyond 30 stores. Similarly, foreign ownership of medical practice in China is limited to means of Sino-foreign joint venture. Since we do not have actual equity interest in Jiuzhou Clinic or Jiuzhou Service, but control these entities through contractual arrangements, our PRC counsel has advised us that the PRC regulations restricting foreign ownership of medical practice are not applicable to us or our structure.

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

If we are determined to be in violation of any existing or future PRC laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

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

The interpretation and application of existing Chinese laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, pharmaceutical businesses in China, including our business

Our contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service and their respective owners may not be as effective in providing control over these entities as direct ownership.

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

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between Jiuxin Management, our WFOE, and each of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service. All of our business operations are conducted by, and we derive all of our revenues from, the three HJ Group companies. Because neither we nor our WFOE own equity interests of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, the termination of the contractual arrangements would sever our ability to continue receiving payments from these companies under our current holding company structure.

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

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards. Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their statutory surplus reserve fund until the accumulative amount of such reserves reach 50.0% of their respective registered capital. As a result, our consolidated PRC entities are restricted in their ability to transfer a portion of their net income to us whether in the form of dividends, loans or advances. As of December 31, 2009, our restricted reserves totaled RMB 9.5 million ($1.3 million) and we had unrestricted retained earnings of RMB 70.1 million ($10.9 million). Our restricted reserves are not distributable as cash dividends. Any limitation on the ability of our consolidated operating entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

Management members of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Mr. Lei Liu, chairman of the board of directors and our chief executive officer, is also the executive director of Jiuzhou Pharmacy, a general partner of Jiuzhou Clinic, and the supervising director of Jiuzhou Service. Mr. Chong’an Jin, one of our directors, is the supervising director of Jiuzhou Pharmacy, the managing general partner of Jiuzhou Clinic, and the executive director of Jiuzhou Service. Ms. Li Qi, corporate secretary and also a member of the board of directors, is the general manager of each of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service and a general partner of Jiuzhou Clinic. Conflicts of interests between their respective duties to our company and HJ Group may arise. As our directors and executive officer (in the case of Mr. Liu), they have a duty of loyalty and care to us under U.S. and Hong Kong law when there are any potential conflicts of interests between our company and HJ Group. We cannot assure you, however, that when conflicts of interest arise, every one of them will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, they may determine that it is in HJ Group’s interests to sever the contractual arrangements with Jiuxin Management, irrespective of the effect such action may have on us. In addition, any one of them could violate his or her legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment that HJ Group is obligated to remit to us under the consulting services agreement.

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

The advent of recent healthcare reform directives from the PRC government may increase both competition and our cost of doing business.

Under the auspices of the Healthy China 2020 program (the “Program”), published by China’s National Development and Reform Commission in October 2008, the PRC government has set in motion a series of policies in fairly rapid successions aimed to improve China’s healthcare system. Such policies include (1) discouraging hospitals from both prescribing and dispensing medication, (2) the unveiling of formal healthcare reform guidelines in April 2009, aimed to improve the availability of and subsidies for “essential” drugs, and (3) the announcement of China’s National Essential Drugs List (“NEDL”) in August 2009, listing approximately 300 medicines that are expected to be sold at government-controlled prices. While an underlying goal of these policies is to make drugs more accessible to China’s poorer populations, such policy as discouraging hospitals from both prescribing and dispensing medication also serve to create opportunities that in turn will intensify business competition in the Chinese retail drugstore industry, as well as competition for skilled labor and retail spaces. Additionally, we expect the NEDL to lead to a rise in the number of government-subsidized community healthcare service centers, which will erode the convenience and price advantage that our drugstores traditionally enjoy against hospitals.

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

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities

The OTC Bulletin Board is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

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

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. We intend to apply for listing on The NASDAQ Capital Market, but cannot assure you that this listing or listing on any other exchange will ever occur.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this prospectus. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

Our directors and executive officers collectively control approximately 63.8% of our outstanding shares of stock that are entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results

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

Volatility in our common share price may subject us to securities litigation

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

Since HJ Group operated as a private enterprise without public reporting obligations prior to the Share Exchange, we have committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial reporting systems and procedures, and documentation thereof. If our financial reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company prior to the Share Exchange. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority (“FINRA”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 20 million shares of our common stock outstanding as of December 17, 2009, approximately 4.2 million shares are, or will be, freely tradable without restriction, unless held by our "affiliates", as of December 17, 2009. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus (including sales by investors of securities acquired in connection with this Offering) may have a material adverse effect on the market price of our common stock. Under Rule 144, we estimate that our founders and service consultants who received shares in September 2009 as a result of the Share Exchange will be unable to sell these shares until September 2010. If our founders and service consultants who received shares were to sell their shares, they would be subject to volume and/or other restrictions imposed by Rule 144.

If we fail to remain current in our reporting requirements, our securities could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

3.1	Articles of Incorporation of Kerrisdale as filed with the State of Nevada (2)
3.2	Certificate of Amendment to Articles of Incorporation of Kerrisdale (3)
3.3	Articles of Merger of Kerrisdale as filed with the State of Nevada (4)
3.4	Bylaws of Kerrisdale (2)
3.5	Text of Amendments to the Bylaws of Kerrisdale (3)
10.1	Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated August 1, 2009 (4)
10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (4)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (4)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (4)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (4)
10.6	Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated August 1, 2009 (4)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (4)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (4)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (4)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (4)
10.11	Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated August 1, 2009 (4)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (4)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (4)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (4)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (4)
10.16	Agreement between Jiuzhou Pharmacy and Yingte Logistics dated January 1, 2009 (4)
10.17	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (5)
10.18	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (5)
10.19	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (5)
10.20	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (5)
10.21	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (5)
10.22	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (5)
10.23	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (5)
10.24	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (5)
10.25	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (5)
10.26	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (5)
10.27	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (5)
10.28	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (5)
10.29	Form of CFO Services Agreement entered into between Jiuzhou Pharmacy and Worldwide Officers, Inc. on July 30, 2009 (6)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (1)
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (1)
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (1)
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (1)

(1)	Filed herewith.
(2)	Filed as an Exhibit to Form SB-2 filed with the SEC on June 30, 2006.
(3)	Filed as an Exhibit to current report on Form 8-K filed with the SEC on July 15, 2008.
(4)	Filed as an Exhibit to current report on Form 8-K filed with the SEC on September 24, 2009.
(5)	Filed as an Exhibit to current report on Form 8-K filed with the SEC on October 30, 2009.
(6)	Filed as an Exhibit to amendment to registration statement on Form S-1/A with the SEC on January 27, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2010	China Jo-Jo Drugstores, Inc.

	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky Chief Financial Officer (Principal Financial and Accounting Officer)