Form 10-K
period 2009-07-31
CHINA JO-JO DRUGSTORES, INC.
filed 2010-04-12
CIK 1413263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____ to __________

Commission file number 000-53353

CHINA JO-JO DRUGSTORES, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0557852
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 507-513, 5th Floor A Building, Meidu Plaza
Gongshu District
Hangzhou, Zhejiang Province
People’s Republic of China

   (Address of Principal Executive Offices)

+86 (571) 88077078

(Issuer Telephone Number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

The registrant had a total of 4,200,000 shares of common stock outstanding as of September 16, 2009.

Explanatory Note

China Jo-Jo Drugstores, Inc. (the “Registrant”) is filing this annual report on Form 10-K for the fiscal year ended July 31, 2009 of Kerrisdale Mining Corporation (“Kerrisdale”), its corporate predecessor entity, in response to a comment from the Staff of the Securities and Exchange Commission (“SEC”) in connection with the Registrant’s registration statement on Form S-1 filed with the SEC (SEC File Number 333-163879).

As disclosed in the current report on Form 8-K filed with the SEC on September 24, 2009 (the “Form 8-K”), on September 17, 2009, Kerrisdale completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. (“Renovation”) and its shareholders that resulted in Renovation becoming a wholly-owned subsidiary and the new operating business of Kerrisdale. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of Kerrisdale (the legal acquirer) have become, in substance, those of Renovation (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of Kerrisdale being included effective from the date of the share exchange transaction. Additionally, as disclosed in the Form 8-K, Kerrisdale changed its fiscal year-end in connection with the share exchange transaction, from July 31 to March 31. However, because the share exchange transaction was not completed until after the end of Kerrisdale’s original fiscal year on July 31, 2009, the Staff is requiring the Registrant to file this Form 10-K to report Kerrisdale’s business activities for such fiscal year period.

Accordingly, this 10-K and the disclosures and financial statements contained herein speak to the operations and financial conditions of Kerrisdale as of July 31, 2009, and where indicated, as of September 16, 2009, immediately prior to its consummation of the share exchange transaction with Renovation.

i

PART I

ITEM 1.	BUSINESS

General

Kerrisdale Mining Corporation (“Kerrisdale”) incorporated on December 19, 2006 under the laws of the state of Nevada.  Kerrisdale is an exploration stage company.  Kerrisdale does not own an interest in any property, but acquired the right to conduct exploration activities on one property referred to herein as the Kerrisdale Property, consisting of approximately 369.5 hectares (approximately 910 acres) located in the south-center region of British Columbia, Canada.

Kerrisdale’s exploration right, in the form of a mineral claim, was acquired in April 2007 by John Morita, who was at the time president, chief executive officer, and director of Kerrisdale, by arranging the staking of the same through Percy Cox, a non-affiliated third party. Mr. Cox is a self employed contract staker and field worker residing in Kamloops, British Columbia.  The property was selected because copper, gold and platinum has been discovered in the area.

As of September 16, 2009, the Kerrisdale Property was unencumbered. Accordingly, there were no claims, liens, charges or liabilities against the property as of such date.  In addition, there were no native land claims or other types of competitive claims against the property through which an unaffiliated third party could claim an interest in the property.

Subsequent Events

On  September 17, 2009, Kerrisdale consummated a share exchange transaction by which it acquired a retail pharmacy chain business in the People’s Republic of China (“China” or the “PRC”) pursuant to a share exchange agreement by and among Kerrisdale, Renovation Investment (Hong Kong) Co., Ltd., a Hong Kong company (“Renovation”), and  the shareholders who, immediately prior to the closing of share exchange transaction, collectively held 100% of Renovation’s issued and outstanding share capital (the “Renovation Shareholders”).  Renovation is a holding company that, through its wholly-owned subsidiary in China, Zhejiang Jiuxin Investment Management Co., Ltd., controls three PRC companies by a series of contractual arrangements: (1) Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd., (2) Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership), and (3) Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (collectively “Jo-Jo Drugstores”). All of the operations of the retail pharmacy chain acquired by Kerrisdale through the share exchange transaction are conducted by these three companies. The terms of the share exchange agreement and the share exchange transaction, as well as a description of the business operations of Jo-Jo Drugstores, were first disclosed in a current report on Form 8-K filed with the SEC on September 24, 2009.

In connection with the share exchange transaction, Kerrisdale changed its name to “China Jo-Jo Drugstores, Inc.” on September 24, 2009.

Kerrisdale’s Claim

The following sets forth the tenure number, claim, date of recording and expiration date of Kerrisdale’s claim to the Kerrisdale Property:

Claim No.	Document Description	Recording	Expiration

550556	KERRISDALE1	1-29-2007	1-29-2010

Kerrisdale’s claim consisted of 18 contiguous units comprising of a total of 369.5 hectares. The amount of assessment work required to hold the claim in good standing is $4.00 per hectare per year for the first 3 years, then $8.00 per hectare thereafter.  Thus, for the Kerrisdale Property, the amount required for the first three years is 1478.00 Canadian Dollars (CND) (approximately $1,330.00) per year minimum.  In June 2007, Kerrisdale engaged Jamie Pardy, a professional geologist, to carry out the first geological work on the claim. A geological and geochemical report was written and submitted to the Ministry of Energy & Mines in British Columbia, Canada. The total cost of the work was CND3956.56. With the assessment work completed, Kerrisdale’s claim remained in good standing until January 29, 2010.

Location and Access

The Kerrisdale Property is located approximately 12 km by road north-northwest of the Village of Logan Lake, British Columbia, and approximately 42 km due west-southwest of the City of Kamloops. Road access is made from Logan Lake by driving 5.9 km north on Highway 97C then 7 km north-west on loose surface roads to the western limits of the claim block.  The tenure is located on BCGS map sheet 092I056. The center of the property lies at UTM Zone 10, 0650006E, 5602359N. The property can be easily accessed for day trips from Logan Lake, Kamloops or even the Lower Mainland area. An electric power transmission line crosses the tenure at its eastern end and a larger higher capacity line also transects the property, further improving road access with transmission line trails. A Federal Corrections Canada camp facility and a homestead lie at the eastern limits of the tenure.

MAP 2

Property Geology

Kerrisdale 550556 lies across the northeastern boundary of the Late Triassic-Early Jurassic age Guichon Creek batholith.  The Kerrisdale Property is mapped by the BC Geological Survey (Massey, MacIntrye, Desjardins, Cooney, 2005) as underlain by the Border Phase of the Guichon Creek batholith and the Nicola Group volcanic rocks; however, no outcrop is observed on the property. The thickness of the evident glacial overburden deposits is not exactly known, but is exposed in a number of road cuts through the property.

The western 1/3 to 1/2 of the property is most interesting geologically based on regional scale government maps that indicate that it is underlain by the rocks of the Guichon Creek batholith, albeit the Border phase component that is not known to host economically viable copper-molybdenum deposits that occur in the interior phases of the pluton.

The most significant mineral deposit model applicable to exploration in the area is large calcalkalic type copper-molybdenum deposits.   Diatomite is also reported to occur approximately ½ km north of the property boundary (MINFILE 092INE163 Guichon Creek) in a meadow located just east of Guichon Creek about 4 kilometers south of Tunkwa Lake, but within the Tunkwa Provincial Park.

Initial Exploration Program

The initial work on the Kerrisdale Property was completed in June 2007 by Jamie Pardy and a field assistant, and included prospecting and a soil geochemical survey.

Property orientation and initial prospecting for outcrop and mapping of overburden boulders was conducted on day one, prospecting and soil sampling was completed on day two, and further prospecting for outcrop and mineralization was completed on day three. More detailed prospecting and the soil sampling focused on the western half of the property where bedrock is mapped as Guichon Creek batholith. One part of the claim was off limits to access due to the presence of a Federal Corrections Canada camp and a homestead located in the low-lying Guichon Creek watercourse, namesake of the plutonic rocks of the area. From vantage points to the west and east, no outcrop was visible in the low-lying Guichon Creek watercourse area.

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

Soil samples were treated with Acme Analytical Laboratories’ SS80 soil sample preparation and Group 1DX analysis package. Soil samples dried at 60 degrees C, then 100 grams was sieved to -80 mesh; a 15.0 gram sample was leached with 90 ml 2-2-2 HCL-HNO3-H2O at 95 degree Celsius for one hour, diluted to 300 ml and analyzed by ICP-MS. In-house quality assurance and control of Acme Analytical Laboratories was relied upon for this basic soil sampling program.

There were no significant results from this limited 2007 survey conducted on the Kerrisdale Property.

Further Exploration Program

As July 31, 2009 and through September 16, 2009, immediately prior to the consummation of the share exchange transaction between Kerrisdale and Renovation, no further exploration program had been undertaken due to the lack of funds.

Competition

The copper and gold mining industry is fragmented.  As of July 31, 2009 and through September 16, 2009, immediately prior to the consummation of the share exchange transaction between Kerrisdale and Renovation, Kerrisdale competed with other exploration companies looking for copper and gold, and was one of the smallest exploration companies in existence.  There was no competition, however, for the exploration or removal of mineral from the Kerrisdale Property during such periods.  Readily available markets exist in Canada and around the world for the sale of gold and copper.  Therefore, Kerrisdale should have been able to sell such gold or copper that it was able to recover, if any.

Government Regulations

Mineral exploration at the Kerrisdale Property is subject to the British Columbia Mineral Tenure Act, which sets forth rules for:

•	locating claims
•	working claims
•	reporting work performed

Mineral exploration at the Kerrisdale Property is also subject to the British Columbia Mineral Exploration Code, which regulates how and where minerals can be explored. Kerrisdale must comply with these laws to operate its business. As Kerrisdale did not engage in any exploration activities as of July 31, 2009 and through September 16, 2009, immediately prior to the closing of the share exchange transaction between Kerrisdale and Renovation, Kerrisdale did not have any compliance issue as of such periods.

Environmental Laws

Kerrisdale is also subject to the Health, Safety and Reclamation Code for Mines in British Columbia, which deals with environmental matters relating to the exploration and development of mineral properties.  Its goals are to protect the environment through a series of regulations affecting:

•	Health and Safety
•	Archaeological Sites
•	Exploration Access

Kerrisdale would be responsible to provide a safe working environment, not disrupt archaeological sites, and conducts its activities to prevent unnecessary damage to the property. As of July 31, 2009 and through September 16, 2009, immediately prior to the consummation of the share exchange transaction between Kerrisdale and Renovation, Kerrisdale did not have any compliance issue with such law as it did not engage in any exploration activities during such periods.

Employees

As of July 31, 2009 and through September 16, 2009, immediately prior to the closing of the share exchange transaction between Kerrisdale and Renovation, Kerrisdale had no employees, other than its sole officer and director at such periods, Mr. Huoqi Chen.  Mr. Chen was a part-time employee and devoted about 10% of his time to Kerrisdale’s operation.  Kerrisdale did not have employment agreements with Mr. Chen, nor did Kerrisdale have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans.

ITEM 1A.	RISK FACTORS

Kerrisdale is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

Through September 16, 2009, immediately prior to the closing of the share exchange transaction between Kerrisdale and Renovation, Kerrisdale’s executive offices were located at 750 Floor 8, Xueyuan Tower, No. 1 Zhichun Road, Beijing, PRC.  Mr. Huoqi Chen, Kerrisdale’s then sole officer and director, provided this office space free of charge and Kerrisdale had no lease.

Subsequent Event

Kerrisdale continued to maintain the foregoing address until September 17, 2009, when it consummated the share exchange transaction with Renovation and acquired the business operations of Jo-Jo Drugstores. A description of the offices and facilities of Jo-Jo Drugstores is set forth in the registration statement on Form S-1 first filed with the SEC on December 21, 2009, and the amendments thereto.

ITEM 3.	LEGAL PROCEEDINGS

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 1, 2008, Kerrisdale’s shares of common stock commenced trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “KMNG.OB”.

The following table sets forth the high and low bid information for Kerrisdale’s common stock for each quarter within the last two fiscal years ended July 31, 2009 and interim periods, as reported by the OTC Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	Low	High
2009

Quarter ended September 30, 2009 (1)	0.00	0.00
Quarter ended June 30, 2009	0.00	0.00
Quarter ended March 31, 2009	0.00	0.00

2008
Quarter ended December 31, 2008	$0.15	$0.55
Quarter ended September 30, 2008	0.25	1.12
Quarter ended June 30, 2008 (2)	0.00	1.11

(1)	Reflect prices through September 16, 2009, immediately prior to the closing of the share exchange transaction between Kerrisdale and Renovation.

(2)	Reflect prices beginning May 1, 2008

Holders

As of September 16, 2009, immediately prior to the closing of the share exchange transaction between Kerrisdale and Renovation, there were 18 stockholders of record of Kerrisdale’s common stock (not including beneficial owners who hold shares at broker/dealers in “street name”).

Dividend

Through September 16, 2009, Kerrisdale had not paid cash dividends in the past, nor are cash dividends expected to be paid for the foreseeable future. Earnings, if any, will be retained for the development of business.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

Kerrisdale was incorporated December 19, 2006 under the laws of the State of Nevada.  Since inception and until the consummation of the share exchange transaction with Renovation on September 17, 2009, Kerrisdale was a start-up, exploration-stage, company and did not generate or realize any revenues from its business activities.  Kerrisdale did not own any interest in any property, but merely had the right to conduct exploration activities on the Kerrisdale Property, to which limited initial geological work was completed in June 2007.

During fiscal year ended July 31, 2009, Kerrisdale continued as a start-up company, and did not generate or realize any revenues from its business operations during such period. As a result, the auditors that have audited Kerrisdale’s financial statements for its fiscal year ended July 31, 2009 have issued a going concern opinion that there is substantial doubt that Kerrisdale could continue as an on-going business for the twelve months following July 31, 2009, unless additional capital could be raised to pay its operating expenses.

Plan of Operations

In June, 2007, the initial geological work on the Kerrisdale Property was completed and a preliminary geological report was produced. As of fiscal year ended July 31, 2009, there was no plan to commence initial exploration due to the lack of funds for such endeavor, estimated at approximately $15,000. At July 31, 2009, Kerrisdale had approximately $691 of cash on hand, insufficient to cover basic operating expenses and costs associated with preparation and filing of required periodic reports for its next fiscal year.

As of July 31, 2009, Kerrisdale did not have a specific plan to obtain additional funding, and there was no assurance that it would have been able to do so. Because of such uncertainties, Kerrisdale was seeking other business opportunities as of July 31, 2009. Given that it had not generated any revenues since inception, Kerrisdale’s plan of operations for the twelve months following July 31, 2009 was to raise capital to fund its immediate working capital needs and to seek a merger or acquisition candidate for a reverse acquisition transaction.

Subsequent Event

On September 17, 2009, Kerrisdale completed the share exchange transaction with Renovation and thus acquired the business of Jo-Jo Drugstores, a retail pharmacy chain in the PRC. No assurance can be provided, however, that Jo-Jo Drugstores will be successful in its business operations. For full disclosure on all the risk factors involved in the business operations of Jo-Jo Drugstores, please refer to the registration statement on Form S-1 first filed with the SEC on December 21, 2009, and the amendments thereto.

Results of Activities

From Inception on December 19, 2006 to July 31, 2009

Kerrisdale acquired the right to explore the Kerrisdale Property from John Morita, a former officer and director, but did not own any interest in the Kerrisdale Property. Initial geological work on the property was completed in June 2007, but no further exploration had been carried out as of July 31, 2009, due to the lack of funds available to do so.

Since inception, Kerrisdale spent a total of $3,737 on staking and initial geological work on the Kerrisdale Property.

Liquidity and Capital Resources

As of July 31, 2009, Kerrisdale had yet to generate any revenues from its business activities.

In January 2007, Kerrisdale issued 2,000,000 shares of common stock through a private placement pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, to its then officers and directors, John Morita and John Y. L. He, for total consideration of $4,000.00.

In March 2007, Kerrisdale completed a private placement of 1,200,000 restricted shares of common stock to six individuals pursuant to Regulation S and raised $9,600.00.

In July 2007, Kerrisdale completed a private placement of 1,000,000 restricted shares of common stock to 25 individuals pursuant to Regulation S and raised $20,000.

A July 31, 2009, Kerrisdale’s total current assets were $691, all in the form of cash, and its total current liabilities were $8,800, in the form of accounts payable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedule are included in Part III, Item 15 (a) (1) and (2) of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Registrant maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by it in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Registrant’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Registrant’s chief executive officer and chief financial officer concluded that, Kerrisdale’s disclosure controls and procedures were effective to ensure that information required to be included in its periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.

The Registrant’s management assessed the effectiveness of Kerrisdale’s internal control over financial reporting as of July 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment the Registrant’s management believes that, as of July 31, 2009, Kerrisdale’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of Kerrisdale’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by Kerrisdale’s registered public accounting firm pursuant to temporary rules of the SEC.

Changes in Internal Control over Financial Reporting

No changes in Kerrisdale's internal control over financial reporting have come to management's attention during its fiscal quarter ended July 31, 2009 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Limitations on Controls

Management does not expect that the Registrant’s disclosure controls and procedures or internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Registrant have been detected.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

As of September 16, 2009, immediately prior to the closing of the share exchange transaction between Kerrisdale and Renovation, Kerrisdale’s executive officers and directors and their respective ages and positions were as follows:

Name	Age	Position
Houqi Chen	61	President, CEO, CFO, Secretary, Treasurer and Director

Biographical Information

Huoqi Chen

Mr. Huoqi Chen has been Kerrisdale’s director, chief financial officer, principal accounting officer, secretary and treasurer since August 2008, and its president and chief executive officer since September, 2008. Mr. Chen is also currently the president of Beijing Green Source Technology Corp (“Beijing Green Source”) and Beijing CNC Technology Corp (“CNC”).  Beijing Green Source is a wastewater treatment company.  CNC Technology develops composite reverse osmosis membrane technologies for application in the wastewater treatment industries.  Mr. Chen has acted as president for these two companies since 1995.  From May 1992 to August 1995, Mr. Chen served as president of Beijing Yuanquan New Technology Corp.  Mr. Chen received his degree in Industrial Enterprise Management from the Beijing Institute of Economics in 1982.  Mr. Chen also received his degree in Industrial Economy Management from the China Academy of Social Sciences in 1985.

Family Relationships

None

Involvement in Certain Legal Proceedings

None

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires a company’s officers and directors, and persons who own more than 10% of a registered class of such company’s equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, Kerrisdale believes that, as of July 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

Through September 16, 2009, Kerrisdale had not adopted a code of ethics.

Audit Committee Expert

Through September 16, 2009, Kerrisdale did not have an audit committee.  As such, it also did not have an “audit committee financial expert” designated during such periods.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended July 31, 2009 and 2008 by (i) Kerrisdale’s chief executive officer (principal executive officer), (ii) the two most highly compensated executive officers other than its chief executive officer who were serving as executive officers at the end of the fiscal year ended July 31, 2009, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the fiscal year ended July 31, 2009, whose total compensation exceeded $100,000 during such fiscal year ends.

Summary Compensation

SUMMARY COMPENSATION TABLE
Name	Fiscal Year ended July 31,	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Huoqi	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chen (1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John S.	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Morita (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John Yinglong	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
He (3)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
______________________

(1)           Mr. Chen was appointed as Kerrisdale’s president and chief executive officer on September 4, 2008, and as its chief financial officer, treasurer and secretary on August 12, 2008. Mr. Chen resigned from all of these positions on September 17, 2009 in connection with the share exchange transaction between Kerrisdale and Renovation, as disclosed elsewhere in this report.

(2)           Mr. Morita was appointed as Kerrisdale’s president and chief executive officer on December 19, 2006, and resigned from these positions on September 4, 2008. Accordingly, the compensation for Mr. Morita for the fiscal year ended July 31, 2009 reported above reflects up to his date of resignation.

(3)           Mr. He was appointed as Kerrisdale’s chief financial officer, treasurer and secretary on December 19, 2006, and resigned from these positions on August 12, 2008. Accordingly, the compensation for Mr. He for the fiscal year ended July 31, 2009 reported above reflects up to his date of resignation.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of July 31, 2009.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

As of July 31, 2009, Kerrisdale did not have employment agreements with any of its executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of its executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Compensation of Directors

Kerrisdale paid no compensation to its directors for any services provided as a director during the fiscal year ended July 31, 2009. There were no other formal or informal understandings or arrangements relating to compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of September 16, 2009, immediately prior to the closing of the share exchange transaction between Kerrisdale and Renovation. The information in this table provides the ownership information as of such date for (i) each person known by Kerrisdale to be the beneficial owner of more than 5% of Kerrisdale’s common stock; (ii) each of its executive officers and directors; (iii) and such executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 4,200,000 shares outstanding as of September 16, 2009. There are no outstanding options which are exercisable or will be exercisable within 60 days of September 16, 2009.

Name and Address	Number of Shares Beneficially Owned	Percent of Class (1)
Huoqi Chen (2) Floor 8, Xuequan Tower No. 1 Zhichun Road Beijing, PRC 100083	0	0
John S. Morita 145 West 44th Avenue Vancouver, BC V5Y 2V3 Canada	1,000,000	23.81%
John Yinglong He 4620 Coventry Drive Richmond, BC V7C 4R2 Canada	1,000,000	23.81%
All Officers and Directors as a Group (1 total)	0	0

(1)	Unless otherwise noted, the percentage of outstanding shares of common stock is based upon 4,200,000 shares outstanding as of September 16, 2009.

(2)	Mr. Chen was Kerrisdale’s sole officer and director as of September 16, 2009, immediately prior to the closing of the share exchange transaction with Renovation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In January 2007, Kerrisdale issued 1,000,000 shares each to John Morita and John Y.L. He, who were at that time serving as Kerrisdale’s officers and directors.  The total consideration for issuance of such shares was $4,000. The shares were sold in a private placement transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

Director Independence

As of September 16, 2009, immediately prior to the closing of the share exchange transaction between Kerrisdale and Renovation, Kerrisdale’s sole director at that time, Mr. Huoqi Chen, did not qualify as an independent director as determined under the Rule IM-5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Madsen & Associates, CPA’s Inc. (“Madsen”) for audit of Kerrisdale’s financial statements for the fiscal years ended July 31, 2009 and 2008 were $3,625.00 and $3,885.00, respectively.

Audit Related Fees

Madsen did not bill Kerrisdale any amounts for assurance and related services that were related to its audit or review of Kerrisdale’s financial statements during the fiscal years ended July 31, 2009 and 2008.

Tax Fees

Madsen did not bill Kerrisdale any amounts for tax compliance, advice and planning for the fiscal years ended July 31, 2009 and 2008.

All Other Fees

Madsen did not bill Kerrisdale for any products and services other than the foregoing during the fiscal years ended July 31, 2009 and 2008.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following financial statements of Kerrisdale are included in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at July 31, 2009 and 2008

Statement of Operations for the Years Ended July 31, 2009 and 2008 and from December 19, 2006 (date of inception) to July 31, 2009

Statement of Changes in Stockholders’ Equity from December 19, 2006 (date of inception) to July 31, 2009

Statement of Cash Flows for the Years Ended July 31, 2009 and 2008 and from December 19, 2006 (date of inception) to July 31, 2009

Notes to Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation of Kerrisdale (1)
3.2	Certificate of Amendment to Articles of Incorporation of Kerrisdale filed with the Nevada Secretary of State on July 14, 2008 (2)
3.2	Bylaws (1)
3.3	Text of Amendments to the Bylaws (2)
4.1	Specimen of Common Stock Certificate (1)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on November 28, 2007.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC. (formerly known as KERRISDALE MINING CORPORATION)

Date: April 11, 2010	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer
(Principal Executive Officer)

Date: April 11, 2010	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
	Chief Executive Officer and Director	April 11, 2010
/s/ Lei Liu	(Principal Executive Officer)
Lei Liu
	Chief Financial Officer	April 11, 2010
/s/ Bennet P. Tchaikovsky	(Principal Financial and Accounting Officer)
Bennet P. Tchaikovsky

/s/ Li Qi	Secretary and Director	April 11, 2010
Li Qi

/s/ Chong’an Jin	Director	April 11, 2010
Chong’an Jin

/s/ Shike Zhu	Director	April 11, 2010
Shike Zhu

/s/ Yuehai Ke	Director	April 11, 2010
Yuehai Ke

/s/ Marc Thomas Serrio	Director	April 11, 2010
Marc Thomas Serrio

/s/ Shuizhen Wu	Director	April 11, 2010
Shuizhen Wu

/s/ Xiaomeng Yu	Director	April 11, 2010
Xiaomeng Yu

/s/ Bowen Zhao	Director	April 11, 2010
Bowen Zhao

KERRISDALE MINING CORPORATION
Pre-Exploration Stage Company
AUDITED FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED July 31, 2009

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine St. #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
China Jo-Jo Drugstores, Inc.
(formerly Kerrisdale Mining Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Kerrisdale Mining Corporation (pre-exploration stage company) at July 31, 2009 and 2008, and the  related statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2009 and 2008  and the  period  December 19, 2006 (date of inception)  to July 31, 2009.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kerrisdale Mining Corporation (pre-exploration stage company) at July 31, 2009 and 2008, and the  related statements of operations, and  cash flows for the years ended July 31, 2009 and 2008  and the  period  December 19, 2006 (date of inception)  to July 31, 2009  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company   will need additional  working capital  for its planned activity and to service any  debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah
April 6, 2010
s/Madsen & Associates, CPA’s Inc.

KERRISDALE MINING CORPORATION
Pre-Exploration Stage Company
BALANCE SHEETS
July 31, 2009 and 2008

	July 31, 2009	July 31, 2008
ASSETS
CURRENT ASSETS

Cash	$691	$1,606

Total Current Assets	$691	$1,606

LIABILITIES AND STOCKHOLDERS' EQUITY - deficit
CURRENT LIABILITIES

Accounts payable	$8,800	$-

Total Current Liabilities	$8,800	$-

STOCKHOLDERS' EQUITY - deficit
Preferred stock
10,000,000 shares authorized, at $.001 par value, none outstanding	-	-
Common stock
500,000,000 shares authorized, at $.001 par value, 4,200,000 shares issued and outstanding	4,200	4,200
Capital in excess of par value	29,891	29,891
Accumulated deficit during pre-exploration stage	(42,200)	(32,485)

Total Stockholders' Equity	$691	$1,606

The accompanying notes are an integral part of these financial statements

KERRISDALE  MINING CORPORATION
Pre-Exploration  Stage Company
STATEMENT OF OPERATIONS
For the Years Ended July 31, 2009 and 2008
And the Period December 19, 2006 (date of inception) to July 31, 2009

	July 31, 2009	July 31, 2008	Dec 19, 2006 to July 31, 2009

REVENUES	$-	$-	-

EXPENSES

Administrative expenses	9,715	28,748	42,200

NET OPERATING LOSS	$(9,715)	$(28,748)	$(42,200)

NET PROFIT PER COMMON SHARE

Basic and diluted	$-	$(.01)

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000's)	4,200	4,200

The accompanying notes are an integral part of these financial statements

KERRISDALE  MINING CORPORATION
Pre-Exploration  Stage Company
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period December 19, 2006 (date of inception) to July 31, 2009

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit

Balance December 19, 2006	-	$-	$-	$-

Issuance of common stock for cash	4,200,000	4,200	29,891	-

Net operating loss inception to July 31, 2007	-	-	-	(3,737)

Net operating loss for year ended July 31, 2008	-	-	-	(28,748)

Balance July 31, 2008	4,200,000	4,200	29,891	(32,485)

Net operating loss for year ended July 31, 2009	-	-	-	(9,715)

Balance July 31, 2009	4,200,000	$4,200	$29,891	$(42,200)

The accompanying notes are an integral part of these financial statements

KERRISDALE  MINING CORPORATION
Pre-Exploration  Stage Company
STATEMENT OF CASH FLOWS
For the Years Ended July 31, 2009 and 2008
And the Period December 19, 2006 (date of inception) to July 31, 2009

	July 31, 2009	July 31, 2008	Dec 19, 2006 to July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,715)	$(28,748)	$(42,200)

Adjustments to reconcile net loss to net cash provided by operating activities

Changes in accounts payable	8,800	-	8,800

Net Change in Cash from Operations	(915)	(28,748)	(33,400)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	34,091

Net Change in Cash	(915)	(28,748)	691

Cash at Beginning of Period	1,606	30,354	-

Cash at End of Period	$691	$1,606	$691

The accompanying notes are an integral part of these financial statements

KERRISDALE MINING CORPORATION
Pre-Exploration Stage Company
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

1.           ORGANIZATION

Kerrisdale Mining Corporation (the “Company”) was incorporated under the laws of the state of Nevada on December 19, 2006, with authorized common stock of 75,000,000 shares with a par value of $.001. The Company increased the authorized common stock to 500,000,000 shares and added authorized preferred stock of 10,000,000 shares, all with a par value of $.001, on July 14, 2008.  The terms of the preferred shares have not been determined.

The Company was organized for the purpose of acquiring and developing mineral properties.  A mineral claim with unknown reserves had been acquired, although the Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the pre-exploration stage.

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

On July 31, 2009, the Company had a net operating loss available for carry forward of $42,200. The income tax benefit of approximately $13,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2027 through 2029.

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

Advertising and Market Development

Advertising and market development costs are expensed as incurred.

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

3. ACQUISITION OF MINING CLAIMS

The Company was organized for the purpose of exploring and developing the mineral potential of the Kerrisdale Property located in south-central British Columbia, Canada. The Kerrisdale Property consists of 1 Cell claim totaling 369.5 hectares registered on January 29, 2007 with an expiration date of January 29, 2010.

The claim has not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4.  CAPITAL STOCK

During the period from December 19, 2006 (date of inception) to July 31, 2009, the Company issued 4,200,000 shares of common stock in private placements for net proceeds of $ 34,091.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s sole officer- director does not have any of the outstanding common capital stock.

6.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity and to service any future debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investment, which will enable the Company to continue operations for the coming year.

7.  SUBSEQUENT EVENTS

Effective September 17, 2009, the Company entered into a share exchange agreement by issuing 15,800,000 shares of common stock for 100% of the equity ownership in Renovation Investment (Hong Kong) Co., Ltd., a Hong Kong company (“Renovation”). The transaction is treated as a reverse acquisition with Renovation deemed as the accounting acquirer.  The specifics of this transaction are available on the Form 8-K filed with the Securities and Exchange Commission on September 24, 2009.

The name of the Company was changed from “Kerrisdale Mining Corporation” to “China Jo-Jo Drugstores, Inc.” on September 24, 2009, as a result of the foregoing reverse acquisition.

No material subsequent events have been found to the date of this report.