Form 10-Q
period 2010-06-30
CHINA JO-JO DRUGSTORES, INC.
filed 2010-08-16
CIK 1413263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: June 30, 2010

                                       or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

                       Commission File Number: 001-34711

                          CHINA JO-JO DRUGSTORES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                                       98-0557852
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation of            (I.R.S. Employer
                origination)                          Identification Number)

Room 507-513, 5th Floor A Building, Meidu Plaza
Gongshu District, Hangzhou, Zhejiang Province
      People's Republic of China                                  N/A
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

                               +86 (571) 88077078
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated  filer [ ]              Accelerated  filer [ ]

     Non-accelerated  filer [ ]              Smaller  reporting  company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 13,500,002 shares issued and outstanding as of August 9, 2010.

                               TABLE OF CONTENTS

                        TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2010

                                                                                                             Page
PART I     FINANCIAL INFORMATION                                                                                4
Item 1.    Financial Statements (unaudited)                                                                     4
           Consolidated Balance Sheets                                                                          4
           Consolidated Statements of Income and Other Comprehensive Income (unaudited)                         5
           Consolidated Statements of Shareholders' Equity                                                      6
           Consolidated Statements of Cash Flows (unaudited)                                                    7
           Notes to the Consolidated Financial Statements                                                       8
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations               27
Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                          35
Item 4.    Controls and Procedures                                                                             35

PART II    OTHER INFORMATION                                                                                   36
Item 1.    Legal Proceedings                                                                                   36
Item 1A.   Risk Factors                                                                                        36
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                         36
Item 3.    Defaults Upon Senior Securities                                                                     36
Item 4.    Reserved                                                                                            36
Item 5.    Other Information                                                                                   36
Item 6.    Exhibits                                                                                            36
Signatures                                                                                                     39

                 CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q") for China Jo-Jo Drugstores, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                            CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
                                         (FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                                        JUNE 30,         MARCH 31,
                                                                                                          2010             2010
                                                                                                     ---------------   -------------
                                                                                                       (Unaudited)
                                                                                                     ---------------

                                            ASSETS
                                            ------


CURRENT ASSETS
 Cash                                                                                               $    15,774,697   $     801,593
 Restricted cash                                                                                            807,941         746,703
 Accounts receivable, trade                                                                               1,446,093       1,228,294
 Inventories                                                                                              3,963,780       3,770,411
 Other receivables                                                                                          246,484         282,073
 Advances to suppliers                                                                                   10,179,812       6,850,240
 Other current assets                                                                                     1,630,603       1,331,167
                                                                                                    ----------------   -------------
  Total current assets                                                                                   34,049,410      15,010,481
                                                                                                    ----------------   -------------

PROPERTY AND EQUIPMENT, net                                                                               1,326,425       1,186,292
                                                                                                    ----------------   -------------

OTHER ASSETS:
 Long term deposit                                                                                        2,321,115       2,311,661
 Prepaid - noncurrent                                                                                     5,671,660       5,508,963
                                                                                                    ----------------   -------------
  Total other assets                                                                                      7,992,775       7,820,624
                                                                                                    ----------------   -------------

     Total assets                                                                                   $    43,368,610   $  24,017,397
                                                                                                    ================  ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES
 Short term loans                                                                                   $     1,473,000   $     880,200
 Notes payable                                                                                            1,587,026       1,464,241
 Accounts payable, trade                                                                                  3,348,229       2,330,317
 Other payables                                                                                             166,488         225,716
 Other payables - related parties                                                                           880,107         935,000
 Taxes payable                                                                                            1,140,709       1,235,083
 Accrued liabilities                                                                                        439,804         257,091
                                                                                                    ----------------   -------------
  Total current liabilities                                                                               9,035,363       7,327,648
                                                                                                    ----------------   -------------

Purchase option derivative liability                                                                        344,507               -
                                                                                                    ----------------   -------------
  Total liabilities                                                                                       9,379,870       7,327,648
                                                                                                    ----------------   -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Common stock; $0.001 par value; 500,000,000 and 250,000,000 shares authorized; 13,500,002 and 10,000,000 shares issued and outstanding as of June 30, 2010 and March 31, 2010,
  respectively                                                                                               13,500          10,000
 Paid-in capital                                                                                         15,921,489         877,884
 Statutory reserves                                                                                       1,309,109       1,309,109
 Retained earnings                                                                                       17,007,480      14,855,016
 Accumulated other comprehensive loss                                                                      (262,838)       (362,260)
                                                                                                    ----------------   -------------
  Total shareholders' equity                                                                             33,988,740      16,689,749
                                                                                                    ----------------   -------------

     Total liabilities and shareholders' equity                                                     $    43,368,610   $  24,017,397
                                                                                                    ================  ==============

                                    CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
                                  (FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

                          CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                                                     (UNAUDITED)

                                                                                  Three months ended June 30,
                                                                                2010                   2009
                                                                         ------------------- ------------------------
REVENUES                                                                         15,207,428               11,681,464

COST OF GOODS SOLD                                                               10,593,532                8,657,568
                                                                         ------------------- ------------------------

GROSS PROFIT                                                                      4,613,896                3,023,896
                                                                         ------------------- ------------------------

SELLING EXPENSES                                                                    823,358                  477,777
GENERAL & ADMINISTRATIVE EXPENSES                                                   773,762                  365,210
                                                                         ------------------- ------------------------
OPERATING EXPENSES                                                                1,597,120                  842,987
                                                                         ------------------- ------------------------

INCOME FROM OPERATIONS                                                            3,016,776                2,180,909

OTHER INCOME (EXPENSE), NET                                                         (57,532)                   6,635
CHANGE IN FAIR VALUE OF PURCHASE OPTION DERIVATIVE LIABILITY                         57,944                        -
                                                                         ------------------- ------------------------

INCOME BEFORE INCOME TAXES                                                        3,017,188                2,187,544

PROVISION FOR INCOME TAXES                                                          864,724                  588,383
                                                                         ------------------- ------------------------

NET INCOME                                                                        2,152,464                1,599,161

OTHER COMPREHENSIVE INCOME
   Foreign currency translation adjustments                                          99,422                   (1,420)
                                                                         ------------------- ------------------------

COMPREHENSIVE INCOME                                                     $        2,251,886  $             1,597,741
                                                                         =================== ========================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES                              12,653,848                7,900,000
                                                                         =================== ========================

BASIC AND DILUTED EARNING PER SHARE                                      $             0.17  $                  0.20
                                                                         =================== ========================

                                            CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
                                         (FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                    Retained Earnings      Accumulated
                                                   Common Stock                  -----------------------      other
                                                Number of             Paid-in    Statutory                comprehensive
                                                  shares    Amount    capital    reserves   Unrestricted  income/(loss)     Total
                                                ---------- ------- ------------ ---------- ------------- -------------- ------------
BALANCE, March 31, 2009                          7,900,000 $ 7,900 $   669,700  $1,309,109 $   5,033,275 $    (362,437) $ 6,657,547

 Net income                                                                                    1,599,161                  1,599,161
 Foreign currency translation adjustments                                                                       (1,420)      (1,420)

                                                ---------- ------- ------------ ---------- ------------- -------------- ------------
BALANCE, June 30, 2009 (Unaudited)               7,900,000 $ 7,900 $   669,700  $1,309,109 $   6,632,436 $    (363,857) $ 8,255,288
                                                ========== ======= ============ ========== ============= ============== ============

 Shares issued for reorganization on
  September 17, 2009                             2,100,000   2,100      (2,100)                                                   -
 Stock-based compensation                                              202,120                                              202,120
 Shareholder contribution                                                8,164                                                8,164
 Net income                                                                                    8,222,580                  8,222,580
 Foreign currency translation adjustments                                                                        1,597        1,597

                                                ---------- ------- ------------ ---------- ------------- -------------- ------------
BALANCE, March 31, 2010                         10,000,000 $10,000 $   877,884  $1,309,109 $  14,855,016 $    (362,260) $16,689,749
                                                ========== ======= ============ ========== ============= ============== ============

 Issurance of common stock                       3,500,000   3,500  15,446,056                                           15,449,556
 Fractional shares due to the one-for-two
   reverse split                                         2                                                                        -
 Reclassification of purchase option to
   derivative liabilities                                             (402,451)                                            (402,451)
 Net income                                                                                    2,152,464                  2,152,464
 Foreign currency translation adjustments                                                                       99,422       99,422

                                                ---------- ------- ------------ ---------- ------------- -------------- ------------
BALANCE, June 31, 2010 (Unaudited)              13,500,002 $13,500 $15,921,489  $1,309,109 $  17,007,480 $    (262,838) $33,988,740
                                                ========== ======= ============ ========== ============= ============== ============

                                  CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
                                (FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                    Three months ended
                                                                                         June 30,
                                                                               2010                  2009
                                                                        ------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $       2,152,464    $         1,599,161
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                                148,584                121,033
     Stock compensation                                                            40,529                      -
     Change in fair value of purchase option derivative liability                 (57,944)                     -
  Change in operating assets
     Accounts receivable, trade                                                  (211,953)               124,975
     Inventories                                                                 (177,259)                97,471
     Other receivables                                                             36,600                 17,455
     Advances to suppliers                                                     (3,288,775)              (552,270)
     Advances to suppliers - related parties                                            -                (93,389)
     Other current assets                                                        (256,265)              (244,132)
     Long term deposit                                                                  -               (296,553)
     Prepaid rent - noncurrent                                                    (16,938)                     -
  Change in operating liabilities
     Accounts payable, trade                                                    1,004,479               (203,057)
     Other payables and accrued liabilities                                        81,500                  9,195
     Notes payable                                                                116,344                      -
     Taxes payable                                                                (99,041)              (125,237)
                                                                        ------------------   --------------------
       Net cash provided by (used in) operating activities                       (527,675)               454,652
                                                                        ------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                          (127,334)                (7,668)
  Additions to leasehold improvements                                            (315,375)              (170,893)
                                                                        ------------------   --------------------
       Net cash used in investing activities                                     (442,709)              (178,561)
                                                                        ------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Restricted cash                                                                 (57,958)                     -
  Proceeds from equity financing                                               15,449,516                      -
  Proceeds from short-term loans                                                  586,920                      -
  Other payables-related parties                                                  (54,942)                     -
                                                                        ------------------   --------------------
       Net cash provided by financing activities                               15,923,536                      -
                                                                        ------------------   --------------------

EFFECT OF EXCHANGE RATE ON CASH                                                    19,952                   (245)
                                                                        ------------------   --------------------

INCREASE IN CASH                                                               14,973,104                275,846

CASH, beginning of period                                                         801,593                996,302
                                                                        ------------------   --------------------

CASH, end of period                                                     $      15,774,697    $         1,272,148
                                                                        ==================   ====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                $          17,352    $                 -
                                                                        ==================   ====================
  Cash paid for income taxes                                            $         837,658    $           584,945
                                                                        ==================   ====================

                 CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2010
                                  (Unaudited)

Note  1  -  DESCRIPTION  OF  BUSINESS  AND  ORGANIZATION

China Jo-Jo Drugstores, Inc. ("Jo-Jo Drugstores" or the "Company"), was incorporated in Nevada on December 19, 2006, originally under the name "Kerrisdale Mining Corporation." On September 24, 2009, the Company changed its name to "China Jo-Jo Drugstores, Inc." in connection with a share exchange transaction as described below.

On September 17, 2009, the Company completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. ("Renovation HK"), and Renovation HK became a wholly-owned subsidiary of the Company. On the closing date, the Company issued 7,900,000 of its common stock (taking into account the 1-for-2 reverse stock split effected on April 9, 2010) to Renovation HK's stockholders in exchange for 100% of the capital stock of Renovation HK. Prior to the share exchange transaction, the Company had 2,100,000 shares of common stock issued and outstanding (taking into account the 1-for-2 reverse stock split effected on April 9, 2010). After the share exchange transaction, the Company had 10,000,000 shares of common stock outstanding (taking into account the 1-for-2 reverse stock split effected on April 9, 2010) and Renovation HK's stockholders owned 79% of the issued and outstanding shares. The management members of Renovation HK became the directors and officers of the Company. The share exchange transaction was accounted for as a reverse acquisition and recapitalization whereby Renovation HK is deemed to be the accounting acquirer (legal acquiree) and the Company the accounting acquiree (legal acquirer) and, as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Renovation HK (the accounting acquirer), with the assets and liabilities, and revenues and expenses of the Company being included effective from the date of the share exchange transaction. As the share exchange transaction was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The historical financial statements for periods prior to September 17, 2009 are those of Renovation HK except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

Renovation HK was incorporated on September 2, 2008, under the laws of Hong Kong Special Administrative Region ("Hong Kong"). Renovation HK has no substantive operations of its own except for its holding of Zhejiang Jiuxin Investment Management Co., Ltd. ("Jiuxin Management"), its wholly owned subsidiary. Through Jiuxin Management, the Company controls three companies through certain exclusive agreements discussed below, that operate a chain of pharmacies in the People's Republic of China ("PRC" or "China"), namely, Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. ("Jiuzhou Pharmacy"), Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine ("Jiuzhou Clinic") and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. ("Jiuzhou Service", and collectively with Jiuzhou Pharmacy and Jiuzhou Clinic as "HJ Group").

Jiuxin Management was established in the PRC by Renovation HK on October 14, 2008, as a wholly foreign owned enterprise ("WFOE"), with registered capital of $4,500,000. As of June 30, 2010, Renovation HK transferred all registered capital to Jiuxin Management, and Jiuxin Management has no substantive operations of its own except for entering into certain exclusive agreements with HJ Group and performing its obligations thereunder.

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

Jiuzhou Service is a PRC limited liability company established in Zhejiang Province on November 2, 2005 with registered capital of RMB 500,000 ($60,500). It is engaged in providing medical-related management consulting services in the PRC.

On April 7, 2010, Jiuzhou Pharmacy was granted an Internet Pharmaceutical Transaction Sevice Qualification Certificate ( the "Certificate") by the State Food and Drug Administration of Zhejiang Province. The Certificate allows Jiuzhou Pharmacy to engage in online retail pharmaceutical sales throughout the PRC.

All three HJ Group companies have been under the common control of the same three owners (the "Owners") since their respective establishment dates, pursuant to agreements amongst the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among the three HJ Group companies in accordance with the guidance of definition of common control accounting standard. Operationally, the Owners have operated the three HJ Group companies in conjunction with one another since each company's respective establishment date. Each HJ Group company holds the licenses and approvals necessary to operate its business in China.

The paid-in capital of all three HJ Group companies was funded by the majority shareholders of Renovation HK. PRC law currently has limits on foreign ownership of companies in certain industries, including those of HJ Group. To comply with these foreign ownership restrictions, on August 1, 2009, Jiuxin Management entered into following exclusive agreements with HJ Group and the Owners (collectively the "Contractual Arrangements").

The Company has concluded that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are each a Variable Interest Entity (VIE) and that the Company's wholly owned subsidiary, Jiuxin Management, absorb a majority of the risk of loss from the activities of these three companies, and enables the Company, through Jiuxin Management, to receive a majority of their respective expected residual returns. Such conclusion is based on the terms of the Contractual Arrangements as follows:

(1) Under the Consulting Services Agreement, Jiuxin Management will provide exclusive consulting and services to HJ Group for a quarterly fee in the amount of each HJ Group company's quarterly net income after tax. The Company has the right to receive the expected residual gains of each HJ Group company, and there is no cap on such expected residual gains. The Company is also obligated to absorb the risk of loss from the activities of each HJ Group company. The Company is not protected from such risk of loss and is not guaranteed a return by HJ Group or by other parties involved with HJ Group. The consulting services agreement shall remain in effect for the maximum period of time permitted by law, unless sooner terminated by Jiuxin Management or if either Jiuxin Management or an HJ Group company becomes bankrupt or insolvent, or otherwise dissolves or ceases business operations.

(2) Under the Equity Pledge Agreement, the Owners have pledged their rights, title and equity interest in HJ Group as security for Jiuxin Management to collect its fees from each HJ Group company under the Consulting Services Agreement. On May 18, 2010, all the owners effectively completed the registration of their equity pledge to Zheijiang Management Co., Ltd.

(3) Under the Operating Agreement, Jiuxin Management has exclusive authority of all decision-making relating to HJ Group's ongoing major operations, including establishing compensation levels and hiring and firing key personnel. In order to ensure HJ Group's normal operation, Jiuxin Management agrees to act as the guarantor for HJ Group in any contract, agreement or transaction with third parties relating to HJ Group's operations, and to guarantee HJ Group's performance of such contract, agreement or transaction. As a counter guarantee, each HJ Group company agrees to pledge all of its assets including receivables to Jiuxin
     Management which have not been pledged to any third parties at the execution date of this agreement. The operating agreement shall remain in effect unless terminated by Jiuxin Management.

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

As a result of the Contractual Arrangements, which obligate the Company to absorb all of the risk of loss from HJ Group's activities and enable the Company to receive all of HJ Group's expected residual returns, the Company accounts for each HJ Group company as a variable interest entity ("VIE") under Financial Accounting Standards Board (FASB)'s accounting standard. Accordingly, the financial statements of HJ Group are consolidated into the financial statements of the Company.

Note  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The  reporting  entities
------------------------

The Company's consolidated financial statements of reflect the activities of the Company and the following subsidiary and VIEs:

                                              Percentage of
Subsidiaries           Incorporated in        Ownership
-----------------  -------------------------  --------------------------------
Renovation HK            Hong Kong            100%
Jiuxin Management           PRC               100%
Jiuzhou Pharmacy            PRC               VIE by Contractual Arrangements
Jiuzhou Clinic              PRC               VIE by Contractual Arrangements
Jiuzhou Service             PRC               VIE by Contractual Arrangements

Basis  of presentation and consolidation
----------------------------------------

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries and its VIEs. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

Consolidation  of  variable  interest  entities
-----------------------------------------------

In accordance with the consolidation of Variable Interest Entities standards, variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The Company has concluded that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are each a VIE and that the Company's wholly owned subsidiary, Jiuxin Management, absorb a majority of the risk of loss from the activities of these three companies, and enable the Company, through Jiuxin Management, to receive a majority of their respective expected residual returns. Such conclusion is based on the terms of the Contractual Arrangements as described in Note 1.

Accordingly,  the  Company  accounts for each of these three companies as a VIE.

Additionally, as the three HJ Group companies are under common control, the consolidated financial statements have been prepared as if the transactions had occurred retroactively as to the beginning of the reporting period of these consolidated financial statements.

Control is defined under the accounting standard defining common control as "an individual, enterprise, or immediate family members who hold more than 50 percent of the voting ownership interest of each entity." Because Lei Liu, Li Qi, and Chong'an Jin collectively own 100% of HJ Group and have agreed to vote their interests in concert since the establishment of each HJ Group company as memorialized in a voting agreement, the Company believes that these three individuals collectively have control of HJ Group in accordance with EITF 02-05. Accordingly, the Company believes that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service were constructively held under common control by Jiuxin Management as of the time the Contractual Agreements were entered into, establishing Jiuxin Management as their primary beneficiary. Jiuxin Management, in turn, is owned by Renovation HK.

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

Use  of  estimates
------------------

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

Fair  values  of  financial  instruments
----------------------------------------

The accounting standards regarding fair value of financial instruments and related fair value measurements defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables, payables, notes payables and short term loans qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

     -- Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

     -- Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

     -- Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

In connection with the public offering of the Company's common stock that closed on April 28, 2010, the Company agreed to issue its underwriters, Madison Williams and Company and Rodman & Renshaw, LLC, an option for $100 to purchase up to a total of 105,000 shares of common stock (3% of the shares sold) at $6.25 per share (125% of the price of the shares sold in the offering). The option is exercisable commencing on October 23, 2010 and expires on April 22, 2015.

The Company is treating the common shares underlying the option as a derivative liability as the strike price of the option is denominated in U.S. dollars, a currency other than the Company's functional currency, the Chinese RMB. As a result, the option is not considered indexed to the Company's own stock, and as such, all future changes in the fair value of the option are recognized currently in earnings until such time as the option is exercised or expired.

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 option liability to recognize the option's fair value. The Company recognized a gain of $57,944 from the change in fair value of option liability for the three months ended
June  30,  2010.  There  was  no  option  outstanding  as  of  March  31,  2010.

This option does not trade in an active securities market, and as such, the Company estimates the fair value of this option using the Black-Scholes Option Pricing Model ("Black-Scholes Model") on the date that the option was originally issued and as of June 30, 2010 using the following assumptions:

                                  Underwriter Purchase Option (1)
                                   June 30,         April 22,
                                     2010             2010
                                  (Unaudited)      (Unaudited)
                                  ------------- -------------------
Stock price                       $      4.20   $            4.78
Exercise price                    $      6.25   $            6.25
Annual dividend yield                       0%                  0%
Expected term (years)                    4.81                5.00
Risk-free interest rate                  1.79%               2.57%
Expected volatility                       120%                120%

(1) As of June 30, 2010, the option to purchase 105,000 had not been exercised. The option cannot be exercised until October 23, 2010.

Expected volatility is based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the option. The Company believes this method produces an estimate that is representative of future volatility over the expected term of this option. The Company has no reason to believe future volatility over the expected remaining life of this option is likely to differ materially from historical volatility. The expected life is based on the remaining term of the option. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the option.

As required by the FASB's accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair values option liability were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The fair value of the 105,000 shares underlying the option outstanding as of June 30, 2010 was determined using the Black-Scholes Model, defined in the FASB's accounting standard of fair value measurement as level 2 inputs, and the Company recorded the change in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2010:

                                                      Carrying Value at    Fair Value Measurement at
                                                          June 30,                  June 30,
                                                            2010                      2010
                                                      -----------------  ------------------------------
                                                                         Level 1    Level 2    Level 3
                                                                         ---------  --------  ---------
Purchase option derivative liability (unaudited)          $ 344,507      $    --    $344,507  $      --


Revenue  recognition
--------------------

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

The Company's revenue is net of value added tax ("VAT") collected on behalf of PRC tax authorities in respect of the sale of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the balance sheet until it is paid to the relevant PRC tax authorities.

Cash
----

Cash  consists  of  cash  on  hand,  cash  in  the drugstores and cash at banks.

Restricted  cash
----------------

The Company's restricted cash consists of cash in a bank as security for its notes payable. The Company has notes payable outstanding with the bank and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. The notes payable are generally short term in nature due to their short maturity period of six to nine months; thus, restricted cash is classified as a current asset. As of June 30, 2010, restricted cash and notes payable amounted to $807,941 and $1,587,026, respectively. As of March 31, 2010, restricted cash and notes payable amounted to $746,703 and $1,464,241, respectively.

Accounts  receivable
--------------------

Accounts receivable represent amounts due from banks relating to retail sales that are paid or settled by the customers' debit or credit cards, amounts due from government social security bureaus relating to retail sales of drugs, prescription medicine, and medical services that are paid or settled by the customers' medical insurance cards, and amounts due from non-retail customers for sales of merchandise.

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. Historically, the amount of bad debt write-off has been immaterial and the Company has been able to collect substantially all amounts due from these parties. At June 30, 2010 and March 31, 2010, management concluded all amounts are collectible and allowance for doubtful accounts was not deemed necessary.

Inventories
-----------

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

Property  and  equipment
------------------------

Property and equipment are stated at cost, net of accumulated depreciation or amortization. Depreciation is calculated on the straight-line method over the following estimated useful lives of the assets, taking into consideration the assets' estimated residual value. Leasehold improvements are amortized over the shorter of lease term or remaining lease period of the underlying assets. Following are the estimated useful lives of the Company's other property and equipment:


                                                          Estimated Useful Life
                                                          ---------------------
Leasehold improvements                                               3-10 years
Motor vehicles                                                          5 years
Office equipment & furniture                                          3-5 years

Maintenance,  repairs  and  minor  renewals  are charged to expense as incurred.
Major  additions  and  betterment  to  property  and  equipment are capitalized.

Impairment  of  long  lived  assets
-----------------------------------

The Company evaluates long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the asset's net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of June 30, 2010 and March 31, 2010, there was no impairment.

Income  taxes
-------------

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company's financial statements. There were no deferred tax amounts at June 30, 2010 and March 31, 2010.

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

Value  Added  Tax  (VAT)
------------------------

Sales  revenue  represents the invoiced value of goods, net of a value-added tax
(VAT). All of the Company's products are sold in the PRC are subject to a Chinese value-added tax on the gross sales price. The value-added tax rate vary from 0% to 17%, depending on the type of products sold. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded VAT payable and VAT receivable net of payments in the accompanying financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Stock  Based  Compensation
--------------------------

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB's accounting standards regarding accounting for stock-based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by these accounting standards. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Advertising  and  promotion  costs
----------------------------------

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs amounted to $39,419 and $97,432 for the three months ended June 30, 2010 and 2009, respectively. Advertising costs consist primarily of print and television advertisements.

Pre-opening  costs
------------------

Expenditures related to the opening of new drugstores, other than expenditures for property and equipment, are expensed as incurred.

Vendor  allowances
------------------

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

For the three months ended June 30, 2010 and 2009, the Company recognized vendor allowances of $269,979 and $46,802 in cost of goods sold, respectively.

Distribution  costs
-------------------

Distribution   costs  represent  the  costs  of  transporting  merchandise  from warehouse to stores. These costs are expensed as incurred and are included in sales, marketing and other operating expenses.

Operating  leases
-----------------

The Company leases premises for retail drugstores, warehouse, offices, and land under non-cancelable operating leases. Operating lease payments are expensed on a straight-line basis over the term of lease. A majority of the Company's retail drugstore leases have a 3 to 10-year term with a renewal option upon the expiration of the lease. The Company has historically been able to renew a majority of its drugstores leases. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. Land leased from government is amortized on a straight-line basis over a 30-year term.

Commitments  and  contingencies
-------------------------------

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Historically, the Company has experienced no product liability or malpractice claims.

Foreign  currency  translation
------------------------------

The Company uses the United States dollar ("U.S. dollars" or "USD") for financial reporting purposes. The Company's subsidiaries and VIEs maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, the Company translates the subsidiaries' and VIEs' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the subsidiaries' and VIEs' financial statements are recorded as accumulated other comprehensive income.

The accounting standard, "Reporting Comprehensive Income", requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's accumulated other comprehensive income and loss only consist of changes in foreign currency exchange rates. Accumulated other comprehensive loss in the statement of shareholders' equity amounted to $262,838 and $362,260 as of June 30, 2010 and March 31, 2010, respectively. The balance sheet amounts with the exception of equity at June 30, 2010 and March 31, 2010 were translated at 1 RMB to $0.14730 USD and at 1 RMB to $0.14670 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2010 and 2009 were at 1 RMB to $0.14673 USD and at 1 RMB to $0.14663 USD, respectively.

Concentrations  and  credit  risk
---------------------------------

The Company's operations are all carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company balances at financial institutions located in Hong Kong and China. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of June 30, 2010 and March 31, 2010, the Company had deposits totaling $4,884,053 and $1,533,175 that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the three months ended June 30, 2010 and 2009, all of the Company's sales and purchases arose in the PRC. No major customers accounted for more than 10% of the Company's total revenues for the three months ended June 30, 2010 and 2009, respectively.

For the three months ended June 30, 2010, two vendors collectively accounted for 32% of the Company's total purchases and 26% of total inventory prepayment. For the three months ended June 30, 2009, two vendors collectively accounted for 30% of the Company's total purchases and 1% of total accounts payable.

Recently  issued  accounting  pronouncements
--------------------------------------------

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company adopted this standard and the standard did not have material effect on the Company's consolidated financial statements.

In  December,  2009,  FASB  issued  ASU  No.  2009-17, Improvements to Financial
Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated statements.

In January 2010, FASB issued ASU No. 2010-02 - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on its consolidated statements.

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosures standards, except for the disclosures to be adopted for fiscal year beginning after December 15, 2010, and the adoption of this ASU did not have a material impact on its consolidated financial instruments.

In  February  2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855):
Amendments to Certain Recognition and Disclosure Requirements," or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In April 2010, the FASB issued Accounting Standards Update 2010-13, "Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a material impact on its consolidated financial statements.

Reclassification
----------------

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income.

Note  3  -  OTHER  CURRENT  ASSETS

Other  current  assets  consist  of  the  following:

                                                         June 30,
                                                           2010               March 31,
                                                       (unaudited)              2010
                                                   --------------------- -------------------
Prepaid rental expense                             $          1,352,933  $         1,205,881
Lease rights transfer fees (1)                                  100,330               92,021
Prepaids and other assets                                       177,340               33,265
                                                   --------------------- -------------------
   Total                                           $          1,630,603  $         1,331,167
                                                   ===================== ===================

(1) Lease rights transfer fees are money paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 4 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2010 and March 31, 2010 consisted of the following:

                                                                     June 30,
                                                                       2010       March 31,
                                                                    (unaudited)      2010
                                                                    ------------ ------------
Leasehold improvements                                              $ 2,755,828  $  2,588,627
Office equipment and furniture                                          509,717       379,668
Motor vehicles                                                          162,665       162,665
                                                                    ------------ ------------
Total                                                                 3,428,210     3,130,960
Less: Accumulated depreciation and amortization                       2,101,785     1,944,668
                                                                    ------------ ------------
Property and equipment, net                                         $ 1,326,425  $  1,186,292
                                                                    ============ ============

Total depreciation expense for property and equipment for the three months ended June 30, 2010 and 2009 was $148,584 and $121,033, respectively. No depreciation expense was included in cost of goods sold for the periods presented because the Company's business does not involve manufacturing of merchandise and the amount of depreciation of property and equipment utilized in acquiring, warehousing and transporting merchandise to locations ready for sale is not material.

Note 5 - ADVANCES TO SUPPLIERS

Advances to suppliers is money deposited or advanced to outside vendors for future inventory purchases. Most of the Company's vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest. As of June 30, 2010 and March 31, 2010, advances to suppliers amounted to $10,179,812 and $6,850,240, respectively.

Note  6  -  LONG  TERM  DEPOSITS

Long term deposits includes money deposited or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company's landlords require a minimum of six months' rent being paid up front plus additional deposits. As of June 30, 2010 and March 31, 2010, long term deposit for retail leases amounted to $2,321,115 and $2,311,661, respectively.

Note  7  -  PREPAID  -  NONCURRENT

Prepaid  -  noncurrent  consist  of  the  following:


                                                                     June 30,
                                                                       2010       March 31,
                                                                   (unaudited)      2010
                                                                   ------------- -----------
Prepayment for lease of land use right - noncurrent (1)            $  4,234,875  $ 4,254,300
Prepayment for new entity (2)                                         1,031,100    1,026,900
Prepayment for construction                                             159,986            -
Lease rights transfer fees-noncurrent                                   205,728      227,763
Prepaids and other assets                                                39,971            -
                                                                    ------------- ----------
   Total                                                           $  5,671,660  $ 5,508,963
                                                                   ============= ===========

(1) Prepayment for lease of land use right is a payment made to a local government in connection with entering into a 30-year operating land lease agreement. As of June 30, 2010 and March 31, 2010, the balance amounted to $4,234,875 and $4,254,300, respectively.

(2) In connection with the same lease agreement, the Company prepaid $1,031,100 (RMB 7,000,000) to establish a new entity, Hangzhou Jiuxin QianHong Agriculture Development Ltd. On August 10, 2010, the entity was established with registered capital of $1,480,000 (RMB 10,000,000).

Note  8  -  STATUORY  RESERVE

Statutory reserves represent restricted retained earnings. Based on their legal formation, all PRC entities are required to set aside 10% of their net incomes as reported in their statutory accounts on an annual basis to the Statutory Surplus Reserve Fund (the "Reserve Fund"). Once the total set-aside in the
Reserve Fund reaches 50% of an entity's registered capital, further appropriations are discretionary. The Reserve Fund can be used to increase the entity's registered capital upon approval by relevant government authorities and to eliminate its future losses under PRC GAAP upon a resolution by its board of directors. The Reserve Fund is not distributable to shareholders except in the event of liquidation.

Appropriations to the above statutory reserves are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three months ended June 30, 2010 and 2009, the Company made total appropriations to these statutory reserves of $0 and $0, respectively. The Company fulfilled the 50% registered capital requirement as of March 31, 2009. Therefore, during the three months ended June 30, 2010 and 2009, no additional appropriations to the statutory reserves were made from unrestricted earnings.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Company does not do so. These statutory reserves are not distributable as cash dividends.

Note  9  -  TAXES

Income  Tax
-----------

The Company is registered in Nevada whereas its subsidiary, Renovation HK, is registered in Hong Kong, and conducts all of its business through Renovation HK's subsidiary, Jiuxin Management, and the three PRC VIEs, Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service. Jiuxin Management and the VIEs are subject to PRC tax laws.

Beginning January 2008, the Chinese Enterprise Income Tax ("EIT") law replaced China's former income tax laws. The standard EIT rate of 25% replaced the 33% rate previously applicable to PRC enterprises. Therefore, starting from January 2008 Jiuzhou Pharmacy has been subject to an effective tax rate of 25%.

Jiuzhou Clinic and Jiuzhou Service are subject to the regular income tax rate of 25% in calendar year 2009 and 2010.

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income tax were incurred during the three months ended June 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The following table reconciles the U.S. statutory tax rates to the Company's effective tax rate for the three months ended June 30, 2010 and 2009 (unaudited):

                                                                          2010       2009
                                                                     ---------- ----------
U.S. Statutory rates                                                        34%        34%
Foreign income not recognized in USA                                       (34)       (34)
China income taxes                                                          25         25
Other (a)                                                                    4          2
                                                                     ---------- ----------
Effective tax rate                                                          29%        27%
                                                                     ---------- ----------

     (a) The 4% and 2% for the three months ended June 30, 2010 and 2009, respectively, represents the expenses incurred by the Company that were not subject to PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2010. As of June 30, 2010, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $379,000 which may be available to reduce future years' taxable income. These carryforwards will expire, if not utilized by 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company's limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2010. The valuation allowance at June 30, 2010 was $129,000. The Company's management reviews this valuation allowance periodically and makes adjustments as necessary. The Company had no net operating loss as of March 31, 2010.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $15,513,643 as of June 30, 2010, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.


Value  Added  Tax
-----------------

Sales of products are subject to VAT ranging from 0% to 17%. VAT on sales and on purchases amounted to $2,454,477 and $1,987,825 for the three months ended June 30, 2010, respectively, and $1,894,552 and $1,461,063 for the three months ended June 30, 2009, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes  payable  at  June 30, 2010 and March 31, 2010 consisted of the following:

                                                                     June 30,
                                                                        2010      March 31,
                                                                    (unaudited)     2010
                                                                    ------------ -----------
VAT                                                                 $   252,238  $   341,989
Income tax                                                              856,435      875,868
Others                                                                   32,036       17,226
                                                                    ------------ -----------
Total taxes payable                                                 $ 1,140,709  $ 1,235,083
                                                                    ============ ===========

Note 10 - SHORT TERM LOANS

Short term loans represent amounts due to various banks and are normally due on demand or within one year. These loans generally can be renewed with the banks. Short term bank loans at June 30, 2010 and March 31, 2010, consisted of the following:

                                                                June 30, 2010      March 31,
                                                                  (unaudited)         2010
                                                               ------------------ -----------
Two loans with Hangzhou Bank, due September 2010 with annual interest at 4.86%, secured by the personal properties of
 certain of the Company's shareholders                         $       1,178,400   $  586,800
Hangzhou Bank, due July 2010 with annual interest at 4.86%,
 secured by the personal properties of certain of the
 Company's shareholders                                                  294,600      293,400
                                                               ------------------ -----------
Total                                                          $       1,473,000   $  880,200
                                                               ================== ===========

All short term loans were repaid subsequently to June 30, 2010. Interest expense for the three months ended June 30, 2010 and 2009 amounted to $17,352 and $18,211, respectively.

Note  11  -  POSTRETIREMENT  BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage of an employee's current compensation as required by the local government. The Company contributed $13,076 and $15,429 in employment benefits and pension during the three months ended June 30, 2010 and 2009, respectively.

Note  12  -  RELATED  PARTY  TRANSACTIONS  AND  ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

                                                                        June 30,
                                                                          2010       March 31,
                                                                       (unaudited)     2010
                                                                      ------------- -----------
Amount due to directors (1):                                          $    880,107  $   935,000
                                                                      ============= ===========

(1) As of June 30, 2010 and March 31, 2010, amount due to directors represents contributions from Li Qi ,Chong'an Jin, and Lei Liu to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements. Such contributions are to be returned to these directors upon demand.

Note  13  -  EARNINGS  PER  SHARE  and  CAPITAL  TRANSACTIONS

Stock-based  compensation
-------------------------

On September 1, 2009, pursuant to agreements entered on July 30, 2009, shareholders of Renovation HK sold shares of Renovation HK to service providers including the Company's chief financial officer and legal counsel which shares, after the share exchange transaction between the Company and Renovation HK on September 17, 2009, collectively represented 2.50% of the Company's issued and outstanding common stock.

Using the fair value of services provided as of March 31, 2010, the Company estimated that the total stock compensation expense to be recognized from these transactions was $202,120. The Company recognized $126,325 as stock compensation expense for the year ended March 31, 2010. The remaining $75,795 was applied to accrued legal fees, which were expensed during the year ended March 31, 2009.

On March 15, 2010, the Company agreed to issue 6,897 shares (taking into account the 1-for-2 reverse stock split effected on April 9, 2010) of restricted common stock to a director. The shares are to be issued in quarterly installments beginning on March 31, 2010, and $9,976 was recorded as director compensation expense for the three months ended June 30, 2010.

On April 9, 2010, the Company effected a 1-for-2 reverse split of its issued and outstanding common shares and a proportional reduction of its authorized common shares. Therefore, all share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2 reverse stock split.

On May 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel, and $3,744 was recorded as service compensation expense for the three months ended June 30, 2010.

On May 14, 2010, the Company entered into an agreement pursuant to which the Company agreed to issue 10,000 shares of restricted common stock to its chief financial officer upon the adoption of a stock incentive plan (the "Plan"). The shares are to vest in five installments and distributed to the chief financial officer at the end of the agreement's term, and $8,169 was recorded as officer compensation expense for the three months ended June 30, 2010.

The Company also agreed under the agreement to issue 4,000 shares of restricted common stock from the Plan as a bonus to its chief financial officer and $18,640 was recorded as compensation expense for the three months ended June 30, 2010.

Shareholders  Contribution
--------------------------

On June 8, 2009, the three Owners of Jiuzhou Pharmacy acquired 100% equity interests of Kuaileren Pharmacy Co., Ltd. ("Kuaileren") from its owner for stock consideration. On August 21, 2009, the three Owners contributed their 100% equity interests of Kuaileren to Jiuzhou Pharmacy, and Kuaileren became a wholly-owned subsidiary of Jiuzhou Pharmacy. The registered capital of Kuaileren is $15,000 (RMB 100,000). The transfer of the equity interest has been treated as a contribution to owner's equity and has been valued at $8,164, the estimated fair value of the equity interest transferred.

Earnings  per  share
--------------------

The Company reports earnings per share in accordance with the provisions of FASB's related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation:

                                                                       Three Months Ended
                                                                            June 30,
                                                                       2010           2009
                                                                    (unaudited)   (unaudited)
                                                                    ------------ --------------

Net income for earnings per share                                   $ 2,152,464  $    1,599,161
Weighted average shares used in basic computation
Basic and diluted                                                    12,653,848       7,900,000
Earnings per share
                                                                    ------------ --------------
Basic and diluted                                                   $      0.17  $         0.20

For the three months ended June 30, 2010, 105,000 shares underlying the outstanding purchase option were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the three months ended June 30, 2009, there was no purchase option outstanding.

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2 reverse stock split effected on April 9, 2010.

Note  15  -  SEGMENTS

The Company sells prescription and over-the-counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, Chinese herbs, dietary supplement, medical instruments and sundry items. The class of customers, selling practice and distribution process are the same for all products. The Company's chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by the accounting standard, "Disclosures about Segments of an Enterprise and Related Information," the Company considers itself to be operating within one reportable segment.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB's accounting standard, the Company's net revenue from external customers by main segment is as follows:

                                                                         Three Months Ended
                                                                              June 30,
                                                                          2010         2009
                                                                      (unaudited)  (unaudited)
                                                                      ------------ ------------

Prescription Drugs                                                    $ 6,162,598  $  4,498,498
Over-The-Counter (OTC) Drugs                                            5,441,859     2,560,209
Nutritional Supplements                                                 1,731,081       525,937
Traditional Chinese Medicine Products                                   1,290,891     1,230,105
Sundry Products                                                           371,263     2,592,740
Medical Devices                                                           209,736       273,975
                                                                      ------------ ------------
Total                                                                 $15,207,428  $ 11,681,464
                                                                      ============ ============

Note  16  -  COMMITMENTS  AND  CONTINGENCIES

Operating  lease  commitments
-----------------------------

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to the accounting standard. The Company has entered into various tenancy agreements for its store premises and for the land that it has leased from a local government to be used potentially for the cultivation of Chinese medicinal herbs.

One of the Company's retail spaces and its corporate office are leased from Lei Liu, a director of the Company, under long-term operating lease agreements from August 2008 to August 2010 and from January 2008 to March 2012, respectively. The rent expense for the retail space and the corporate office are $406,814 and $42,531 for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, rent paid to Mr. Liu amounted to $44,190 and $0, respectively.

The Company's commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Years ending March 31,                                                Amount
--------------------------------------------------------------------- ----------
2011                                                                  $1,411,140
2012                                                                   1,698,291
2013                                                                   1,477,275
2014                                                                   1,235,845
2015                                                                     844,088
Thereafter                                                               853,504

Rental expense for the three months ended June 30, 2010 and 2009 amounted to $432,428 and $257,454, respectively.

As of June 30, 2010 and March 31, 2010, prepayment on retail spaces and corporate office rental expense amounted to $1,352,934 and $1,205,881, respectively.

Logistics  Services  Commitments
--------------------------------

The Company renewed its agreement for logistics services ("Logistics Agreement") with Zhejiang Yingte Logistics Co., Ltd. ("Yingte") to provide logistics and other related services from January 1, 2010 to December 31, 2010. Pursuant to the Logistics Agreement, Yingte accepts goods from the Company's suppliers, stores the goods and then delivers the goods to the Company's store locations as directed by the Company, and the Company is required to pay Yingte 1% of the purchase price of the delivered goods. The Company is obligated to pay a minimum of RMB 2,900,000 annually (1% of RMB 290 million, the total minimum amount of goods to be delivered under the Logistics Agreement).

As of June 30, 2010 and March 31, 2009, the Company did not have any contingent liabilities.

Legal  Proceedings
------------------

In December 2009, Jiuzhou Pharmacy filed suit against The Ventana Group, LLC and Michael Hom in the California Superior Court for the County of San Mateo, alleging breach of contract of an agreement entered into with the defendants in 2008 and seeking damages of $25,000. The suit was subsequently amended to remove Michael Hom as a defendant. In May 2010, Jiuzhou Pharmacy sought for default judgment against the defendants, which was granted on July 14, 2010. Jiuzhou Pharmacy is in the process of executing the judgment against The Ventana Group, LLC.

Note  17  -  SUBSEQUENT  EVENT

In connection with the land use right lease agreement with a local government, Hangzhou Jiuxin Qianhong Agriculture Development Co., Ltd. ("Qianhong") was established with registered capital of $1,480,000 (RMB 10,000,000) on August 10, 2010. As of June 30, 2010, the Company prepaid $1,031,100 (RMB 7,000,000) of registered capital (Note 7), and the remaining $444,000 (RMB 3,000,000) of registered capital was contributed on August 9, 2010.

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may", "will", "could", "expect", "anticipate", "intend", "believe", "estimate", "plan", "predict", and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of the Company's current report on Form 8-K filed with the SEC on September 24, 2009. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See "Exchange Rates" below for information concerning the exchanges rates at which Renminbi ("RMB") were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

Overview

     China Jo-Jo Drugstores, Inc. ("Jo-Jo Drugstores" or the "Company") was incorporated in Nevada on December 19, 2006, originally under the name Kerrisdale Mining Corporation. On September 24, 2009, The Company changed its name to "China Jo-Jo Drugstores, Inc." in connection with the share exchange transaction described below.

     On September 17, 2009, the Company completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. ("Renovation"), a Hong Kong company, and Renovation became a wholly-owned subsidiary of the Company. On the closing date, the Company issued 7,900,000 of its common stock to the stockholders of Renovation in exchange for 100% of the capital stock of Renovation. Prior to the share exchange transaction, the Company had 2,100,000 shares of common stock issued and outstanding. After the share exchange transaction, the Company had 10,000,000 shares of common stock issued and outstanding, of which 79% were owned by the stockholders of Renovation. The management members of Renovation became the directors and officers of the Company. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Renovation (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction.

     Renovation is a holding company that, through its wholly-owned PRC subsidiary, Zhejiang Jiuxin Investment Management Co., Ltd. ("Jiuxin Management"), controls the three HJ Group companies in the PRC, namely Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. ("Jiuzhou Pharmacy"), Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine General Partnership ("Jiuzhou Clinic"), and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. ("Jiuzhou Service", and with Jiuzhou Pharmacy and Jiuzhou Clinic collectively as "HJ Group"), by a series of contractual arrangements. All of our business operations are carried out by HJ Group.

Developments  during  the  Quarter

     On  April  7,  2010,  Jiuzhou Pharmacy became the first company in Zhejiang
Province to be granted an Internet Pharmaceutical Transaction Service Qualification Certificate (the "Certificate") by the State Food and Drug Administration of Zhejiang Province. The Certificate allows Jiuzhou Pharmacy to engage in online retail pharmaceutical sales throughout the People's Republic of China.

     On April 9, 2010, the Company effected a 1-for-2 reverse split of its issued and outstanding common shares and a proportional reduction of its authorized common shares.

     On  April  28,  2010, the Company completed a registered public offering of
3.5 million shares of common stock at a price of $5.00 per share, with gross proceeds to the Company of approximately $17.5 million, prior to deducting underwriting discounts, commissions and offering expenses.

     On May 18, 2010, the three owners of Jiuzhou Pharmacy completed the registration of their pledge obligations under the Equity Pledge Agreement, which is a part of the contractual arrangements, with the local State Administration of Industry and Commerce.

     In connection with the 30-year lease that we entered into in February 2010 with The People's Government of Qianhong Village in Lin'an, Zhejiang Province, we have established Hangzhou Jiuxin Qianhong Agriculture Development Co., Ltd. ("Qianhong") as a wholly-owned subsidiary of Jiuxin Management with registered capital of RMB 10 million (approximately $1.48 million) on August 10, 2010. RMB 7 million (approximately $1,031,100) of the registered capital was prepaid as of June 30, 2010, and the balance of RMB 3 million (approximately $444,000) was paid on August 9, 2010.

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

Revenue  recognition
--------------------

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

     Our revenue is net of value added tax ("VAT") collected on behalf of tax authorities in respect of the sale of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the balance sheet until it is paid to the tax authorities.

Vendor  allowances
------------------

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

Depreciation  and  Amortization
-------------------------------

     Our non-current assets include property and equipment, leasehold improvements, long term deposits, and long term prepayment. We depreciate our equipment assets using the straight-line method over the estimated useful lives of the assets. We make estimates of the useful lives of the equipment (including the salvage values), in order to determine the amount of depreciation expense to be recorded during any reporting period. We amortize leasehold improvements of our retail drugstores and other business premises over the shorter of lease term or remaining lease periods. Our leases have a three to ten year term. We estimate the useful lives of our other property and equipment at the time we acquire the assets based on our historical experience with similar assets as well as anticipated technological and other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, we may shorten the useful lives assigned to these assets as appropriate, which will result in the recognition of increased depreciation and amortization expense in future periods. There has been no change to the estimated useful lives and salvage values during the three months ended June 30, 2010 and 2009.

Impairment  of  Long-Lived  Assets
----------------------------------

     We evaluate our long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the asset's net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on our review, we believe that, as of June 30, 2010, there was no impairment.

Inventories
-----------

     We state our inventory at the lower of cost or market. Cost is determined using the weighted average cost method. Market is the lower of replacement cost or net realizable value. We carry out physical inventory counts on a monthly basis at each store and distribution location to ensure that the amounts reflected in the consolidated financial statements at each reporting period are properly stated and valued. We record write-downs to inventory for shrinkage losses and damaged merchandise that are identified during the inventory counts. The inventory write downs for the three months ended June 30, 2010 and 2009 have been immaterial.

Recent  Accounting  Pronouncements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company adopted this standard and the standard did not have material effect on the Company's consolidated financial statements.

In  December,  2009,  FASB  issued  ASU  No.  2009-17, Improvements to Financial
Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated statements.

In January 2010, FASB issued ASU No. 2010-02 - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on its consolidated statements.

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosures standards, except for the disclosures to be adopted for fiscal year beginning after December 15, 2010, and the adoption of this ASU did not have a material impact on its consolidated financial statements.

In  February  2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855):
Amendments to Certain Recognition and Disclosure Requirements," or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In April 2010, the FASB issued Accounting Standards Update 2010-13, "Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a material impact on its consolidated financial statements.

Results  of  Operations

The following table summarizes our results of operations for the three months ended June 30, 2010 and 2009.

                                                                  Three Months Ended
                                                                       June 30,
                                                           2010                        2009
                                                --------------------------- ---------------------------
                                                               Percentage                  Percentage
                                                                   of                          of
                                                   Amount     total revenue   Amount       total revenue
                                               ------------   ------------- -----------    -------------
Revenues                                        $15,207,428      100.0%     $11,681,464     100.0%
Gross Profit                                    $ 4,613,896       30.3%     $ 3,023,896      25.9%
Selling Expenses                                $   823,358        5.4%     $   477,777       4.1%
General and Administrative Expenses             $   773,762        5.1%     $   365,210       3.1%
Income from Operations                          $ 3,016,776       19.8%     $ 2,180,909      18.7%
Other Income (Expense), Net                     $   (57,532)      (0.4)%    $     6,635       0.1%
Change in Fair Value of Purchase Option
  Derivative Liability                          $    57,944        0.4%     $         -         -%
Income Tax Expenses                             $   864,724        5.7%     $   588,383       5.0%
Net Income                                      $ 2,152,464       14.2%     $ 1,599,161      13.7%

Revenue. Our revenue increased by $3,525,964 or 30.2% to $15,207,428 for the three months ended June 30, 2010 from $11,681,464 for the three months ended June 30, 2009 due to the opening of new store locations and increased same store sales. Of this increase, $1,135,750 or 7% of the increase was attributable to new stores, with the remainder primarily attributable to our maturing stores that we opened during the three months ended June 30, 2010. We operated 31 stores as of June 30, 2010, as compared to 19 stores as of June 30, 2009. We anticipate that our overall revenue will continue to increase as we open additional stores.

Gross Profit. Our gross profit increased by $1,590,000 or 52.6% to $4,613,896 for the three months ended June 30, 2010 from $3,023,896 for the three months ended June 30, 2009. Our gross margin increased from 25.9% for the three months ended June 30, 2009 to 30.3% for the three months ended June 30, 2010 as a result of selling more over-the-counter drugs. We anticipate that our overall gross profit will continue to increase as our sales increase. Additionally, we anticipate that our gross margin will increase as we will be able to obtain better pricing terms from our suppliers and achieve further economies of scale as a result of purchasing larger quantities of products. However, in order to increase sales volume we may lower our prices which may have an adverse effect on our margins. We presently do not privately label any of our products and are constantly adjusting our product mix to meet customer demand and to maximize our gross margin.

Selling Expenses. Our selling expenses increased by $345,581 or 72.3% to $823,358 for the three months ended June 30, 2010 from $477,777 for the three months ended June 30, 2009. The increase in selling expenses was primarily a result of operating additional store locations. Selling expenses as a percentage of our revenue increased slightly to 5.4% for the three months ended June 30, 2010 from 4.1% for the three months ended June 30, 2009. We expect that our selling expenses will increase as we continue to expand our store network within the city of Hangzhou as well as into other cities within Zhejiang Province.

General and Administrative Expenses. Our general and administrative expenses increased by $408,552 or 111.9% to $773,762 for the three months ended June 30, 2010 from $365,210 for the three months ended June 30, 2009. General and administrative expenses as a percentage of our revenue increased to 5.1% for the three months ended June 30, 2010 as compared to 3.1% for the three months ended June 30, 2009. The increase in general administrative expenses relate to our operating as a US publicly traded company during the three months ended June 30, 2010. As we continue to open drugstores in Hangzhou and to expand into other cities within Zhejiang Province, further develop our infrastructure, and incur expenses related to being a U.S. public company, we anticipate that our general and administrative expenses will increase in absolute dollars as well as a percentage of total revenues.

Income from Operations. As a result of the increased gross margin, our income from operations increased by $835,867 or 38.3% to $3,016,776 for the three months ended June 30, 2010 from $2,180,909 for the three months ended June 30, 2009. Our operating margin for the three months ended June 30, 2010 and 2009 was 19.8% and 18.7%, respectively.

Income Taxes. Our income tax expense increased to $864,724 for the three months ended June 30, 2010 from $588,383 for the three months ended June 30, 2009 as a result of increased operating income. Our effective tax rate increased from 26.9% for the three months ended June 30, 2009 to 28.6% for the three months ended June 30, 2010.

Net Income. As a result of the foregoing, our net income increased to $2,152,464 for the three months ended June 30, 2010 from $1,599,161 for the three months ended June 30, 2009.

Liquidity

Three  months  ended  June  30,  2010

     For the three months ended June 30, 2010, we used cash in operating activities of $527,675, as compared to cash generated by operating activities of $454,652 for the three months ended June 30, 2009. The decrease is primarily attributable an increase in advances paid to suppliers of $2,736,505 offset by an increase in net income of $553,303 and an increase in accounts payable of $1,207,536 from the three months ended June 30, 2009 to June 30, 2010.

     We used $442,709 in investing activities during the three months ended June 30, 2010, as compared to cash used in investing activities of $178,561 during the three months ended June 30, 2009 as a result of our store expansion during the three months ended June 30, 2010.

     Cash provided by financing activities was $15,923,536 for the three months ended June 30, 2010, as compared to cash provided by financing activities of $0 for the three months ended June 30, 2009. The increase is due to the equity offering which raised $15.4 million in net proceeds, after deducting underwriter discount, commission, and offering expenses.

     As of August 13, 2010, we had cash of $13,915,167. Our total current assets as of June 30, 2010 were $34,049,410 and our total current liabilities, excluding the $344,507 derivative liability, were $9,035,363 which resulted in a net working capital of $25,014,047 as of June 30, 2010.

Capital  Resources

     In April 2010, we sold 3.5 million shares of common stock in a public offering at a price of $5.00 per share for gross proceeds of approximately $17.5 million. We anticipate that our existing capital resources will enable us to continue to add new drugstores in Zhejiang Province. However, if make a significant acquisition that cannot be financed with our working capital, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual  Obligations

     When we open store locations, we typically enter into lease agreements that are generally between three to ten years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Three months ending June 30,
----------------------------
            2011             $    1,411,140
            2012                  1,698,291
            2013                  1,477,275
            2014                  1,235,845
            2015                    884,088
         Thereafter                 853,504

Logistics  Services  Commitments

     We use a third party service provider, Zhejiang Yingte Logistics Co., Ltd., ("Yingte") to accept goods from our suppliers and to deliver the goods to our store locations. On January 1, 2010 we entered into a one year agreement with Yingte and are obligated to pay 1% of the purchase price of the goods received from our suppliers by Yingte during the term of the agreement, from January 1, 2010 to December 31, 2010, with a contractual minimum of 2,900,000 RMB.

Off-balance  Sheet  Arrangements

     We do not have any outstanding financial guarantees or commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Exchange  Rates

     HJ Group maintains its books and records in Renminbi ("RMB"), the lawful currency of the PRC. In general, for consolidation purposes, the Company translates HJ Group's assets and liabilities into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of HJ Group's financial statements are recorded as accumulated other comprehensive income.

     Until July 21, 2005, RMB had been pegged to U.S. Dollars at the rate of RMB8.30: USD$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to USD was adjusted to RMB8.11: USD$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as USD$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of USD against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

     The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this report were as follows:

                                             June 30,   March 31,    June 30,
                                                2010       2010        2009
                                             ---------- ---------- ------------
Balance sheet items, except for the           USD1:RMB   USD1:RMB    USD1:RMB
 registered and paid-up capital, as of end    0.14730    0.14670      0.1465
 of period/year

Amounts included in the statement of          USD1:RMB   USD1:RMB    USD1:RMB
 operations, statement of changes in          0.14673    0.14664     0.14663
 stockholders' equity and statement of cash flows for the period/ year ended

No representation is made that RMB amounts have been, or would be, converted into U.S. Dollars at the above rates.

Inflation

     We believe that inflation has not had a material effect on our operations to date.

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

     Not  applicable.

Item  4.  Controls  and  Procedures

Evaluation  of  Disclosure  Controls  and  Procedures

     As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level.

     In our annual report on Form 10-K for the year ended March 31, 2010, we reported certain weaknesses involving control activities, primarily accounting and finance personnel weaknesses. Our current accounting staff members remain relatively inexperienced in U.S. GAAP- based reporting and require additional training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.

     The Company's management has identified the steps it believes are necessary to address the weaknesses described above, and expect that we will satisfactorily address the control deficiencies and weaknesses relating to these matters by the end of our fiscal year ending March 31, 2011, although there can be no assurance that compliance will be achieved in this time frame.

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

Changes  in  Internal  Control  over  Financial  Reporting

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     On December 8, 2009, Jiuzhou Pharmacy filed suit against The Ventana Group, LLC and Michael Hom in the California Superior Court for the County of San Mateo (Case Number CV490272), alleging breach of contract of an agreement entered into with the defendants in 2008 and seeking damages of $25,000. The suit was subsequently amended to remove Mr. Hom as a defendant. In May 2010, Jiuzhou Pharmacy sought for default judgment against the remaining defendant, which was granted on July 14, 2010. Jiuzhou Pharmacy is in the process of executing the judgment against the defendant.

Item  1A.  Risk  Factors.

     As of and for the three months ended June 30, 2010, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended March 31, 2010.

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds.

     None

Item  3.  Defaults  upon  Senior  Securities.

     None

Item  4.  Reserved.

Item  5.  Other  Information.

     None

Item  6.  Exhibits.

                                 EXHIBIT INDEX

Exhibit
Number   Description
-------  ----------------------------------------------------------------------------------
2        Share Exchange Agreement among Kerrisdale Mining Corporation ("Kerrisdale"), certain of its stockholders, Renovation Investment (Hong Kong) Co., Ltd.
          ("Renovation") and its shareholders dated September 17, 2009 (1)
3.1      Articles of Incorporation of Kerrisdale (2)
3.2      Certificate of Amendment to Articles of Incorporation of Kerrisdale filed with the
          Nevada Secretary of State on July 14, 2008 (3)
3.3      Articles of Merger between Kerrisdale Mining and China Jo-Jo Drugstores, Inc.
          filed with the Nevada Secretary of State on September 22, 2009 (1)
3.4      Bylaws (2)
3.5      Text of Amendments to the Bylaws (3)
3.6      Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9,
          2010 (8)
4        Specimen of Common Stock Certificate (2)
10.1     Consulting Services Agreement between Zhejiang Jiuxin Investment Management Co.,
          Ltd. ("Jiuxin Management") and Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd.
          ("Jiuzhou Pharmacy") dated August 1, 2009 (1)

10.2     Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated
          August 1, 2009 (1)
10.3     Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (1)
10.4     Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated
          August 1, 2009 (1)
10.5     Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (1)
10.6     Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou
          Clinic of Integrated Traditional and Western Medicine (General Partnership)
          ("Jiuzhou Clinic") dated August 1, 2009 (1)
10.7     Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated
          August 1, 2009 (1)
10.8     Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (1)
10.9     Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated
          August 1, 2009 (1)
10.10    Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (1)
10.11    Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou
          Medical & Public Health Service Co., Ltd. ("Jiuzhou Service") dated August 1,
          2009 (1)
10.12    Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated
          August 1, 2009 (1)
10.13    Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (1)
10.14    Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated
          August 1, 2009 (1)
10.15    Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (1)
10.16    Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou
          Pharmacy dated October 27, 2009 (4)
10.17    Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18    Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated
          October 27, 2009 (4)
10.19    Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou
          Pharmacy dated October 27, 2009 (4)
10.20    Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou
          Clinic dated October 27, 2009 (4)
10.21    Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22    Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated
          October 27, 2009 (4)
10.23    Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou
          Clinic dated October 27, 2009 (4)
10.24    Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou
          Service dated October 27, 2009 (4)
10.25    Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26    Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated
          October 27, 2009 (4)
10.27    Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou
          Service dated October 27, 2009 (4)
10.28    Director Offer Letter with Marc Thomas Serrio dated March 15, 2010 (6)
10.29    Indemnification Agreement with Marc Thomas Serrio dated March 15, 2010 (6)
10.30    Loanout Agreement with Worldwide Officers, Inc. dated May 14, 2010 (9)
10.31    Indemnification Agreement with Mr. Bennet Tchaikovsky dated May 14, 2010 (9)

31.1     Section 302 Certification by the Corporation's Chief Executive Officer *
31.2     Section 302 Certification by the Corporation's Chief Financial Officer *
32.1     Section 906 Certification by the Corporation's Chief Executive Officer *
32.2     Section 906 Certification by the Corporation's Chief Financial Officer *
99.1     Agreement between Jiuzhou Pharmacy and Yingte Logistics Co., Ltd. ("Yingte
          Logistics") dated January 1, 2009 (1)
99.2     Form of CFO Services Agreement entered into between Jiuzhou Pharmacy and Worldwide
          Officers, Inc. on July 30, 2009 (5)
99.3     Agreement between Jiuzhou Pharmacy and Yingte Logistics dated January 1, 2010 (7)
99.4     Project Agreement between The People's Government of Qianhong Village, Lin'an,
          Zhejiang Province (the "Qianhong Local Government") and Jiuzhou Pharmacy dated
          February 27, 2010 (10)
99.5     Security Deposit Agreement between the Qianhong Local Government and Jiuzhou
          Pharmacy dated February 27, 2010 (10)


*        Filed herewith
(1)      Incorporated by reference from the Registrant's Registration Statement on Form SB-
          2 filed on November 28, 2007.
(2)      Incorporated by reference from the Registrant's Current Report on Form 8-K filed on July 15, 2008.
(3)      Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 24, 2009.
(4)      Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 30, 2009.
(5)      Incorporated by reference from the Registrant's Registration Statement on Form S-
          1/A filed on January 27, 2010.
(6)      Incorporated by reference from the Registrant's Current Report on Form 8-K filed on March 16, 2010.
(7)      Incorporated by reference from the Registrant's Registration Statement on Form S-
          1/A filed on March 23, 2010
(8)      Incorporated by reference from the Registrant's Current Report on Form 8-K filed on April 14, 2010.
(9)      Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 17, 2010.
(10)     Incorporated by reference from the Registrant's Annual Report on Form 10-K filed on June 29, 2010.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             China Jo-Jo Drugstores, Inc.
                                             (Registrant)

Date: August 16, 2010                        By: /s/ Lei Liu
                                                 ===============================
                                                 Lei Liu
                                                 Chief Executive Officer


Date: August 16, 2010                        By: /s/ Bennet P. Tchaikovsky
                                                 ===============================
                                                 Bennet P. Tchaikovsky
                                                 Chief Financial Officer