Form 10-Q
period 2010-09-30
CHINA JO-JO DRUGSTORES, INC.
filed 2010-11-15
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
Exchange Act Of 1934

For the quarterly period ended: September 30, 2010

or

[  ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities
Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 001-34711

CHINA JO-JO DRUGSTORES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0557852
(State or other jurisdiction of incorporation of	(I.R.S. Employer
origination)	Identification Number)

Room 507-513, 5th Floor A Building, Meidu Plaza
Gongshu District, Hangzhou, Zhejiang Province
People's Republic of China	N/A
(Address of principal executive offices)	(Zip code)

+86 (571) 88077078
(Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 13,500,002 shares issued and outstanding as of November 12, 2010.

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

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	MARCH 31,
	2010	2010
	(Unaudited)

A S S E T S

CURRENT ASSETS
Cash	$13,545,033	$801,593
Restricted cash	966,314	746,703
Accounts receivable, trade	1,612,652	1,228,294
Inventories	4,626,378	3,770,411
Other receivables	448,206	282,073
Advances to suppliers	10,391,931	6,850,240
Other current assets	2,099,119	1,331,167
Total current assets	33,689,633	15,010,481

PROPERTY AND EQUIPMENT, net	1,622,089	1,186,292

OTHER ASSETS
Long term deposit	2,358,934	2,311,661
Prepaid - noncurrent	5,972,343	5,508,963
Total other assets	8,331,277	7,820,624

Total assets	$43,642,999	$24,017,397

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
Accounts payable, trade	$2,708,472	$2,330,317
Notes payable	1,923,207	1,464,241
Other payables	99,012	225,716
Other payables - related parties	880,108	935,000
Taxes payable	1,062,012	1,235,083
Accrued liabilities	109,837	257,091
Short-term loans	-	880,200
Total current liabilities	6,782,648	7,327,648

Purchase option derivative liability	430,500	-
Total liabilities	7,213,148	7,327,648

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock; $0.001 par value; 500,000,000 and 250,000,000
shares authorized; 13,500,002 and 10,000,000 shares issued
and outstanding as of September 30, 2010 and March 31, 2010,
respectively	13,500	10,000
Paid-in capital	16,180,541	877,884
Statutory reserves	1,309,109	1,309,109
Retained earnings	18,634,929	14,855,016
Accumulated other comprehensive income (loss)	291,772	(362,260)
Total shareholders' equity	36,429,851	16,689,749

Total liabilities and shareholders' equity	$43,642,999	$24,017,397

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
REVENUES, NET	$15,678,170	$12,258,573	$30,885,598	$23,940,037

COST OF GOODS SOLD	11,270,058	8,759,697	21,863,590	17,417,265

GROSS PROFIT	4,408,112	3,498,876	9,022,008	6,522,772

SELLING EXPENSES	1,179,515	596,382	2,002,873	1,074,159
GENERAL & ADMINISTRATIVE EXPENSES	757,372	565,134	1,531,134	930,344
OPERATING EXPENSES	1,936,887	1,161,516	3,534,007	2,004,503

INCOME FROM OPERATIONS	2,471,225	2,337,360	5,488,001	4,518,269

OTHER INCOME (EXPENSE), NET	5,781	3,608	(51,751)	10,243
CHANGE IN FAIR VALUE OF PURCHASE OPTION DERIVATIVE LIABILITY	(85,993)	-	(28,049)	-

INCOME BEFORE INCOME TAXES	2,391,013	2,340,968	5,408,201	4,528,512

PROVISION FOR INCOME TAXES	763,564	637,372	1,628,288	1,225,755

NET INCOME	1,627,449	1,703,596	3,779,913	3,302,757

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	554,610	12,591	654,032	11,171

COMPREHENSIVE INCOME	$2,182,059	$1,716,187	$4,433,945	$3,313,928

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	13,500,002	8,200,000	13,079,237	8,050,000
Diluted	13,504,247	8,200,000	13,086,959	8,050,000

EARNINGS PER SHARES:
Basic	$0.12	$0.21	$0.29	$0.41
Diluted	$0.12	$0.21	$0.29	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
	Common Stock			Retained Earnings		other
	Number of		Paid-in	Statutory		comprehensive
	shares	Amount	capital	reserves	Unrestricted	income (loss)	Total
BALANCE, March 31, 2009	7,900,000	$7,900	$669,700	$1,309,109	$5,033,275	$(362,437)	$6,657,547

Shares issued for reorganization on
September 17, 2009	2,100,000	2,100	(2,100)				-
Stock-based compensation			202,120				202,120
Net income					3,302,757		3,302,757
Shareholder contribution			8,164				8,164
Foreign currency translation adjustments						11,171	11,171

BALANCE, September 30, 2009 (Unaudited)	10,000,000	$10,000	$877,884	$1,309,109	$8,336,032	$(351,266)	$10,181,759

Net income					6,518,984		6,518,984
Foreign currency translation adjustments						(10,994)	(10,994)

BALANCE, March 31, 2010	10,000,000	$10,000	$877,884	$1,309,109	$14,855,016	$(362,260)	$16,689,749

Issuance of common stock	3,500,000	3,500	15,705,108				15,708,608
Fractional shares due to the
one-for-two reverse split	2	-	-				-
Reclassification of purchase option to
derivative liabilities			(402,451)				(402,451)
Net income					3,779,913		3,779,913
Foreign currency translation adjustments						654,032	654,032

BALANCE, September 30, 2010 (Unaudited)	13,500,002	$13,500	$16,180,541	$1,309,109	$18,634,929	$291,772	$36,429,851

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,779,913	$3,302,757
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	404,080	249,774
Stock compensation	58,615	126,325
Change in fair value of purchase option derivative liability	28,049	-
Changes in operating assets:
Accounts receivable, trade	(353,528)	(29,456)
Inventories	(766,479)	(517,606)
Other receivables	(157,814)	(296,076)
Advances to suppliers	(3,347,523)	(1,238,348)
Advances to suppliers - related parties	-	(588,282)
Other current assets	(755,209)	(371,913)
Long term deposit	-	(556,313)
Prepaid - noncurrent	(418,806)	-
Changes in operating liabilities:
Accounts payable, trade	325,246	287,247
Other payables and accrued liabilities	(336,074)	(27,164)
Taxes payable	(195,176)	14,688
Net cash (used in) provided by operating activities	(1,734,706)	355,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(206,478)	(22,239)
Additions to leasehold improvements	(503,219)	(211,496)
Net cash used in investing activities	(709,697)	(233,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(201,092)	(307,838)
Proceeds from notes payable	422,201	-
Proceeds from equity financing	15,708,608	-
Proceeds from short-term loans	-	1,466,200
Payments on short-term loans	(883,920)	(1,466,200)
Payments on other payables-related parties	(54,942)	-
Net cash provided by (used in) financing activities	14,990,855	(307,838)

EFFECT OF EXCHANGE RATE ON CASH	196,988	9,438

INCREASE (DECREASE) IN CASH	12,743,440	(176,502)

CASH, beginning of period	801,593	996,302

CASH, end of period	$13,545,033	$819,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$23,587	$35,510
Cash paid for income taxes	$1,700,826	$1,164,653

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

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

The paid-in capital of all three HJ Group companies was funded by the majority shareholders of Renovation HK. PRC law currently has limits on foreign ownership of companies in certain industries, including those of HJ Group. To comply with these foreign ownership restrictions, on August 1, 2009, Jiuxin Management entered into a series of exclusive agreements with HJ Group and the Owners (collectively the “Contractual Arrangements”).

The Company has concluded that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are each a Variable Interest Entity (“VIE”) and that the Company’s wholly-owned subsidiary, Jiuxin Management, absorbs a majority of the risk of loss from the activities of these three companies, and enables the Company, through Jiuxin Management, to receive a majority of their respective expected residual returns. Such conclusion is based on the terms of the Contractual Arrangements as follows:

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

(2)
Under the Equity Pledge Agreement, the Owners have pledged their rights, title and equity interest in HJ Group as security for Jiuxin Management to collect its fees from each HJ Group company under the Consulting Services Agreement. On May 18, 2010, all the owners effectively completed the registration of their equity pledge to Jiuxin Management.

(3)
Under the Operating Agreement, Jiuxin Management has exclusive authority of all decision-making relating to HJ Group’s ongoing major operations, including establishing compensation levels and employment decisions on key personnel. In order to ensure HJ Group’s normal operation, Jiuxin Management agrees to act as the guarantor for HJ Group in any contract, agreement or transaction with third parties relating to HJ Group’s operations, and to guarantee HJ Group’s performance of such contract, agreement or transaction. As a counter guarantee, each HJ Group company agrees to pledge all of its assets including receivables to Jiuxin Management which have not been pledged to any third parties at the execution date of this agreement. The operating agreement shall remain in effect unless terminated by Jiuxin Management.

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

As a result of the Contractual Arrangements, which obligate the Company to absorb all of the risks of loss from HJ Group’s activities and enable the Company to receive all of HJ Group’s expected residual returns, the Company accounts for each HJ Group company as a variable interest entity under Financial Accounting Standards Board’s (“FASB”) accounting standard. Accordingly, the financial statements of HJ Group are consolidated into the financial statements of the Company.

Recent developments

On July 16, 2010, Zhejiang Shouantang Pharmaceutical Technology Co., Ltd (“Shouantang”) was established in the PRC by Renovation HK with registered capital of $20,000,000. As of September 30, 2010, $11,000,000 was paid, and the remaining $9,000,000 of registered capital is to be paid within two years by July 16, 2012.

On August 10, 2010, Hangzhou Jiuxin Qianhong Agriculture Development Co., Ltd. (“Qianhong”) was established in the PRC by Jiuxin Management with registered capital of $1,480,000 (RMB 10,000,000). As of September 30, 2010, all of the registered capital was contributed.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The reporting entities

The Company’s consolidated financial statements reflect the activities of the Company and the following subsidiaries and VIEs:

Subsidiaries	Incorporated in	Percentage of Ownership
Renovation HK	Hong Kong	100%
Jiuxin Management	PRC	100%
Shouantang	PRC	100%
Qianhong	PRC	100%
Jiuzhou Pharmacy	PRC	VIE by Contractual Arrangements
Jiuzhou Clinic	PRC	VIE by Contractual Arrangements
Jiuzhou Service	PRC	VIE by Contractual Arrangements

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, the accompanying consolidated balance sheets, and related interim consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows, include all adjustments, consisting only of normal recurring items. However, these consolidated financial statements are not indicative of a full year of operations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2010 included in the Company’s Annual Report on Form 10-K.

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries and its VIEs. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs have been eliminated in consolidation.

Consolidation of variable interest entities

In accordance with accounting standards regarding consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The Company has concluded that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are each a VIE and that the Company’s wholly owned subsidiary, Jiuxin Management, absorbs a majority of the risk of loss from the activities of these three companies, and enable the Company, through Jiuxin Management, to receive a majority of their respective expected residual returns. Such conclusion is based on the terms of the Contractual Arrangements as described in Note 1.

Additionally, as the three HJ Group companies are under common control, the consolidated financial statements have been prepared as if the transactions had occurred retroactively as to the beginning of the reporting period of these consolidated financial statements.

Control and common control is defined under the accounting standards as “an individual, enterprise, or immediate family members who hold more than 50 percent of the voting ownership interest of each entity.” Because Lei Liu, Li Qi, and Chong’an Jin collectively own 100% of HJ Group and have agreed to vote their interests in concert since the establishment of each HJ Group company as memorialized in a voting agreement, the Company believes that these three individuals collectively have control and common control of HJ Group. Accordingly, the Company believes that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service were constructively held under common control by Jiuxin Management as of the time the Contractual Agreements were entered into, establishing Jiuxin Management as their primary beneficiary. Jiuxin Management, in turn, is owned by Renovation HK.

Although the Company has determined that the accounting standards regarding  consolidation of VIEs does not provide for retroactive accounting treatment, HJ Group in substance were controlled by the same three individuals on September 9, 2003, October 10, 2003, and November 2, 2005, the establishment dates of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, respectively. Such common control conditions resulted in the share exchange transaction to be a capital transaction in substance, reflected as a recapitalization, and the Company has accordingly recorded the consolidation of Renovation HK at its historical cost.

Use of estimates

The preparation of consolidated financial statements in conformity with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the accompanying consolidated financial statements relate to the assessment of the carrying values of accounts receivable and related allowance for doubtful accounts, useful lives of property and equipment, and fair value of purchase option derivative liability. Because of the use of estimates inherent in the financial reporting process, actual results could materially differ from those estimates.

Fair values of financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The carrying amounts reported in the accompanying consolidated balance sheets for receivables, payables, notes payable and short-term loans qualify as financial instruments and are a reasonable estimate of fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

In connection with the public offering of the Company’s common stock that closed on April 28, 2010, the Company agreed to issue to its underwriters, Madison Williams and Company and Rodman & Renshaw, LLC, an option for $100 to purchase up to a total of 105,000 shares of common stock (3% of the shares sold) at $6.25 per share (125% of the price of the shares sold in the offering). The option is exercisable commencing on October 23, 2010 and expires on April 22, 2015.

The Company is treating the common shares underlying the option as a derivative liability as the strike price of the option is denominated in U.S. dollars, a currency other than the Company’s functional currency, the Chinese RMB. As a result, the option is not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of the option are recognized currently in earnings until such time as the option is exercised or expired.

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value. The Company recognized a loss of $85,993 and $28,049 from the change in fair value of the option liability for the three and six months ended September 30, 2010, respectively. There was no option outstanding as of September 30, 2009.

This option does not trade in an active securities market, and as such, the Company estimates the fair value of this option using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) on the date that the option was originally issued and as of September 30, 2010 using the following assumptions:

	Underwriter Purchase Option (1)
	September 30,	April 22,
	2010	2010
	(Unaudited)	(Unaudited)
Stock price	$5.15	$4.78
Exercise price	$6.25	$6.25
Annual dividend yield	0%	0%
Expected term (years)	4.56	5.00
Risk-free interest rate	1.27%	2.57%
Expected volatility	123%	120%

(1)	As of September 30, 2010, the option to purchase 105,000 shares of common stock had not been exercised.

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

As required by the FASB’s accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair values of option liability are modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The fair value of the 105,000 shares underlying the option outstanding as of September 30, 2010 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2010:

	Carrying Value at September 30, 2010	Fair Value Measurement at September 30, 2010
		Level 1	Level 2	Level 3
Purchase option derivative liability (unaudited)	$430,500	$—	$430,500	$—

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

Revenue from sales of merchandise to non-retail customers is recognized when the following conditions are met: 1) persuasive evidence of an arrangement exists (sales agreements and customer purchase orders are used to determine the existence of an arrangement); 2) delivery of goods has occurred and risks and benefits of ownership have been transferred, which is when the goods are received by the customer at its designated location in accordance with the sales terms; 3) the sales price is fixed or determinable; and 4) collectability is probable. Historically, sales returns have been de minimis.

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect of the sale of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

Cash

Cash consists of cash on hand, cash in the drugstores, and cash at banks.

Restricted cash

The Company’s restricted cash consists of cash in a bank as security for its notes payable. The Company has notes payable outstanding with the bank and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. The notes payable are generally short term in nature due to their short maturity period of six to nine months; thus, restricted cash is classified as a current asset. As of September 30, 2010, restricted cash and notes payable amounted to $966,314 and $1,923,207, respectively. As of March 31, 2010, restricted cash and notes payable amounted to $746,703 and $1,464,241, respectively.

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

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible after reasonable collection efforts are written off. Historically, the amount of write-offs for deemed uncollectible amounts has been immaterial and the Company has been able to collect substantially all amounts due from these parties. At September 30, 2010 and March 31, 2010, management concluded all amounts are collectible and allowance for doubtful accounts was not deemed necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Market is the lower of replacement cost or net realizable value. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location to ensure that the amounts reflected in the consolidated financial statements at each reporting period are properly stated and valued. The Company records write-downs to inventories for shrinkage losses and damaged merchandise that are identified during the inventory counts.  Historically, these amounts have not been material to the consolidated financial statements.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization. Depreciation is calculated on the straight-line method over the following estimated useful lives of the assets, taking into consideration the assets’ estimated residual value. Leasehold improvements are amortized over the shorter of lease term or remaining lease period of the underlying assets. Following are the estimated useful lives of the Company’s property and equipment:

Estimated Useful Life
Leasehold improvements	3-10 years
Motor vehicles	5 years
Office equipment & furniture	3-5 years

Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that as of September 30, 2010 and March 31, 2010, there was no impairment.

Income taxes

The Company records income taxes pursuant to the accounting standards for income taxes. These standards require the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due and the net change in deferred taxes.  A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.  As of September 30, 2010 and March 31, 2010, the Company did not have any net deferred tax assets or liabilities.

The FASB’s accounting standards clarify the accounting and disclosure for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  Under these standards, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties or interest incurred relating to underpayment of income taxes are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and six months ended September 30, 2010 and 2009.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Value Added Tax (VAT)

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products are sold in the PRC and are subject to a Chinese value-added tax on the gross sales price. The value-added tax rates vary from 0% to 17%, depending on the type of products sold. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded VAT payable and VAT receivable net of payments in the accompanying financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Stock Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with the FASB’s accounting standards regarding accounting for stock-based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by these accounting standards. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs amounted to $103,239 and $28,676 for the three months ended September 30, 2010 and 2009, respectively, and $142,658 and $126,108 for the six months ended September 30, 2010 and 2009, respectively. Advertising costs consist primarily of print and television advertisements.

Pre-opening costs

Expenditures related to the opening of new drugstores, other than expenditures for property and equipment, are expensed as incurred.

Vendor allowances

The Company accounts for vendor allowances by reducing the carrying value of inventories and are subsequently transferred to cost of goods sold when the inventories are sold, unless those allowances are specifically identified as reimbursements for advertising, promotion and other services, in which case they are recognized as a reduction of the related advertising and promotion or other service costs.

For the three months ended September 30, 2010 and 2009, the Company recognized vendor allowances of $111,659 and $59,978 in cost of goods sold, respectively. For the six months ended September 30, 2010 and 2009, the Company recognized vendor allowances of $381,638 and $106,780 in cost of goods sold, respectively.

Distribution costs

Distribution costs represent the costs of transporting merchandise from warehouse to stores. These costs are expensed as incurred and are included in sales, marketing and other operating expenses.

Operating leases

The Company leases premises for retail drugstores, warehouse, offices, and land under non-cancelable operating leases. Operating lease payments are expensed on a straight-line basis over the term of lease. A majority of the Company’s retail drugstore leases have a 3 to 10-year term with a renewal option upon the expiration of the lease. The Company has historically been able to renew a majority of its drugstores leases. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. Land leased from government is amortized on a straight-line basis over a 30-year term.

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

In general, for consolidation purposes, the Company translates the subsidiaries' and VIEs’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statements of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the subsidiaries’ and VIEs’ financial statements are recorded as accumulated other comprehensive income.

The accounting standard, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income and loss only consist of changes in foreign currency exchange rates. Accumulated other comprehensive income in the statement of shareholders’ equity amounted to $291,772 as of September 30, 2010.  Accumulated other comprehensive loss in the statement of shareholders’ equity amounted to $362,260 as of March 31, 2010. The balance sheet amounts with the exception of equity at September 30, 2010 and March 31, 2010 were translated at 1 RMB to $0.1497 USD and at 1 RMB to $0.1467 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended September 30, 2010 and 2009 were at 1 RMB to $0.14732 USD and at 1 RMB to $0.14662 USD, respectively.  The average translation rates applied to income statement amounts for the three months ended September 30, 2010 and 2009 were at 1 RMB to $0.14790 USD and at 1 RMB to $0.14661 USD, respectively.

Concentrations and credit risk

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of September 30, 2010 and March 31, 2010, the Company had deposits totaling $14,475,481 and $1,533,175 that are not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the six months ended September 30, 2010 and 2009, all of the Company’s sales and purchases arose in the PRC. No major customers accounted for more than 10% of the Company’s total revenues for the three and six months ended September 30, 2010 and 2009, respectively.

For the three months ended September 30, 2010, three vendors collectively accounted for 39% of the Company’s total purchases and 60% of total inventory prepayment as of September 30, 2010. For the three months ended September 30, 2009, one vendor accounted for 20% of the Company’s total purchases and 9% of total accounts payable as of September 30, 2009.

For the six months ended September 30, 2010, three vendors collectively accounted for 40% of the Company’s total purchases and 60% of total inventory prepayment as of September 30, 2010. For the six months ended September 30, 2009, one vendor accounted for 20% of the Company’s total purchases and 7% of the total accounts payable as of September 30, 2009.

Recently issued accounting pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets. This ASU improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This ASU is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The Company has determined that this standard did not have material effect on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This ASU is effective for fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years.  The Company has determined that this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topic 505, Equity, and Topic 260, Earnings Per Share. The amendments in this ASU are effective for interim and annual periods ending on or after December 15, 2009, and are to be applied on a retrospective basis. The adoption of this ASU did not have a material impact on the accompanying consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect the accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts accounting standards regarding non-controlling interests in consolidated financial statements. If an entity has previously adopted the accounting standards regarding non-controlling interests as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted the accounting standards regarding non-controlling interests. The Company has determined that the adoption of this did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosures standards, except for the disclosures to be adopted for fiscal year beginning after December 15, 2010, and the adoption of this ASU did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in this ASU encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In September 2010, FASB issued Accounting Standard Update 2010-25, “Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans” or ASU 2010-25. The ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how IFRS compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Note 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2010 (unaudited)	March 31, 2010
Prepaid rental expense	$1,749,889	$1,205,881
Lease rights transfer fees (1)	247,798	92,021
Prepaids and other assets	101,432	33,265
Total	$2,099,119	$1,331,167

(1)
Lease rights transfer fees are money paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2010 and March 31, 2010 consisted of the following:

	September 30, 2010 (unaudited)	March 31, 2010
Leasehold improvements	$3,152,913	$2,588,627
Office equipment and furniture	533,436	379,668
Motor vehicles	229,803	162,665
Total	3,916,152	3,130,960
Less: Accumulated depreciation and amortization	(2,294,063)	(1,944,668)
Property and equipment, net	$1,622,089	$1,186,292

Total depreciation expense for property and equipment for the three months ended September 30, 2010 and 2009 was $156,118 and $127,714, respectively. Total depreciation expense for property and equipment for the six months ended September 30, 2010 and 2009 was $304,702 and $248,747, respectively.

Note 5 – ADVANCES TO SUPPLIERS

Advances to suppliers is money deposited or advanced to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of September 30, 2010 and March 31, 2010, advances to suppliers amounted to $10,391,931 and $6,850,240, respectively.

Note 6 – LONG TERM DEPOSITS

Long term deposits include money deposited or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of six months’ rent being paid upfront plus additional deposits. As of September 30, 2010 and March 31, 2010, long term deposits for retail leases amounted to $2,358,934 and $2,311,661, respectively.

Note 7 – PREPAID - NONCURRENT

Prepaid – noncurrent consist of the following:

	September 30, 2010 (unaudited)	March 31, 2010
Prepayment for lease of land use right – noncurrent (1)	$4,266,450	$4,254,300
Prepayment for new entity (2)	1,047,900	1,026,900
Lease rights transfer fees-noncurrent	657,993	227,763
Total	$5,972,343	$5,508,963

(1)	Prepayment for lease of land use right is a payment made to a local government in connection with entering into a 30-year operating land lease agreement.

(2)
In connection with the same lease agreement, the Company prepaid $1,047,900 (RMB 7,000,000) to establish a new entity, Hangzhou Jiuxin QianHong Agriculture Development Ltd. On August 10, 2010, the entity was established with registered capital of $1,480,000 (RMB 10,000,000).

Note 8 – STATUORY RESERVES

Statutory reserves represent restricted retained earnings. Based on their legal formation, all PRC entities are required to set aside 10% of their net incomes as reported in their statutory accounts on an annual basis to the Statutory Surplus Reserve Fund (the “Reserve Fund”). Once the total amount set aside in the Reserve Fund reaches 50% of an entity’s registered capital, further appropriations are discretionary. The Reserve Fund can be used to increase the entity’s registered capital upon approval by relevant government authorities or eliminate its future losses under PRC GAAP upon a resolution by its board of directors. The Reserve Fund is not distributable to shareholders except in the event of liquidation.

Appropriations to the above statutory reserves are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and six months ended September 30, 2010 and 2009, the Company did not make any appropriations to these statutory reserves, as the Company fulfilled the 50% registered capital requirement as of March 31, 2009.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Company does not do so. These statutory reserves are not distributable as cash dividends.

Note 9 – TAXES

Income Tax

The Company is registered in Nevada whereas its subsidiary, Renovation HK, is registered in Hong Kong, and conducts all of its business through Renovation HK’s subsidiary, Jiuxin Management, and the three PRC VIEs, Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service.  Jiuxin Management and the VIEs are subject to PRC tax laws. Renovation HK's other subsidiary, Shouantang, and Jiuxin Management's subsidiary, Qianhong, are also subject to PRC tax laws.

Beginning in January 2008, the Chinese Enterprise Income Tax (“EIT”) law replaced China’s former income tax laws. The standard EIT rate of 25% replaced the 33% rate previously applicable to PRC enterprises. Therefore, starting from January 2008 Jiuzhou Pharmacy has been subject to an effective tax rate of 25%.  Jiuzhou Clinic and Jiuzhou Service are subject to the regular income tax rate of 25% in calendar year 2009 and 2010.

The following table reconciles the U.S. statutory tax rates to the Company's effective tax rate for the three months ended September 30, 2010 and 2009 (unaudited):

	2010	2009
U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
China income taxes	25	25
Other (a)	7	2
Effective tax rate	32%	27%

(a)	The 7% and 2% for the three months ended September 30, 2010 and 2009, respectively, represents expenses incurred by the Company that were not subject to PRC income tax.

The following table reconciles the U.S. statutory tax rates to the Company's effective tax rate for the six months ended September 30, 2010 and 2009 (unaudited):

	2010	2009
U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
China income taxes	25	25
Other (b)	5	2
Effective tax rate	30%	27%

(b)	The 5% and 2% for the six months ended September 30, 2010 and 2009, respectively, represent expenses incurred by the Company that were not subject to PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2010. As of September 30, 2010, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $556,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2010. The valuation allowance at September 30, 2010 was $189,000. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. The Company had no net operating loss as of March 31, 2010.

The Company had cumulative undistributed earnings of foreign subsidiaries of approximately $19.8 million as of September 30, 2010, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

VAT on sales and on purchases amounted to $2,651,861 and $1,903,852 for the three months ended September 30, 2010, respectively, and $1,939,037 and $1,390,706 for the three months ended September 30, 2009, respectively.

VAT on sales and on purchases amounted to $5,106,338 and $3,891,677 for the six months ended September 30, 2010, respectively, and $3,833,589 and $2,851,769 for the six months ended September 30, 2009, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at September 30, 2010 and March 31, 2010 consisted of the following:

	September 30, 2010 (unaudited)	March 31, 2010
VAT	$263,958	$341,989
Income tax	764,913	875,868
Others	33,141	17,226
Total taxes payable	$1,062,012	$1,235,083

Note 10 – SHORT-TERM LOANS

Short-term loans represent amounts due to various banks and are normally due on demand or within one year. These loans generally can be renewed with the banks. Short-term bank loans at September 30, 2010 and March 31, 2010, consisted of the following:

	September 30, 2010 (unaudited)	March 31, 2010
Two loans with Hangzhou Bank, due September 2010 with annual interest at 4.86%, secured by the personal properties of certain of the Company’s shareholders	$-	$586,800
Hangzhou Bank, due July 2010 with annual interest at 4.86%, secured by the personal properties of certain of the Company’s shareholders	$-	$293,400
Total	$-	$880,200

Interest expense for the three months ended September 30, 2010 and 2009 amounted to $6,235 and $17,299, respectively. Interest expense for the six months ended September 30, 2010 and 2009 amounted to $23,587 and $35,510, respectively.

Note 11 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage of an employee’s current compensation as required by the local government. The Company contributed $27,684 and $18,712 in employment benefits and pension during the three months ended September 30, 2010 and 2009, respectively. The Company contributed $40,760 and $34,141 in employment benefits and pension during the six months ended September 30, 2010 and 2009, respectively.

Note 12 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	September 30, 2010 (unaudited)	March 31, 2010
Amount due to directors (1):	$880,108	$935,000

(1)
As of September 30, 2010 and March 31, 2010, amount due to directors represents contributions from Li Qi ,Chong’an Jin, and Lei Liu to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements. Such contributions are to be returned to these directors upon demand.

Note 13 – EARNINGS PER SHARE and CAPITAL TRANSACTIONS

Stock-based compensation

On September 1, 2009, pursuant to agreements entered on July 30, 2009, the shareholders of Renovation HK sold shares of Renovation HK to service providers including the Company’s chief financial officer and legal counsel which shares, after the share exchange transaction between the Company and Renovation HK on September 17, 2009, collectively represented 2.50% of the Company’s issued and outstanding common stock.

Using the fair value of services provided as of March 31, 2010, the Company estimated that the total stock compensation expense to be recognized from these transactions was $202,120. The Company recognized $126,325 as stock compensation expense for the year ended March 31, 2010. The remaining $75,795 was applied to accrued legal fees, which were expensed during the year ended March 31, 2009.

On March 15, 2010, the Company agreed to issue 6,897 shares (taking into account the 1-for-2 reverse stock split effected on April 9, 2010) of restricted common stock to a director. The shares are to be issued in quarterly installments beginning on March 31, 2010, and $10,080 and $20,056 were recorded as director compensation expense for the three and six months ended September 30, 2010, respectively.

On April 9, 2010, the Company effected a 1-for-2 reverse split of its issued and outstanding common shares and a proportional reduction of its authorized common shares. Therefore, all share and per share amounts used in the Company’s consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2 reverse stock split.

On April 28, 2010, the Company closed a public offering of 3.5 million shares of common stock at $5.00 per share with gross proceeds, prior to deducting underwriting discounts, commissions and offering expenses, of approximately $17.5 million and net proceeds of approximately $16 million.

On May 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel, and $3,744 was recorded as service compensation expense for the six months ended September 30, 2010.

On May 14, 2010, the Company entered into an agreement pursuant to which the Company agreed to issue 10,000 shares of restricted common stock to its chief financial officer upon the adoption of a stock incentive plan (the “Plan”). The shares are to vest in five installments and distributed to the chief financial officer at the end of the agreement’s term, and $11,748 and $19,917 was recorded as officer compensation expense for the three and six months ended September 30, 2010, respectively.

The Company also agreed under the agreement to issue 4,000 shares of restricted common stock from the Plan as a bonus to its chief financial officer and $18,640 was recorded as compensation expense for the six months ended September 30, 2010.

Shareholders Contribution

On June 8, 2009, the three Owners of Jiuzhou Pharmacy acquired 100% equity interest of Kuaileren Pharmacy Co., Ltd. (“Kuaileren”) from its owner for stock consideration.  On August 21, 2009, the three Owners contributed their 100% equity interests of Kuaileren to Jiuzhou Pharmacy, and Kuaileren became a wholly-owned subsidiary of Jiuzhou Pharmacy. The registered capital of Kuaileren is $15,000 (RMB 100,000). The transfer of the equity interest has been treated as a contribution to owner’s equity and has been valued at $8,164, the estimated fair value of the equity interest transferred.

Earnings per share

The Company reports earnings per share in accordance with the provisions of the FASB’s related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended September 30,
	2010 (unaudited)	2009 (unaudited)

Net income for earnings per share	$1,627,449	$1,703,596

Weighted average shares used in basic computation	13,500,002	8,200,000
Diluted effect of restricted stocks	4,245	-
Weighted average shares used in diluted computation	13,504,247	8,200,000

Earnings per share – Basic:	$0.12	$0.21
Earnings per share – Diluted:	$0.12	$0.21

	Six Months Ended September 30,
	2010 (unaudited)	2009 (unaudited)

Net income for earnings per share	$3,779,913	$3,302,757

Weighted average shares used in basic computation	13,079,237	8,050,000
Diluted effect of restricted stocks	7,722	-
Weighted average shares used in diluted computation	13,086,959	8,050,000

Earnings per share – Basic:	$0.29	$0.41
Earnings per share – Diluted:	$0.29	$0.41

For the three and six months ended September 30, 2010, 105,000 shares underlying outstanding purchase options were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the three and six months ended September 30, 2009, there was no outstanding purchase option.

All share and per share amounts used in the Company’s consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2 reverse stock split effected on April 9, 2010.

Note 14 – SEGMENTS

The Company sells prescription and over-the-counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, Chinese herbs, dietary supplement, medical instruments and sundry items. The class of customers, selling practice and distribution process are the same for all products. The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level.  Based on qualitative and quantitative criteria established by the accounting standard, “Disclosures about Segments of an Enterprise and Related Information,” the Company considers itself to be operating within one reportable segment.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers by main segment is as follows:

	Three Months Ended September 30,
	2010 (unaudited)	2009 (unaudited)

Prescription Drugs	$6,128,155	$4,331,805
Over-The-Counter (OTC) Drugs	5,898,753	3,886,065
Nutritional Supplements	1,768,725	1,587,452
Traditional Chinese Medicine Products	1,386,598	1,385,108
Sundry Products	277,739	731,901
Medical Devices	218,200	336,242
Total	$15,678,170	$12,258,573

	Six Months Ended September 30,
	2010 (unaudited)	2009 (unaudited)

Prescription Drugs	$12,290,753	$8,792,359
Over-The-Counter (OTC) Drugs	11,340,612	7,379,364
Nutritional Supplements	3,499,806	3,333,917
Traditional Chinese Medicine Products	2,677,489	2,639,882
Sundry Products	649,002	1,131,696
Medical Devices	427,936	662,819
Total	$30,885,598	$23,940,037

Note 15 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land that it has leased from a local government to be used potentially for the cultivation of Chinese medicinal herbs.

One of the Company's retail spaces and its corporate office are leased from Lei Liu, a director of the Company, under long-term operating lease agreements from August 2010 to August 2012 and from January 2008 to March 2012, respectively. The rent expense for the retail space and the corporate office were $44,370 and $43,983 for the three months ended September 30, 2010 and 2009, respectively. The rent expense for the retail space and the corporate office were $88,392 and $87,972 for the six months ended September 30, 2010 and 2009, respectively.  For the three months ended September 30, 2010 and 2009, rent paid to Mr. Liu amounted to $0 and $0, respectively. For the six months ended September 30, 2010 and 2009, rent paid to Mr. Liu amounted to $44,190 and $0, respectively.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Years ending March 31,	Amount
2011	$1,130,704
2012	2,053,389
2013	1,705,958
2014	1,391,605
2015	1,031,316
Thereafter	814,566

Total rent expense for the three months ended September 30, 2010 and 2009 amounted to $563,382 and $258,152, respectively. Total rent expense for the six months ended September 30, 2010 and 2009 amounted to $995,810 and $510,093, respectively.

As of September 30, 2010 and March 31, 2010, prepayment on retail spaces and corporate office rental expense amounted to $1,749,889 and $1,205,881, respectively.

Logistics Services Commitments

The Company renewed its agreement for logistics services (“Logistics Agreement”) with Zhejiang Yingte Logistics Co., Ltd. (“Yingte”) to provide logistics and other related services from January 1, 2010 to December 31, 2010. Pursuant to the Logistics Agreement, Yingte accepts goods from the Company’s suppliers, stores the goods and then delivers the goods to the Company’s store locations as directed by the Company, and the Company is required to pay Yingte 1% of the purchase price of the delivered goods. The Company is obligated to pay a minimum of RMB 2,900,000 annually (1% of RMB 290 million, the total minimum amount of goods to be delivered under the Logistics Agreement).

As of September 30, 2010 and March 31, 2010, the Company did not have any contingent liabilities.

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

Note 16 – SUBSEQUENT EVENTS

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

Renovation is a holding company that, through its wholly-owned PRC subsidiary, Zhejiang Jiuxin Investment Management Co., Ltd. ("Jiuxin Management"), controls the three HJ Group companies in the PRC, namely Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. ("Jiuzhou Pharmacy"), Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine General Partnership ("Jiuzhou Clinic"), and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. ("Jiuzhou Service," and with Jiuzhou Pharmacy and Jiuzhou Clinic collectively as "HJ Group"), by a series of contractual arrangements. All of our business operations are carried out by HJ Group.

Developments during the Quarter

On July 16, 2010, we established Zhejiang Shouantang Pharmaceutical Technology Co., Ltd. (“Shouantang”) as another wholly-owned subsidiary of Renovation in the PRC, through which we plan to market and distribute nutritional supplement products.

In connection with the 30-year lease that we entered into in February 2010 with the People's Government of Qianhong Village in Lin'an, Zhejiang Province, we have established Hangzhou Jiuxin Qianhong Agriculture Development Co., Ltd. ("Qianhong") as a wholly-owned subsidiary of Jiuxin Management with registered capital of RMB 10 million (approximately $1.48 million) on August 10, 2010.  RMB 10 million (approximately $1,475,100) of the registered capital was paid as of September 30, 2010.

As of September 30, 2010, neither Shouantang nor Qianhong were operating.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we are required to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenue and expenses during each reporting period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ materially from those estimates.

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

Depreciation and Amortization

Our non-current assets include property and equipment, leasehold improvements, long term deposits, and long term prepayment. We depreciate our equipment assets using the straight-line method over the estimated useful lives of the assets. We make estimates of the useful lives of the equipment (including the salvage values), in order to determine the amount of depreciation expense to be recorded during any reporting period. We amortize leasehold improvements of our retail drugstores and other business premises over the shorter of lease term or remaining lease periods. Our leases have a three to ten year term. We estimate the useful lives of our other property and equipment at the time we acquire the assets based on our historical experience with similar assets as well as anticipated technological and other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, we may shorten the useful lives assigned to these assets as appropriate, which will result in the recognition of increased depreciation and amortization expense in future periods. There has been no change to the estimated useful lives and salvage values during the three and six months ended September 30, 2010 and 2009.

Impairment of Long-Lived Assets

We evaluate our long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the asset's net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on our review, we believe that, as of September 30, 2010, there was no impairment.

Inventories

We state our inventory at the lower of cost or market. Cost is determined using the weighted average cost method. Market is the lower of replacement cost or net realizable value. We carry out physical inventory counts on a monthly basis at each store and distribution location to ensure that the amounts reflected in the consolidated financial statements at each reporting period are properly stated and valued. We record write-downs to inventory for shrinkage losses and damaged merchandise that are identified during the inventory counts. The inventory write-downs for the three and six months ended September 30, 2010 and 2009 have been immaterial.

Recent Accounting Pronouncements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company adopted this standard and the standard did not have material effect on the Company's consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and are to be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated statements.

In January 2010, FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts accounting standards regarding non-controlling interests.  If an entity has previously adopted the non-controlling interests accounting standards as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted non-controlling interests accounting standards. The adoption of this ASU did not have a material impact on its consolidated statements.

In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosures standards, except for the disclosures to be adopted for fiscal year beginning after December 15, 2010, and the adoption of this ASU did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Results of Operations

Results of Operations - Three Months ended September 30, 2010 as compared to the Three Months ended September 30, 2009

The following table summarizes our results of operations for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,
	2010		2009
		Percentage		Percentage
		of		of
	Amount	total revenue	Amount	total revenue
Revenues	$15,678,170	100.0%	$12,258,573	100.0%
Gross Profit	$4,408,112	28.1%	$3,498,876	28.5%
Selling Expenses	$1,179,515	7.5%	$596,382	4.9%
General and Administrative Expenses	$757,372	4.8%	$565,134	4.6%
Income from Operations	$2,471,225	15.8%	$2,337,360	19.1%
Other Income (Expense), Net	$5,781	0.0%	$3,608	0.0%
Change in Fair Value of Purchase Option
Derivative Liability	$(85,993)	(0.5%)	$-	-%
Income Tax Expenses	$763,564	4.9%	$637,372	5.20%
Net Income	$1,627,449	10.4%	$1,703,596	13.9%

Revenue. Our revenue increased by $3,419,597 or 27.9% to $15,678,170 for the three months ended September 30, 2010 from $12,258,573 for the three months ended September 30, 2009 due to the opening of new store locations and increased same store sales. Of this increase, $366,844 or 10.7% of the increase was attributable to new stores, with the remainder attributable to our maturing stores. We operated 46 stores as of September 30, 2010, as compared to 22 stores as of September 30, 2009. We anticipate that our overall revenue will continue to increase as we open additional stores.

Gross Profit. Our gross profit increased by $909,236 or 26.0% to $4,408,112 for the three months ended September 30, 2010 from $3,498,876 for the three months ended September 30, 2009. Our gross margin remained relatively constant, but slightly decreased to 28.1% for the three months ended September 30, 2010 from 28.5% for the three months ended September 30, 2009. We anticipate that our overall gross profit will continue to increase as our sales increase. Additionally, we anticipate that our gross margin will increase as we will be able to obtain better pricing terms from our suppliers and achieve further economies of scale as a result of purchasing larger quantities of products. However, in order to increase sales volume we may lower our prices which may have an adverse effect on our margins. We presently do not privately label any of our products and are constantly adjusting our product mix to meet customer demand and to maximize our gross margin.

Selling Expenses. Our selling expenses increased by $583,133 or 97.8% to $1,179,515 for the three months ended September 30, 2010 from $596,382 for the three months ended September 30, 2009. The increase in selling expenses was primarily a result of operating additional store locations. Selling expenses as a percentage of our revenue increased to 7.5% for the three months ended September 30, 2010 from 4.9% for the three months ended September 30, 2009. We expect that our selling expenses will increase as we continue to expand our store network within Zhejiang Province.

General and Administrative Expenses. Our general and administrative expenses increased by $192,238 or 5.7% to $757,372 for the three months ended September 30, 2010 from $565,134 for the three months ended September 30, 2009. General and administrative expenses as a percentage of our revenue increased to 4.8% for the three months ended September 30, 2010 as compared to 4.6% for the three months ended September 30, 2009. The increase in general administrative expenses relate to our operating as a US publicly traded company during the three months ended September 30, 2010. As we continue to open drugstores in Hangzhou and to expand into other cities within Zhejiang Province, further develop our infrastructure, and incur expenses related to being a U.S. public company, we anticipate that our general and administrative expenses will increase in absolute dollars as well as a percentage of total revenues.

Income from Operations. As a result of the increased operating expenses, our income from operations increased by $133,865 or 5.7% to $2,471,225 for the three months ended September 30, 2010 from $2,337,360 for the three months ended September 30, 2009. Our operating margin for the three months ended September 30, 2010 and 2009 was 15.8% and 19.1%, respectively.

Income Taxes. Our income tax expense increased to $763,564 for the three months ended September 30, 2010 from $637,372 for the three months ended September 30, 2009. Our effective tax rate increased from 27.2% for the three months ended September 30, 2009 to 31.9% for the three months ended September 30, 2010.

Net Income. As a result of the foregoing, our net income decreased to $1,627,449 for the three months ended September 30, 2010 from $1,703,596 for the three months ended September 30, 2009.

Results of Operations - Six Months ended September 30, 2010 as compared to the Six Months ended September 30, 2009

The following table summarizes our results of operations for the six months ended September 30, 2010 and 2009.

	Six Months Ended
	September 30,
	2010		2009
		Percentage		Percentage
		of		of
	Amount	total revenue	Amount	total revenue
Revenues	$30,885,598	100.0%	$23,940,037	100.0%
Gross Profit	$9,022,008	29.2%	$6,522,772	27.2%
Selling Expenses	$2,002,873	6.5%	$1,074,159	4.5%
General and Administrative Expenses	$1,531,134	5.0%	$930,344	3.9%
Income from Operations	$5,488,001	17.8%	$4,518,269	18.9%
Other Income (Expense), Net	$(51,751)	(0.2)%	$10,243	0.0%
Change in Fair Value of Purchase Option
Derivative Liability	$(28,049)	(0.1)%	$-	-%
Income Tax Expenses	$1,628,288	5.3%	$1,225,755	5.1%
Net Income	$3,779,913	12.2%	$3,302,757	13.8%

Revenue. Our revenue increased by $6,945,561 or 29.0% to $30,885,598 for the six months ended September 30, 2010 from $23,940,037 for the six months ended September 30, 2009 due to the opening of new store locations and increased same store sales. Of this increase, $2,093,363 or 30% of the increase was attributable to new stores, with the remainder attributable to our maturing stores. We operated 46 stores as of September 30, 2010, as compared to 22 stores as of September 30, 2009. We anticipate that our overall revenue will continue to increase as we open additional stores.

Gross Profit. Our gross profit increased by $2,499,236 or 38.3% to $9,022,008 for the six months ended September 30, 2010 from $6,522,772 for the six months ended September 30, 2009. Our gross margin increased from 27.2% for the six months ended September 30, 2009 to 29.2% for the six months ended September 30, 2010. We anticipate that our overall gross profit will continue to increase as our sales increase. Additionally, we anticipate that our gross margin will increase as we will be able to obtain better pricing terms from our suppliers and achieve further economies of scale as a result of purchasing larger quantities of products. However, in order to increase sales volume we may lower our prices which may have an adverse effect on our margins. We presently do not privately label any of our products and are constantly adjusting our product mix to meet customer demand and to maximize our gross margin.

Selling Expenses. Our selling expenses increased by $928,714 or 86.5% to $2,002,873 for the six months ended September 30, 2010 from $1,074,159 for the six months ended September 30, 2009. The increase in selling expenses was primarily a result of operating additional store locations. Selling expenses as a percentage of our revenue increased to 6.5% for the six months ended September 30, 2010 from 4.5% for the six months ended September 30, 2009. We expect that our selling expenses will increase as we continue to expand our store network within Zhejiang Province.

General and Administrative Expenses. Our general and administrative expenses increased by $600,790 or 64.6% to $1,531,134 for the six months ended September 30, 2010 from $930,344 for the six months ended September 30, 2009. General and administrative expenses as a percentage of our revenue increased to 5.0% for the six months ended September 30, 2010 as compared to 3.9% for the six months ended September 30, 2009. The increase in general administrative expenses relate to our operating as a US publicly traded company during the six months ended September 30, 2010. As we continue to open drugstores in Hangzhou and to expand into other cities within Zhejiang Province, further develop our infrastructure, and incur expenses related to being a U.S. public company, we anticipate that our general and administrative expenses will increase in absolute dollars as well as a percentage of total revenues.

Income from Operations. As a result of the increased gross margin, our income from operations increased by $969,732 or 21.5% to $5,488,001 for the six months ended September 30, 2010 from $4,518,269 for the six months ended September 30, 2009. Our operating margin for the six months ended September 30, 2010 and 2009 was 17.8% and 18.9%, respectively.

Income Taxes. Our income tax expense increased to $1,628,288 for the six months ended September 30, 2010 from $1,225,755 for the six months ended September 30, 2009 as a result of increased operating income. Our effective tax rate increased from 27.1% for the six months ended September 30, 2009 to 30.1% for the six months ended September 30, 2010.

Net Income. As a result of the foregoing, our net income increased to $3,779,913 for the six months ended September 30, 2010 from $3,302,757 for the six months ended September 30, 2009.

Liquidity

Six months ended September 30, 2010

For the six months ended September 30, 2010, we used cash in operating activities of $1,734,706, as compared to cash generated by operating activities of $355,633 for the six months ended September 30, 2009. The decrease is primarily attributable an increase in advances to suppliers of $2,109,175, prepaid- noncurrent of $418,806, and other current assets of $383,296 from the six months ended September 30, 2009 to September 30, 2010.

We used $709,697 in investing activities during the six months ended September 30, 2010, as compared to cash used in investing activities of $233,735 during the six months ended September 30, 2009 as a result of new store openings during the six months ended September 30, 2010.

Cash provided by financing activities was $14,990,855 for the six months ended September 30, 2010, as compared to cash used in financing activities of $307,838 for the six months ended September 30, 2009. The increase is due to the equity offering which raised $16 million in net proceeds, after deducting underwriter discount, commission, and offering expenses.

As of November 10, 2010, we had cash of $12,421,305. Our total current assets as of September 30, 2010 were $33,689,633 and our total liabilities, excluding $430,500 of derivative liability, were $6,782,649, which resulted in a net working capital of $26,906,984 as of September 30, 2010.

Capital Resources

In April 2010, we sold 3.5 million shares of common stock in a public offering at a price of $5.00 per share for gross proceeds of approximately $17.5 million. We anticipate that our existing capital resources will enable us to continue to add new drugstores in Zhejiang Province. However, if we make a significant acquisition that cannot be financed with our working capital, we may need to raise additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Years ending March 31,

2011	$1,130,704
2012	2,053,389
2013	1,705,958
2014	1,391,605
2015	1,031,316
Thereafter	814,566

Logistics Services Commitments

We use a third party service provider, Zhejiang Yingte Logistics Co., Ltd., ("Yingte") to accept goods from our suppliers and to deliver the goods to our store locations. On January 1, 2010 we entered into a one year agreement with Yingte and are obligated to pay 1% of the purchase price of the goods received from our suppliers by Yingte during the term of the agreement, from January 1, 2010 to December 31, 2010, with a contractual minimum of RMB 2,900,000.

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

Exchange Rates

HJ Group maintains its books and records in Renminbi (“RMB”), the lawful currency of the PRC. In general, for consolidation purposes, we translate the HJ Group’s assets and liabilities into US$ using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of  their financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	September 30, 2010	March 31, 2010	September 30, 2009
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1:RMB 0.1497	USD1:RMB0.14670	USD1:RMB0.14670

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD1:RMB 0.14732	USD1:RMB0.14664	USD1:RMB0.146626

No representation is made that RMB amounts have been, or would be, converted into U.S. Dollars at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level.

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

Item 1A. Risk Factors.

As of and for the three and six months ended September 30, 2010, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Reserved.

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit
Number	Description
2	Share Exchange Agreement among Kerrisdale Mining Corporation ("Kerrisdale"), certain of its stockholders, Renovation Investment (Hong Kong) Co., Ltd.
("Renovation") and its shareholders dated September 17, 2009 (1)
3.1	Articles of Incorporation of Kerrisdale (2)
3.2	Certificate of Amendment to Articles of Incorporation of Kerrisdale filed with the
Nevada Secretary of State on July 14, 2008 (3)
3.3	Articles of Merger between Kerrisdale Mining and China Jo-Jo Drugstores, Inc.
filed with the Nevada Secretary of State on September 22, 2009 (1)
3.4	Bylaws (2)
3.5	Text of Amendments to the Bylaws (3)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (8)
4.1	Specimen of Common Stock Certificate (2)
4.2	2010 Equity Incentive Plan (11)
10.1	Consulting Services Agreement between Zhejiang Jiuxin Investment Management Co.,
Ltd. ("Jiuxin Management") and Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd.
("Jiuzhou Pharmacy") dated August 1, 2009 (1)

10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated
August 1, 2009 (1)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (1)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated
August 1, 2009 (1)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (1)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou
Clinic of Integrated Traditional and Western Medicine (General Partnership)
("Jiuzhou Clinic") dated August 1, 2009 (1)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated
August 1, 2009 (1)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (1)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated
August 1, 2009 (1)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (1)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou
Medical & Public Health Service Co., Ltd. ("Jiuzhou Service") dated August 1, 2009 (1)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated
August 1, 2009 (1)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (1)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated
August 1, 2009 (1)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (1)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou
Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated
October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou
Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou
Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated
October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou
Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou
Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated
October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou
Service dated October 27, 2009 (4)
10.28	Director Offer Letter with Marc Thomas Serrio dated March 15, 2010 (6)
10.29	Indemnification Agreement with Marc Thomas Serrio dated March 15, 2010 (6)
10.30	Loanout Agreement with Worldwide Officers, Inc. dated May 14, 2010 (9)
10.31	Indemnification Agreement with Mr. Bennet Tchaikovsky dated May 14, 2010 (9)

31.1	Section 302 Certification by the Corporation's Chief Executive Officer *
31.2	Section 302 Certification by the Corporation's Chief Financial Officer *
32.1	Section 906 Certification by the Corporation's Chief Executive Officer *
32.2	Section 906 Certification by the Corporation's Chief Financial Officer *
99.1	Agreement between Jiuzhou Pharmacy and Yingte Logistics Co., Ltd. ("Yingte
Logistics") dated January 1, 2009 (1)
99.2	Form of CFO Services Agreement entered into between Jiuzhou Pharmacy and Worldwide
Officers, Inc. on July 30, 2009 (5)
99.3	Agreement between Jiuzhou Pharmacy and Yingte Logistics dated January 1, 2010 (7)
99.4	Project Agreement between The People's Government of Qianhong Village, Lin'an,
Zhejiang Province (the "Qianhong Local Government") and Jiuzhou Pharmacy dated
February 27, 2010 (10)
99.5	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou
Pharmacy dated February 27, 2010 (10)

*	Filed herewith
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
(10)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed on June 29, 2010.
(11)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on November [3], 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Jo-Jo Drugstores, Inc.
(Registrant)

Date: November 15, 2010	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer