Form 10-Q
period 2010-12-31
CHINA JO-JO DRUGSTORES, INC.
filed 2011-02-14
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
Exchange Act Of 1934

For the quarterly period ended: December 31, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 13,519,434 shares issued and outstanding as of February 11, 2011.

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

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	MARCH 31,
	2010	2010
	(Unaudited)

A S S E T S

CURRENT ASSETS
Cash	$6,854,386	$801,593
Restricted cash	1,199,492	746,703
Accounts receivable, trade, net	3,480,746	1,228,294
Inventories	5,184,838	3,770,411
Other receivables	650,912	282,073
Advances to suppliers	18,070,653	6,850,240
Other current assets	1,795,162	1,331,167
Total current assets	37,236,189	15,010,481

PROPERTY AND EQUIPMENT, net	3,063,150	1,186,292

OTHER ASSETS
Goodwill	460,602
Long term deposit	2,390,449	2,311,661
Prepaid - noncurrent	5,927,597	5,508,963
Total other assets	8,778,648	7,820,624

Total assets	$49,077,987	$24,017,397

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
Accounts payable, trade	$4,389,305	$2,330,317
Notes payable	2,689,880	1,464,241
Other payables	174,630	225,716
Other payables - related parties	880,058	935,000
Taxes payable	1,238,004	1,235,083
Accrued liabilities	115,828	257,091
Short-term loans	-	880,200
Total current liabilities	9,487,705	7,327,648
Purchase option derivative liability	310,905	-
Total liabilities	9,798,610	7,327,648

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock; $0.001 par value; 500,000,000 and 250,000,000
shares authorized; 13,519,434 and 10,000,000 shares issued
and outstanding as of December 31, 2010 and March 31, 2010,
respectively	13,519	10,000
Paid-in capital	16,278,425	877,884
Statutory reserves	1,309,109	1,309,109
Retained earnings	20,872,382	14,855,016
Accumulated other comprehensive income (loss)	805,942	(362,260)
Total shareholders' equity	39,279,377	16,689,749

Total liabilities and shareholders' equity	$49,077,987	$24,017,397

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
REVENUES, NET	$18,042,309	$14,923,706	$48,927,907	$38,863,743

COST OF GOODS SOLD	12,713,181	10,156,871	34,576,771	27,574,136

GROSS PROFIT	5,329,128	4,766,835	14,351,136	11,289,607

SELLING EXPENSES	1,337,055	912,312	3,339,928	1,986,471
GENERAL & ADMINISTRATIVE EXPENSES	1,227,520	441,861	2,758,654	1,372,205
OPERATING EXPENSES	2,564,575	1,354,173	6,098,582	3,358,676

INCOME FROM OPERATIONS	2,764,553	3,412,662	8,252,554	7,930,931

OTHER INCOME (EXPENSE), NET	112,736	31,557	60,985	41,800
CHANGE IN FAIR VALUE OF PURCHASE OPTION DERIVATIVE LIABILITY	119,595	-	91,546	-

INCOME BEFORE INCOME TAXES	2,996,884	3,444,219	8,405,085	7,972,731

PROVISION FOR INCOME TAXES	759,431	797,866	2,387,719	2,023,621

NET INCOME	2,237,453	2,646,353	6,017,366	5,949,110

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	514,170	1,520	1,168,202	12,691

COMPREHENSIVE INCOME	$2,751,623	$2,647,873	$7,185,568	$5,961,801

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	13,500,002	10,000,000	13,220,002	8,704,745
Diluted	13,500,002	10,000,000	13,220,002	8,704,745

EARNINGS PER SHARES:
Basic	$0.17	$0.26	$0.46	$0.68
Diluted	$0.17	$0.26	$0.46	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
	Common Stock			Retained Earnings		other
	Number of		Paid-in	Statutory		comprehensive
	shares	Amount	capital	reserves	Unrestricted	income (loss)	Total
BALANCE, March 31, 2009	7,900,000	$7,900	$669,700	$1,309,109	$5,033,275	$(362,437)	$6,657,547

Shares issued for reorganization on
September 17, 2009	2,100,000	2,100	(2,100)				-
Stock-based compensation			202,120				202,120
Net income					5,949,110		5,949,110
Shareholder contribution			8,164				8,164
Foreign currency translation adjustments						12,691	12,691

BALANCE, December 31, 2009 (Unaudited)	10,000,000	$10,000	$877,884	$1,309,109	$10,982,385	$(349,746)	$12,829,632

Net income					3,872,631		3,872,631
Foreign currency translation adjustments						(12,514)	(12,514)

BALANCE, March 31, 2010	10,000,000	$10,000	$877,884	$1,309,109	$14,855,016	$(362,260)	$16,689,749

Issuance of common stock	3,500,000	3,500	15,705,108				15,708,608
Fractional shares due to the
one-for-two reverse split	2	-	-				-
Reclassification of purchase option to
derivative liabilities			(402,451)				(402,451)
Stock-based compensation	19,432	19	97,884				97,903
Net income					6,017,366		6,017,366
Foreign currency translation adjustments						1,168,202	1,168,202

BALANCE, December 31, 2010 (Unaudited)	13,519,434	$13,519	$16,278,425	$1,309,109	$20,872,382	$805,942	$39,279,377

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine months ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,017,366	$5,949,110
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	627,387	389,809
Stock compensation	80,445	126,325
Allowance for uncollected accounts	130,170	-
Change in fair value of purchase option derivative liability	(91,546)	-
Changes in operating assets:
Accounts receivable, trade	(2,292,087)	(655,559)
Inventories	(1,257,608)	(729,858)
Other receivables	(351,317)	(297,283)
Advances to suppliers	(10,724,139)	(1,320,177)
Advances to suppliers - related parties	-	(388,673)
Other current assets	(501,851)	(889,536)
Long term deposit	-	(308,803)
Prepaid - noncurrent	(337,058)	-
Changes in operating liabilities:
Accounts payable, trade	1,935,978	(2,007,814)
Other payables and accrued liabilities	(282,608)	722,378
Taxes payable	(38,313)	313,101
Net cash (used in) provided by operating activities	(7,085,181)	903,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(329,824)	(57,110)
Additions to leasehold improvements	(755,402)	(263,619)
Payments on construction in progress	(1,011,271)	-
Cash paid for business acquisition	(593,440)	-
Net cash used in investing activities	(2,689,937)	(320,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(417,930)	(362,349)
Proceeds from notes payable	1,149,847	-
Proceeds from equity financing	15,708,608	-
Proceeds from short-term loans	-	1,466,400
Payments on short-term loans	(890,160)	(1,466,400)
Payments on other payables-related parties	(54,942)	-
Net cash provided by (used in) financing activities	15,495,423	(362,349)

EFFECT OF EXCHANGE RATE ON CASH	332,488	10,685

INCREASE IN CASH	6,052,793	230,627

CASH, beginning of period	801,593	996,302

CASH, end of period	$6,854,386	$1,226,929

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$23,587	$53,519
Cash paid for income taxes	$2,474,812	$1,817,371

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS KERRISDALE MINING CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

Note 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

China Jo-Jo Drugstores, Inc. (“Jo-Jo Drugstores” or the “Company”), was incorporated in Nevada on December 19, 2006, originally under the name “Kerrisdale Mining Corporation.” On September 24, 2009, the Company changed its name to “China Jo-Jo Drugstores, Inc.” in connection with a share exchange transaction as described below.

On September 17, 2009, the Company completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. ("Renovation"), where by 7,900,000 shares of common stock to the stockholders of Renovation in exchange for 100% of the capital stock of Renovation. The completion of the share exchange transaction resulted in a change of control. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Renovation (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction.

Renovation was incorporated on September 2, 2008, under the laws of Hong Kong Special Administrative Region (“Hong Kong”). Renovation has no substantive operations of its own except for its holding of Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”), its wholly owned subsidiary. Through Jiuxin Management, the Company controls three companies through certain exclusive agreements discussed below, that operate a chain of pharmacies in the People’s Republic of China (“PRC” or “China”), namely, Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”, and collectively with Jiuzhou Pharmacy and Jiuzhou Clinic as “HJ Group”).

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

The paid-in capital of all three HJ Group companies was funded by the majority shareholders of Renovation. PRC law currently has limits on foreign ownership of companies in certain industries, including those of HJ Group. To comply with these foreign ownership restrictions, on August 1, 2009, Jiuxin Management entered into a series of exclusive agreements with HJ Group and the Owners (collectively the “Contractual Arrangements”) as follows:

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

(4)
Under the Voting Rights Proxy Agreement, the Owners have authorized any designee of Jiuxin Management to exercise all of their respective voting rights as owners of HJ Group. The Voting Rights Proxy Agreement shall remain in effect for the maximum period of time permitted by law.

(5)
Under the Option Agreement, the Owners have granted Jiuxin Management the exclusive right and option to acquire all of their equity interests in HJ Group. The Option Agreement shall remain in effect for the maximum period time permitted by law.

As a result of the Contractual Arrangements, which obligate the Company to absorb all of the risks of loss from HJ Group’s activities and enable the Company to receive all of HJ Group’s expected residual returns, the Company accounts for each HJ Group company as a Variable Interest Entity (“VIE”) under Financial Accounting Standards Board’s (“FASB”) accounting standard. Accordingly, the financial statements of HJ Group are consolidated into the financial statements of the Company.

On July 16, 2010, Zhejiang Shouantang Pharmaceutical Technology Co., Ltd (“Shouantang”) was established in the PRC by Renovation with registered capital of $20,000,000. As of December 31, 2010, $11,000,000 was paid, and the remaining $9,000,000 of registered capital is to be paid within two years by July 16, 2012. On November 19, 2010, Shouantang entered into Equity Ownership Transfer Agreements with the owners of Zhejiang Quannuo Technology Co., Ltd. (“Quannuo Technology”) to acquire 100% of the equity interests of Quannuo Technology and its subsidiary, Quannuo Grand Pharmacy Co., Ltd. (“Quannuo Pharmacy”), which includes one drugstore. (See Note 15)  Quannuo Technology focuses on developing software for online drugstores. Due to the reorganization, Quannuo Technology has had limited operation since the acquisition.

On August 10, 2010, Hangzhou Jiuxin Qianhong Agriculture Development Co., Ltd. (“Qianhong”) was established in the PRC by Jiuxin Management with registered capital of $1,480,000 (RMB 10,000,000). As of December 31, 2010, all of the registered capital was contributed.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The reporting entities

The Company’s consolidated financial statements reflect the activities of the Company and the following subsidiaries and VIEs:

Subsidiaries	Incorporated in	Percentage of Ownership
Renovation	Hong Kong	100%
Jiuxin Management	PRC	100%
Shouantang	PRC	100%
Qianhong	PRC	100%
Jiuzhou Pharmacy	PRC	VIE by Contractual Arrangements
Jiuzhou Clinic	PRC	VIE by Contractual Arrangements
Jiuzhou Service	PRC	VIE by Contractual Arrangements

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

Control and common control is defined under the accounting standards as “an individual, enterprise, or immediate family members who hold more than 50 percent of the voting ownership interest of each entity.” Because Lei Liu, Li Qi, and Chong’an Jin collectively own 100% of HJ Group and have agreed to vote their interests in concert since the establishment of each HJ Group company as memorialized the Voting Rights Proxy Agreement, the Company believes that these three individuals collectively have control and common control of HJ Group. Accordingly, the Company believes that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service were constructively held under common control by Jiuxin Management as of the time the Contractual Agreements were entered into, establishing Jiuxin Management as their primary beneficiary. Jiuxin Management, in turn, is owned by Renovation.

Although the Company has determined that the accounting standards regarding consolidation of VIEs do not provide for retroactive accounting treatment, HJ Group in substance were controlled by the same three individuals on September 9, 2003, October 10, 2003, and November 2, 2005, the establishment dates of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, respectively. Such common control conditions resulted in the share exchange transaction to be a capital transaction in substance, reflected as a recapitalization, and the Company has accordingly recorded the consolidation of Renovation at its historical cost.

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

In connection with the public offering of the Company’s common stock that closed on April 28, 2010, the Company issued to its underwriters, Madison Williams and Company and Rodman & Renshaw, LLC, an option for $100 to purchase up to a total of 105,000 shares of common stock (3% of the shares sold in the public offering) at $6.25 per share (125% of the price of the shares sold in the public offering). The option is exercisable commencing on October 23, 2010 and expires on April 22, 2015.

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value. The Company recognized a gain of $119,595 and $91,546 from the change in fair value of the option liability for the three and nine months ended December 31, 2010, respectively. There was no option outstanding as of December 31, 2009.

This option does not trade in an active securities market, and as such, the Company estimates the fair value of this option using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) on the date that the option was originally issued and as of December 31, 2010 using the following assumptions:

	Underwriter Purchase Option
	April 22,	December 31,
	2010	2010 (1)
	(Unaudited)	(Unaudited)
Stock price	$4.78	$4.20
Exercise price	$6.25	$6.25
Annual dividend yield	0%	0%
Expected term (years)	5.00	4.30
Risk-free interest rate	2.57%	2.01%
Expected volatility	120%	110%

(1)	As of December 31, 2010, the option to purchase 105,000 shares of common stock had not been exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of December 31, 2010 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2010:

	Carrying Value at December 31, 2010	Fair Value Measurement at December 31, 2010
		Level 1	Level 2	Level 3
Purchase option derivative liability (unaudited)	$310,905	$—	$310,905	$—

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

Revenue from sales of merchandise to non-retail customers is recognized when the following conditions are met: (1) persuasive evidence of an arrangement exists (sales agreements and customer purchase orders are used to determine the existence of an arrangement); (2) delivery of goods has occurred and risks and benefits of ownership have been transferred, which is when the goods are received by the customer at its designated location in accordance with the sales terms; (3) the sales price is fixed or determinable; and (4) collectability is probable. Historically, sales returns have been de minimis.

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

Restricted cash

The Company’s restricted cash consists of cash in a bank as security for its notes payable. The Company has notes payable outstanding with the bank and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. The notes payable are generally short term in nature due to their short maturity period of six to nine months; thus, restricted cash is classified as a current asset. Restricted cash and notes payable amounted to $1,199,492 and $2,689,880 as of December 31, 2010, respectively, and $746,703 and $1,464,241 as of March 31, 2010, respectively.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management, based on historical experience and current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate. The ultimate collection of the Company’s accounts receivable may take one year. Delinquent account balances are reserved after management determines that the likelihood of collection is not probable, and known bad debts are written-off against allowance for doubtful accounts when identified. As of December 31, 2010 and March 31, 2010, the allowance for doubtful accounts was $133,100 and $0, respectively.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes there was no impairment as of December 31, 2010 and March 31, 2010.

Income taxes

The Company records income taxes pursuant to the accounting standards for income taxes. These standards require the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due and the net change in deferred taxes.  A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.  As of December 31, 2010 and March 31, 2010, the Company did not have any net deferred tax assets or liabilities.

The FASB’s accounting standards clarify the accounting and disclosure for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  Under these standards, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties or interest incurred relating to underpayment of income taxes are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended December 31, 2010 and 2009.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Value added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products are sold in the PRC and are subject to a VAT on the gross sales price. The VAT rates vary from 0% to 17%, depending on the type of products sold. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded VAT payable and VAT receivable net of payments in the accompanying financial statements. The VAT tax return is filed offsetting the payables against the receivables.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs amounted to $169,609 and $185,551 for the three months ended December 31, 2010 and 2009, respectively, and $312,267 and $311,659 for the nine months ended December 31, 2010 and 2009, respectively. Advertising and promotion costs consist primarily of print and television advertisements.

Pre-opening costs

Expenditures related to the opening of new drugstores, other than expenditures for property and equipment, are expensed as incurred.

Vendor allowances

The Company accounts for vendor allowances by reducing the carrying value of inventories which are subsequently transferred to cost of goods sold when the inventories are sold, unless those allowances are specifically identified as reimbursements for advertising, promotion and other services, in which case they are recognized as a reduction of the related advertising and promotion or other service costs.

The Company recognized vendor allowances of $102,883 and $81,498 in cost of goods sold for the three months ended December 31, 2010 and 2009, respectively, and $484,521 and $188,278 for the nine months ended December 31, 2010 and 2009, respectively.

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

The accounting standard, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income and loss consist only of changes in foreign currency exchange rates. Accumulated other comprehensive income in the statement of shareholders’ equity amounted to $805,942 as of December 31, 2010.  Accumulated other comprehensive loss in the statement of shareholders’ equity amounted to $362,260 as of March 31, 2010. The balance sheet amounts with the exception of equity at December 31, 2010 and March 31, 2010 were translated at 1 RMB to $0.1517 USD and at 1 RMB to $0.1467 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the nine months ended December 31, 2010 and 2009 were at 1 RMB to $0.14836 USD and at 1 RMB to $0.14664 USD, respectively.  The average translation rates applied to income statement amounts for the three months ended December 31, 2010 and 2009 were at 1 RMB to $0.15042 USD and at 1 RMB to $0.14667 USD, respectively.

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

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board insured limits. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of December 31, 2010 and March 31, 2010, the Company had deposits totaling $8,053,878 and $1,533,175 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the nine months ended December 31, 2010 and 2009, all of the Company’s sales and purchases arose in the PRC. No single customer accounted for 10% or more of the Company’s total revenues for the three and nine months ended December 31, 2010 and 2009, respectively.

For the three months ended December 31, 2010, three vendors collectively accounted for 28% of the Company’s total purchases and 11% of total inventory prepayment as of December 31, 2010. For the three months ended December 31, 2009, two vendors collectively accounted for 24% of the Company’s total purchases and 32% of total accounts payable, and 16% of total purchase deposits as of December 31, 2009.

For the nine months ended December 31, 2010, three vendors collectively accounted for 35% of the Company’s total purchases and 27% of total inventory prepayment as of December 31, 2010. For the nine months ended December 31, 2009, one vendor accounted for 17% of the Company’s total purchases and 15% of the total accounts payable as of December 31, 2009.

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: (1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  (2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: (1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosures standards, except for the disclosures to be adopted for fiscal year beginning after December 15, 2010, and the adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual testes if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Note 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2010 (unaudited)	March 31, 2010
Prepaid rental expenses	$1,426,557	$1,205,881
Lease rights transfer fees (1)	251,109	92,021
Prepaid expenses and other current assets	87,496	33,265
Total	$1,765,162	$1,331,167

(1)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2010 and March 31, 2010 consisted of the following:

	December 31, 2010 (unaudited)	March 31, 2010
Leasehold improvements	$3,449,263	$2,588,627
Office equipment and furniture	763,568	379,668
Motor vehicles	229,803	162,665
Total	4,442,634	3,130,960
Less: Accumulated depreciation	(2,413,522)	(1,944,668)
Construction-in-progress	1,034,038	-
Property and equipment, net	$3,063,150	$1,186,292

Construction in progress included two store locations that the Company purchased during the fourth quarter of 2010.  The stores are currently under remodeling and are not in operation.  No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

Total depreciation expense for property and equipment was $89,006 and $141,062 for the three months ended December 31, 2010 and 2009, respectively, and $393,708 and $389,809 for the nine months ended December 31, 2010 and 2009, respectively.

Note 5 – ADVANCES TO SUPPLIERS

Advances to suppliers are money deposited with or advanced to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of December 31, 2010 and March 31, 2010, advances to suppliers amounted to $18,070,653 and $6,850,240, respectively.

Note 6 – LONG TERM DEPOSITS

Long term deposits include money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits. As of December 31, 2010 and March 31, 2010, long term deposits for retail leases amounted to $2,390,449 and $2,311,661, respectively.

Note 7 – PREPAID - NONCURRENT

Prepaid – noncurrent consist of the following:

	December 31, 2010 (unaudited)	March 31, 2010
Prepayment for lease of land use right – noncurrent (1)	$4,285,525	$4,254,300
Prepayment for new entity (2)	1,061,900	1,026,900
Lease rights transfer fees-noncurrent	580,172	227,763
Total	$5,927,597	$5,508,963

(1)	Prepayment for lease of land use right is a payment made to a local government in connection with entering into a 30-year operating land lease agreement.
(2)	In connection with the same lease agreement, the Company prepaid $1,047,900 (RMB 7,000,000) to establish Qianhong.

Note 8 – STATUORY RESERVES

Statutory reserves represent restricted retained earnings. Based on their legal formation, all PRC entities are required to set aside 10% of their net incomes as reported in their statutory accounts on an annual basis to the Statutory Surplus Reserve Fund (the “Reserve Fund”). Once the total amount set aside in the Reserve Fund reaches 50% of an entity’s registered capital, further appropriations are discretionary. The Reserve Fund can be used to increase the entity’s registered capital upon approval by relevant government authorities or eliminate its future losses under PRC GAAP upon a resolution by its board of directors. The Reserve Fund is not distributable to shareholders, as cash dividend or otherwise, except in the event of liquidation.

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and nine months ended December 31, 2010 and 2009, the Company did not make any appropriations to the Reserve Fund, as Jiuzhou Pharmacy fulfilled the 50% registered capital requirement as of March 31, 2009.  The other subsidiaries were still in the development stage and had not allocated any contribution to the statutory surplus reserve fund.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 9 – TAXES

Income tax

The Company is registered in Nevada whereas its subsidiary, Renovation, is registered in Hong Kong, and conducts all of its business through Renovation’s subsidiary, Jiuxin Management, and the three PRC VIEs, Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service.  Jiuxin Management and the VIEs are subject to PRC tax laws. Renovation's other subsidiary, Shouantang, and Jiuxin Management's subsidiary, Qianhong, are also subject to PRC tax laws.

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

The following table reconciles the U.S. statutory tax rates to the Company's effective tax rate for the three months ended December 31, 2010 and 2009:

	2010	2009
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
China income taxes	25	25
Effective tax rate	25%	25%

The following table reconciles the U.S. statutory tax rates to the Company's effective tax rate for the nine months ended December 31, 2010 and 2009:

	2010	2009
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
China income taxes	25	25
Other (a)	3	-
Effective tax rate	28%	25%

(a)	The 3% for the nine months ended December 31, 2010 represents expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2010. As of December 31, 2010, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $684,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2010. The valuation allowance at December 31, 2010 was $232,000. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. The Company did not have operating loss as of March 31, 2010.

The Company had cumulative undistributed earnings of foreign subsidiaries of approximately $22.6 million as of December 31, 2010, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

VAT on sales and on purchases amounted to $2,942,855 and $2,187,304 for the three months ended December 31, 2010, respectively, and $2,379,548 and $1,672,385 for the three months ended December 31, 2009, respectively.

VAT on sales and on purchases amounted to $8,049,193 and $6,078,982 for the nine months ended December 31, 2010, respectively, and $6,213,137 and $4,524,153 for the nine months ended December 31, 2009, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at December 31, 2010 and March 31, 2010 consisted of the following:

	December 31, 2010 (unaudited)	March 31, 2010
VAT	$419,209	$341,989
Income tax	759,526	875,868
Others	59,269	17,226
Total taxes payable	$1,238,004	$1,235,083

Note 10 – SHORT-TERM LOANS

Short-term loans represent amounts due to various banks and are normally due on demand or within one year. These loans generally can be renewed with the banks. Short-term bank loans at December 31, 2010 and March 31, 2010, consisted of the following:

	December 31, 2010 (unaudited)	March 31, 2010
Two loans with Hangzhou Bank, due September 2010 with annual interest at 4.86%, secured by the personal properties of certain of the Company’s shareholders	$-	$586,800
Hangzhou Bank, due July 2010 with annual interest at 4.86%, secured by the personal properties of certain of the Company’s shareholders	$-	$293,400
Total	$-	$880,200

Interest expense amounted to $0 and $18,009 for the three months ended December 31, 2010 and 2009, respectively, and $23,587 and $53,519 for the nine months ended December 31, 2010 and 2009, respectively.

Note 11 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage of an employee’s current compensation as required by the local government. The Company contributed $34,686 and $33,717 in employment benefits and pension during the three months ended December 31, 2010 and 2009, respectively, and $75,446 and $67,858 during the nine months ended December 31, 2010 and 2009, respectively.

Note 12 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	December 31, 2010 (unaudited)	March 31, 2010
Amount due to directors (1):	$880,058	$935,000

(1)
As of December 31, 2010 and March 31, 2010, amount due to directors represents contributions from Li Qi, Chong’an Jin, and Lei Liu to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements. Such contributions are to be returned to these directors upon demand.

Note 13 – EARNINGS PER SHARE and CAPITAL TRANSACTIONS

Stock-based compensation

On September 1, 2009, pursuant to agreements entered on July 30, 2009, the shareholders of Renovation sold shares of Renovation to service providers including the Company’s chief financial officer and legal counsel which shares, after the share exchange transaction between the Company and Renovation on September 17, 2009, collectively represented 2.50% of the Company’s issued and outstanding common stock.

Using the fair value of services provided as of March 31, 2010, the Company estimated that the total stock compensation expense to be recognized from these transactions was $202,120. The Company recognized $126,325 as stock compensation expense for the year ended March 31, 2010. The remaining $75,795 was applied to accrued legal fees, which were expensed during the year ended March 31, 2009.

On March 15, 2010, the Company agreed to issue 6,897 shares (taking into account the 1-for-2 reverse stock split effected on April 9, 2010) of restricted common stock to a non—executive director for his annual service. The shares are vested in quarterly installments beginning on March 31, 2010 as follows: 321 shares on March 31, 2010, 1,720 shares on June 30, 2010, 1,739 shares on September 30, 2010, 1,730 shares on December 31, 2010 and 1,379 shares on March 13, 2010. The trading value of the Company’s common stock on March 15, 2010 was $5.80 (as adjusted for the 1-for-2 reverse split). $10,080 and $30,137 was charged to general and administrative expense for the three and nine months ended December 31, 2010, respectively.

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

On May 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel as partial payment for six months of legal services. The trading value of the Company’s common stock on May 1, 2010 was $4.80. $7,488 and $11,232 was charged to general and administrative expense for the three and nine months ended December 31, 2010, respectively.

On May 14, 2010, the Company entered into an agreement pursuant to which the Company agreed to issue 10,000 shares of restricted common stock to its chief financial officer upon the adoption of a stock incentive plan (the “Plan”) as part of his annual compensation. The shares are to vest as follows: 1,753 shares on June 30, 2010, 2,521 shares on September 30, 2010, 2,521 shares on December 31, 2010, 2,466 shares on March 31, 2011 and 739 shares on April 27, 2011. The trading value of the Company’s common stock on May 14, 2010 was $4.66 $11,748 and $31,665 was charged to general and administrative expense for the three and nine months ended December 31, 2010, respectively.

The Company also agreed under the agreement to issue 4,000 shares of restricted common stock from the Plan as a bonus to its chief financial officer. The trading value of the Company’s common stock on May 14, 2010 was $4.66. $0 and $18,640 was charged to general and administrative expense for the three and nine months ended December 31, 2010, respectively.

On November 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel as partial payment for six months of legal services. The trading value of the Company’s common stock on November 1, 2010 was $5.00, $3,900 was recorded as service compensation expense for the three and nine months ended December 31, 2010, respectively.

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

Earnings per share

The Company reports earnings per share in accordance with the provisions of the FASB’s related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution, but includes vested restricted stocks and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended December 31,
	2010 (unaudited)	2009 (unaudited)
Net income for earnings per share	$2,237,453	$2,646,353
Weighted average shares used in basic computation	13,500,002	10,000,000
Diluted effect of purchase options	-	-
Weighted average shares used in diluted computation	13,500,002	10,000,000
Earnings per share – Basic:	$0.17	$0.26
Earnings per share – Diluted:	$0.17	$0.26

	Nine months Ended December 31,
	2010 (unaudited)	2009 (unaudited)
Net income for earnings per share	$6,017,366	$5,949,110
Weighted average shares used in basic computation	13,220,002	8,704,745
Diluted effect of purchase options	-	-
Weighted average shares used in diluted computation	13,220,002	8,704,745
Earnings per share – Basic:	$0.46	$0.68
Earnings per share – Diluted:	$0.46	$0.68

For the three and nine months ended December 31, 2010, 105,000 shares underlying outstanding purchase options were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the three and nine months ended December 31, 2009, there was no outstanding purchase option.

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

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers by main segment is as follows:

	Three Months Ended December 31,
	2010 (unaudited)	2009 (unaudited)
Prescription Drugs	$6,517,673	$5,389,120
Over-The-Counter (OTC) Drugs	5,121,520	4,516,533
Nutritional Supplements	1,247,007	1,234,362
Traditional Chinese Medicine Products	2,484,452	2,776,579
Sundry Products	2,476,279	321,155
Medical Devices	195,378	685,957
Total	$18,042,309	$14,923,706

	Nine months Ended December 31,
	2010 (unaudited)	2009 (unaudited)
Prescription Drugs	$18,808,425	$14,181,479
Over-The-Counter (OTC) Drugs	16,462,132	11,895,897
Nutritional Supplements	4,746,812	4,568,279
Traditional Chinese Medicine Products	5,161,941	5,416,461
Sundry Products	3,125,282	983,974
Medical Devices	623,315	1,817,653
Total	$48,927,907	$38,863,743

Note 15 – Business combination

On November 19, 2010, Shouantang entered into Equity Ownership Transfer Agreements with the owners of Quannou Technology to acquire 100% of equity interests of Quannou Technology and its subsidiary, Quannou Pharmacy.  Quannou Technology focuses on developing software for online drugstores.

Shouantang acquired all assets and assumed all liabilities of Quannou Technology.  The consideration of the transaction included a cash payment of $606,800 (RMB 4,000,000) to pay off outstanding loans with the former owners, with the excess recording as goodwill of approximately $460,600.

The following table summarizes the net book value of the assets acquired and liabilities assumed at the date of acquisition.  Fair value of assets acquired and liabilities assumed approximated their book value.

Net Book Value
Current assets	$109,784
Property and equipment, net	95,302
Total assets	205,086
Total liabilities	(58,888)
Net assets	$146,198

Due to the reorganization, Quannou Technology has had limited operation since the acquisition.  The actual amounts of revenue and earnings of Quannou Technology was not included in the Company’s consolidated income statement from the date of the acquisitions, on November 19, 2010.

Note 16 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land that it has leased from a local government to be used potentially for the cultivation of Chinese medicinal herbs.

One of the Company's retail spaces and its corporate office are leased from Lei Liu, a director of the Company, under long-term operating lease agreements from August 2010 to August 2012 and from January 2008 to March 2012, respectively. The rent expense for the retail space and the corporate office amounted to $45,000 and $44,004 for the three months ended December 31, 2010 and 2009, respectively, and $133,524 and $131,976 for the nine months ended December 31, 2010 and 2009, respectively. Rent paid to Mr. Liu amounted to $0 and $175,968 for the three months ended December 31, 2010 and 2009, respectively, and $44,190 and $175,968 for the nine months ended December 31, 2010 and 2009, respectively.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Years ending March 31,	Amount
2011	$627,000
2012	2,337,000
2013	1,985,000
2014	1,667,000
2015	1,302,000
Thereafter	983,000

Total rent expense amounted to $624,177 and $416,702 for the three months ended December 31, 2010 and 2009, respectively, and $1,619,987 and $926,795 for the nine months ended December 31, 2010 and 2009, respectively.

As of December 31, 2010 and March 31, 2010, prepayment on retail and office leases amounted to $1,426,557 and $1,205,881, respectively.

Logistics services commitments

The Company renewed its agreement for logistics services (“Logistics Agreement”) with Zhejiang Yingte Logistics Co., Ltd. (“Yingte”) to provide logistics and other related services from January 1, 2011 to December 31, 2011. Pursuant to the Logistics Agreement, Yingte accepts goods from the Company’s suppliers, stores the goods and then delivers the goods to the Company’s store locations as directed by the Company, and the Company is required to pay Yingte 1% of the purchase price of the delivered goods. The Company is obligated to pay a minimum of RMB 3,900,000 annually (1% of RMB 390 million, the total minimum amount of goods to be delivered under the Logistics Agreement).

As of December 31, 2010 and March 31, 2010, the Company did not have any contingent liabilities.

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

On July 16, 2010, Zhejiang Shouantang Pharmaceutical Technology Co., Ltd (“Shouantang”) was established in the PRC by Renovation with registered capital of $20,000,000. As of December 31, 2010, $11,000,000 was contributed, and the remaining $9,000,000 due within two years by July 16, 2012.

On August 10, 2010, Hangzhou Jiuxin Qianhong Agriculture Development Co., Ltd. (“Qianhong”) was established in the PRC by Jiuxin Management with registered capital of $1,480,000 (RMB 10,000,000). As of December 31, 2010, all of the registered capital was contributed.

Developments during the Quarter

On November 2, 2010, we held our annual meeting of shareholders and voted upon (1) the election of nine directors to our board of directors, (2) the appointment of Frazer Frost, LLP (“Frazer Frost”) as our independent registered public accounting firm for our fiscal year ending March 31, 2011; and (3) our 2010 Equity Incentive Plan (the “Plan”). Pursuant to the votes, Lei Liu, Li Qi, Chong’an Jin, Shike Zhu, Marc Thomas Serrio, Bowen Zhao, Yuehai Ke, Shuizhen Wu and Xiaomeng Yu were elected to serve as directors, Frazer Frost was ratified as our independent registered public accounting firm, and the Plan was approved.

On November 19, 2010, Shouantang entered into Equity Ownership Transfer Agreements with the owners of Zhejiang Quannuo Technology Co., Ltd. (“Quannuo Technology”) to acquire 100% of equity interests of Quannuo Technology and its subsidiary, Quannuo Grand Pharmacy Co., Ltd., which includes one drugstore.  Quannuo Technology focuses on developing software for online drugstores. Due to the reorganization, Quannuo Technology has had limited operation since the acquisition.

In December 2011, we obtained retail licenses to sell alcohol for 40 of our pharmacies, and commenced selling Wu Liang Ye and Maotai, both well known brands of baijiu, or Chinese white liquor. We currently have two suppliers for the alcohol, with whom we enter into one-time purchase agreement each time we place order. We expect to continue with liquor distribution for the foreseeable future.

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

Slotting allowances are a major portion of total allowances. With slotting allowances, our vendors reimburse us for the cost of placing new product on the shelf. We have no obligation or commitment to keep the product on the shelf for a minimum period.

A small portion of total allowance also includes advertising and promotion allowances for the promotion of vendors' products in our stores. The promotion may be any combination of a temporary price reduction or a feature in print ads.

Depreciation and Amortization

Our non-current assets include property and equipment, leasehold improvements, long term deposits, and long term prepayment. We depreciate our equipment assets using the straight-line method over the estimated useful lives of the assets. We make estimates of the useful lives of the equipment (including the salvage values), in order to determine the amount of depreciation expense to be recorded during any reporting period. We amortize leasehold improvements of our retail drugstores and other business premises over the shorter of lease term or remaining lease periods. Our leases have a three to ten year term. We estimate the useful lives of our other property and equipment at the time we acquire the assets based on our historical experience with similar assets as well as anticipated technological and other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, we may shorten the useful lives assigned to these assets as appropriate, which will result in the recognition of increased depreciation and amortization expense in future periods. There has been no change to the estimated useful lives and salvage values during the three and nine months ended December 31, 2010 and 2009.

Impairment of Long-Lived Assets

We evaluate our long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the asset's net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on our review, we believe that, as of December 31, 2010, there was no impairment.

Inventories

We state our inventory at the lower of cost or market. Cost is determined using the weighted average cost method. Market is the lower of replacement cost or net realizable value. We carry out physical inventory counts on a monthly basis at each store and distribution location to ensure that the amounts reflected in the consolidated financial statements at each reporting period are properly stated and valued. We record write-downs to inventory for shrinkage losses and damaged merchandise that are identified during the inventory counts. The inventory write-downs for the three and nine months ended December 31, 2010 and 2009 have been immaterial.

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

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual testes if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pri forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

Results of Operations

Three Months ended December 31, 2010 as compared to the Three Months ended December 31, 2009

The following table summarizes our results of operations for the three months ended December 31, 2010 and 2009.

	Three Months Ended
	December 31,
	2010		2009
		Percentage		Percentage
		of		of
	Amount	total revenue	Amount	total revenue
Revenues	$18,042,309	100.0%	$14,923,706	100.0%
Gross Profit	$5,329,128	29.5%	$4,766,835	31.9%
Selling Expenses	$1,337,055	7.4%	$912,312	6.1%
General and Administrative Expenses	$1,227,520	6.8%	$441,861	3.0%
Income from Operations	$2,764,553	15.3%	$3,412,662	22.9%
Other Income (Expense), Net	$112,736	0.6%	$31,557	0.2%
Change in Fair Value of Purchase Option
Derivative Liability	$119,595	0.7%	$-	-%
Income Tax Expenses	$759,431	4.2%	$797,866	5.3%
Net Income	$2,237,453	12.4%	$2,646,353	17.7%

Revenue. Our revenue increased by $3,118,603 or 20.9% to $18,042,309 for the three months ended December 31, 2010 from $14,923,706 for the three months ended December 31, 2009 due to the opening of new store locations and the introduction of liquor sales. The revenue components for the three months ended December 31, 2010 consisted of liquor sales of $2,198,971, sales from stores opened subsequent to December 31, 2009 of $1,906,101 and comparable store sales of $13,937,237. During the three months ended December 31, 2010, our same store sales decreased by $986,469 or 6.6% which was a result of a decrease in sales of traditional Chinese medicines and medical devices. We operated 49 stores as of December 31, 2010, as compared to 22 stores as of December 31, 2009. We opened 3 stores during the three months ended December 31, 2010. We anticipate that our overall revenue will continue to increase as we open additional stores.

Gross Profit. Our gross profit increased by $562,293 or 11.8% to $5,329,128 for the three months ended December 31, 2010 from $4,766,835 for the three months ended December 31, 2009. Our gross margin, however, decreased slightly period over period from 31.9% to 29.5%. We anticipate that our overall gross profit will continue to increase as our sales increase. However, in order to increase sales volume we may lower our prices which may have an adverse effect on our margins. We presently do not privately label any of our products and are constantly adjusting our product mix to meet customer demand and to maximize our gross margin.

Selling Expenses. Our selling expenses increased by $424,743 or 46.6% to $1,337,055 for the three months ended December 31, 2010 from $912,312 for the three months ended December 31, 2009. The increase was primarily a result of operating additional store locations. Selling expenses as a percentage of our revenue increased to 7.4% for the three months ended December 31, 2010 from 6.1% for the three months ended December 31, 2009. We expect that our selling expenses will increase as we continue to expand our store network.

General and Administrative Expenses. Our general and administrative expenses increased by $785,659 or 177.8% to $1,227,520 for the three months ended December 31, 2010 from $441,861 for the three months ended December 31, 2009. General and administrative expenses as a percentage of our revenue increased to 6.8% for the three months ended December 31, 2010 as compared to 3.0% for the three months ended December 31, 2009. The increase in absolute dollars and a percentage of revenue of general administrative expenses primarily relate to our operating as a publicly traded company. As we continue to open drugstores, further develop our infrastructure, and incur expenses related to being a publicly traded company, we anticipate that our general and administrative expenses will increase in absolute dollars as well as a percentage of total revenues.

Income from Operations. As a result of the increased selling and general and administrative expenses, our income from operations decreased by $648,109 or 19.0% to $2,764,553 for the three months ended December 31, 2010 from $3,412,662 for the three months ended December 31, 2009. Our operating margin for the three months ended December 31, 2010 and 2009 was 15.3% and 22.9%, respectively.

Income Tax. Our income tax expense decreased slightly to $759,431 for the three months ended December 31, 2010 from $797,866 for the three months ended December 31, 2009, as a result of decreased operating income. Our effective tax rate increased from 23% for the three months ended December 31, 2009 to 25% for the three months ended December 31, 2010 as a result of certain expenses that we incurred in the U.S. as a publicly traded company not being deductible for PRC tax purposes.

Net Income. As a result of the foregoing, our net income decreased by $408,900 or 15.5% to $2,237,453 for the three months ended December 31, 2010 from $2,646,353 for the three months ended December 31, 2009.

Nine Months ended December 31, 2010 as compared to the Nine Months ended December 31, 2009

The following table summarizes our results of operations for the nine months ended December 31, 2010 and 2009.

	Nine Months Ended
	December 31,
	2010		2009
		Percentage		Percentage
		of		of
	Amount	total revenue	Amount	total revenue
Revenues	$48,972,907	100.0%	$38,863,743	100.0%
Gross Profit	$14,351,136	29.3%	$11,289,607	29.0%
Selling Expenses	$3,339,928	6.8%	$1,986,471	5.1%
General and Administrative Expenses	$2,758,654	5.6%	$1,372,205	3.5%
Income from Operations	$8,252,554	16.9%	$7,930,931	20.4%
Other Income (Expense), Net	$60,985	0.1%	$41,800	0.1%
Change in Fair Value of Purchase Option
Derivative Liability	$91,546	0.2%	$-	%
Income Tax Expenses	$2,387,719	4.9%	$2,023,621	5.2%
Net Income	$6,017,366	12.3%	$5,949,110	15.3%

Revenue. Our revenue increased by $10,064,164 or 25.9% to $48,927,907 for the nine months ended December 31, 2010 from $38,863,743 for the nine months ended December 31, 2009 due to the opening of new store locations and increased same store sales. The revenue components for the nine months ended December 31, 2010 consisted of liquor sales of $2,198,971, sales from stores opened subsequent to December 31, 2009 of $4,821,434, and comparable store sales of $41,907,502. During the nine months ended December 31, 2010, our same store sales increased by $3,043,759 or 7.8%, which was a result of an increase in prescription and over-the-the counter drug sales which was offset by a decrease in sales of traditional Chinese medicines and medical devices. We operated 49 stores as of December 31, 2010, as compared to 22 stores as of December 31, 2009. We anticipate that our overall revenue will continue to increase as we open additional stores.

Gross Profit. Our gross profit increased by $3,061,529 or 27.1% to $14,351,136 for the nine months ended December 31, 2010 from $11,289,607 for the nine months ended December 31, 2009. Our gross margin slightly increased from 29.0% for the nine months ended December 31, 2009 to 29.3% for the nine months ended December 31, 2010. We anticipate that our overall gross profit will continue to increase as our sales increase. However, in order to increase sales volume we may lower our prices which may have an adverse effect on our margins. We presently do not privately label any of our products and are constantly adjusting our product mix to meet customer demand and to maximize our gross margin.

Selling Expenses. Our selling expenses increased by $1,353,457 or 68.1% to $3,339,928 for the nine months ended December 31, 2010 from $1,986,471 for the nine months ended December 31, 2009. The increase in selling expenses was primarily a result of operating additional store locations. Selling expenses as a percentage of our revenue increased to 6.8% for the nine months ended December 31, 2010 from 5.1% for the nine months ended December 31, 2009. We expect that our selling expenses will increase as we continue to expand our store network.

General and Administrative Expenses. Our general and administrative expenses increased by $1,386,449 or 101.0% to $2,758,654 for the nine months ended December 31, 2010 from $1,372,205 for the nine months ended December 31, 2009. General and administrative expenses as a percentage of our revenue increased to 5.6% for the nine months ended December 31, 2010 as compared to 3.5% for the nine months ended December 31, 2009. The increase in general administrative expenses relate to our operating as a publicly traded company. As we continue to open drugstores, further develop our infrastructure, and incur expenses related to being a publicly traded company, we anticipate that our general and administrative expenses will increase in absolute dollars as well as a percentage of total revenues.

Income from Operations. As a result of the increased gross margin, our income from operations increased slightly by $321,623 or 4.1% to $8,252,554 for the nine months ended December 31, 2010 from $7,930,930 for the nine months ended December 31, 2009. Our operating margin for the nine months ended December 31, 2010 and 2009 was 16.9% and 20.4%, respectively.

Income Tax. Our income tax expense increased to $2,387,719 for the nine months ended December 31, 2010 from $2,023,621 for the nine months ended December 31, 2009, as a result of increased operating income. Our effective tax rate increased from 25% for the nine months ended December 31, 2009 to 28% for the nine months ended December 31, 2010 as a result of certain expenses that we incur in the U.S. as a publicly traded company not being deductible for PRC tax purposes.

Net Income. As a result of the foregoing, our net income increased slightly by $68,256 or 1.1% to $6,017,366 for the nine months ended December 31, 2010 from $5,949,110 for the nine months ended December 31, 2009.

Liquidity

In summary, our cash flows for the periods indicated are as follows:

	Nine months ended September 30,
	2010	2009

Net cash (used in) provided by operating activities	$(7,085,181)	$903,020
Net cash used in investing activities	(2,689,937)	(320,729)
Net cash (used in) provided by financing activities	$15,495,423)	$(362,349)

For the nine months ended December 31, 2010, we used cash in operating activities of $7,085,181, as compared to cash generated by operating activities of $903,020 for the nine months ended December 31, 2009. The decrease is primarily attributable to an increase in advances to suppliers of $9,403,962 from the nine months ended December 31, 2009 to December 31, 2010.

We used $2,689,937 in investing activities during the nine months ended December 31, 2010, as compared to cash used in investing activities of $320,729 during the nine months ended December 31, 2009 as a result of leasehold improvement additions, purchase of equipment and payment on construction in progress during the nine months ended December 31, 2010.

Cash provided by financing activities was $15,495,423 for the nine months ended December 31, 2010, as compared to cash used in financing activities of $362,349 for the nine months ended December 31, 2009. The increase is due to the equity offering which raised $16 million in net proceeds, after deducting underwriter discount, commission, and offering expenses.

As of February 11, 2011, we had cash of $6,677,892. Our total current assets as of December 31, 2010 were $37,236,189 and our total liabilities, excluding $310,905 derivative liability, were $9,487,705, which resulted in a net working capital of $27,748,484 as of December 31, 2010.

Capital Resources

In April 2010, we sold 3.5 million shares of common stock in a public offering at a price of $5.00 per share for gross proceeds of approximately $17.5 million. We anticipate that our existing capital resources will enable us to continue to add new drugstores. However, if we make a significant acquisition that cannot be financed with our working capital, we may need to raise additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Years ending March 31,

2011	$627,000
2012	2,337,000
2013	1,985,000
2014	1,667,000
2015	1,302,000
Thereafter	983,000

Logistics Services Commitments

We use a third party service provider, Zhejiang Yingte Logistics Co., Ltd., ("Yingte") to accept goods from our suppliers and to deliver the goods to our store locations. On January 1, 2010 we entered into a one year agreement with Yingte and are obligated to pay 1% of the purchase price of the goods received from our suppliers by Yingte during the term of the agreement, from January 1, 2010 to December 31, 2010, with a contractual minimum of RMB 2,900,000. We paid 4,571,000 to Yingte during the contract life.

On January 1, 2011, we renewed our agreement with Yingte for the calendar 2011 term. The terms and conditions of the renewed agreement are identical to our previous agreement, except we are obligated to pay a minimum of RMB 3,900,000 annually.

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

Exchange Rates

Our subsidiaries in the PRC and the HJ Group maintain their books and records in Renminbi (“RMB”), the lawful currency of the PRC. In general, for consolidation purposes, we translate their assets and liabilities into US$ using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of their financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements or otherwise disclosed in this report were as follows:

	December 31, 2010	March 31, 2010	December 31, 2009
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1:RMB 0.1517	USD1:RMB 0.14670	USD1:RMB 01.467

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD1:RMB 0.14836	USD1:RMB 0.14664	USD1:RMB 0.14664

No representation is made that RMB amounts have been, or would be, converted into U.S. Dollars at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level.

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

The Company's management has identified the steps it believes are necessary to address the weaknesses described above, and expect that we will satisfactorily address the control deficiencies and weaknesses relating to these matters by the end of our fiscal year ending March 31, 2012, although there can be no assurance that compliance will be achieved in this time frame.

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

Item 1A. Risk Factors.

As of and for the three and nine months ended December 31, 2010, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended March 31, 2010, except as described below.

Risks Relating to Our Business

The alcohol distribution industry is highly competitive and competitive pressures could have a material adverse effect on our business.

The alcoholic distribution industry in our region is intensely competitive. The principal competitive factors in the industry include product range, pricing, distribution capabilities and responsiveness to consumer preferences, with varying emphasis on these factors depending on the market and the product. We face significant competition from various regional distributors and wholesalers, who compete principally on price. The effect of this competition could adversely affect our results of operations.

Our alcohol sales are linked to economic conditions and shifts in consumer preferences, including a reduction in the consumption of alcohol.

Our results of operations are affected by the overall economic trends in the PRC, the level of consumer spending, the rate of taxes levied on alcohol and consumer confidence in future economic conditions. During a period of economic slowdown, reduced consumer confidence and spending may result in reduced demand for our alcohol and limitations on our ability to increase prices and finance marketing and promotional activities. A  major shift in consumer preferences or a large reduction in sales of alcohol could have a material adverse effect on our business, financial condition and results of operations.

Our sales of alcohol are subject to extensive government regulation; changes in or violations of law or regulations could materially adversely affect our business and profitability.

Distribution of alcohol in the PRC is subject to regulation by national and local governmental agencies. These regulations and laws address such matters as licensing and permit requirements, competition, trade and pricing practices, taxes, distribution methods and relationships, required labeling and packaging, advertising, sales promotion and relations with wholesalers and retailers. Additionally, new or revised regulations or requirements or increases in income  or sales taxes could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Reserved.

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit
Number	Description
2
Share Exchange Agreement among Kerrisdale Mining Corporation ("Kerrisdale"), certain of its stockholders, Renovation Investment (Hong Kong) Co., Ltd. ("Renovation") and its shareholders dated September 17, 2009 (3)

3.1	Articles of Incorporation of Kerrisdale (1)
3.2	Certificate of Amendment to Articles of Incorporation of Kerrisdale filed with the Nevada Secretary of State on July 14, 2008 (2)
3.3	Articles of Merger between Kerrisdale Mining and China Jo-Jo Drugstores, Inc. filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws (2)
3.5	Text of Amendments to the Bylaws (2)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (8)
4.1	Specimen of Common Stock Certificate (2)
4.2	2010 Equity Incentive Plan (11)
10.1
Consulting Services Agreement between Zhejiang Jiuxin Investment Management Co., Ltd. ("Jiuxin Management") and Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. ("Jiuzhou Pharmacy") dated August 1, 2009 (3)

10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) ("Jiuzhou Clinic") dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. ("Jiuzhou Service") dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)

10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Director Offer Letter with Marc Thomas Serrio dated March 15, 2010 (6)
10.29	Indemnification Agreement with Marc Thomas Serrio dated March 15, 2010 (6)
10.30	Loanout Agreement with Worldwide Officers, Inc. dated May 14, 2010 (9)
10.31	Indemnification Agreement with Mr. Bennet Tchaikovsky dated May 14, 2010 (9)
31.1	Section 302 Certification by the Corporation's Chief Executive Officer *
31.2	Section 302 Certification by the Corporation's Chief Financial Officer *
32.1	Section 906 Certification by the Corporation's Chief Executive Officer *
32.2	Section 906 Certification by the Corporation's Chief Financial Officer *
99.1	Agreement between Jiuzhou Pharmacy and Yingte Logistics Co., Ltd. ("Yingte Logistics") dated January 1, 2011 *
99.2	Form of CFO Services Agreement entered into between Jiuzhou Pharmacy and Worldwide Officers, Inc. on July 30, 2009 (5)
99.3	Agreement between Jiuzhou Pharmacy and Yingte Logistics dated January 1, 2010 (7)
99.4	Project Agreement between The People's Government of Qianhong Village, Lin'an, Zhejiang Province (the "Qianhong Local Government") and Jiuzhou Pharmacy dated February 27, 2010 (10)
99.5	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (10)

*	Filed herewith
(1)	Incorporated by reference from the Registrant's Registration Statement on Form SB-2 filed on November 28, 2007.
(2)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on July 15, 2008.
(3)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 24, 2009.
(4)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 30, 2009.
(5)	Incorporated by reference from the Registrant's Registration Statement on Form S-1/A filed on January 27, 2010.
(6)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on March 16, 2010.
(7)	Incorporated by reference from the Registrant's Registration Statement on Form S-1/A filed on March 23, 2010
(8)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on April 14, 2010.
(9)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 17, 2010.
(10)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed on June 29, 2010.
(11)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 3, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Jo-Jo Drugstores, Inc.
(Registrant)

Date: February 14, 2011	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer

Date: February 14, 2011	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer