Form 10-K
period 2011-03-31
CHINA JO-JO DRUGSTORES, INC.
filed 2011-06-29
CIK 1413263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____ to __________

Commission file number 001-34711

CHINA JO-JO DRUGSTORES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0557582
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

As of June 24, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12,407,387 based on a closing price of $1.74 per share of common stock as reported on the NASDAQ Stock Market on such date.

The registrant had a total of 13,531,579 shares of common stock outstanding as of June 24, 2011.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2011

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

PART I

ITEM 1.   BUSINESS

General

China Jo-Jo Drugstores, Inc. (the “Company”) is primarily an operator of retail pharmacies in the People’s Republic of China (“PRC” or “China”).  We currently have 55 locations under three brands: 53 “Jiuzhou Grand Pharmacy” stores and one “Quannuo Grand Pharmacy” store in Hangzhou, the capital of Zhejiang Province, and one “Lydia Grand Pharmacy” store in Shanghai. Our stores provide customers with a wide variety of medicinal products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicine (“TCM”) products, personal care products, family care products, medical devices, as well as convenience products including consumable, seasonal and promotional items. We briefly offered baijiu, or Chinese white liquor, at some of our pharmacies, from December 2010 to February 2011. Each store typically carries approximately 2,500 to 7,000 different products.  In addition to these products, we have licensed doctors of both western medicine and TCM onsite for consultation, examination and treatment of common ailments at scheduled hours.  Two of our stores have adjacent medical clinics offering urgent care (to provide treatment for minor ailments such as sprains, minor lacerations and dizziness which can be treated on an outpatient basis), TCM (including acupuncture, therapeutic massage and cupping) and minor outpatient surgical treatments (such as suturing). Our store locations vary in size; however, our 55 stores presently average approximately 250 square meters. We attempt to tailor our product offerings, physician access and operating hours based on the community where each individual store is located.

All of our ongoing business operations are carried out by companies in China that either we control through contractual arrangement or are our wholly-owned subsidiaries:

●	Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), which we control contractually, operates our “Jiuzhou Grand Pharmacy” stores;
●
Shanghai Lydia Grand Pharmacy Co., Ltd. (“Shanghai Lydia”), which is wholly-owned by Jiuzhou Pharmacy, operates our “Lydia Grand Pharmacy” store and will operate such additional “Lydia Grand Pharmacy” locations that we may open in Shanghai;

●	Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), which operates the “Quannuo Grand Pharmacy” store, is a wholly-owned subsidiary;
●	Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”), which we control contractually, operates one of our two medical clinics; and
●	Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”), which we also control contractually, operates our other medical clinic.

In February 2010, we entered into a 30-year lease for the land use rights to approximately 53 acres of land in Lin’an, in northwestern Zhejiang Province approximately 30 miles from Hangzhou. Currently, more than ten plant varieties, including fructus rubi (used in TCM to promote blood circulation), white atractylodes rhizome (used in TCM to treat physical and mental fatigue) and atractylodes macrocephala (used in TCM to control sweating), have been planted on approximately 48 acres, which we are expecting to harvest near the end of 2011 through early 2012, and ultimately sell as packaged herbs through our store locations and in bulk to third parties. In August 2010, we established Hangzhou Jiuxin Qianhong Agriculture Development Co., Ltd. (“Jiuxin Qianhong”) as a wholly-owned subsidiary to operate this project.

Since May 2010, we have also been operating an online drugstore (www.dada360.com) that currently sells OTC drugs and nutritional supplements. In April 2010, we were granted an Internet Pharmaceutical Transaction Service Qualification Certificate by the State Food and Drug Administration of Zhejiang Province, which allows us to engage in online retail pharmaceutical sales throughout China. In July 2010, we established Zhejiang Shouantang Pharmaceutical Technology Co., Ltd. (“Shouantang Technology”) as a wholly-owned subsidiary to carry out such business, and acquired Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”) in November 2010 to operate the website and provide software and technical support. As a part of our acquisition of Quannuo Technology, we also acquired its wholly-owned subsidiary, Hangzhou Quannuo, and the “Quannuo Grand Pharmacy” store. We are currently working to establish multiple payment methods with banks and online payment intermediaries.

On April 15, 2011, Jiuzhou Pharmacy entered into an equity ownership transfer agreement with the owners of Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) to acquire their equity interests in Jiuxin Medicine. Jiuxin Medicine is licensed to transport and store pharmaceutical products, and we sought to acquire this company in order to carry out such functions internally. In April 2011, the business license of Jiuxin Medicine was transferred to Jiuzhou Pharmacy, although no consideration was paid. As of the date of this Form 10-K, we are still negotiating the payment terms with the sellers.

Throughout this Form 10-K, we will sometimes refer to Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiaries of Jiuzhou Pharmacy, collectively as “HJ Group.”

Our Corporate History and Structure

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

On September 17, 2009, we acquired control of Renovation Investment (Hong Kong) Co., Ltd. (“Renovation”) pursuant to a share exchange agreement. We control Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service through contractual arrangements between each of these companies and Renovation’s wholly-owned subsidiary, Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”).

On September 24, 2009, we amended our Articles of Incorporation to change our name from “Kerrisdale Mining Corporation” to “China Jo-Jo Drugstores, Inc.”

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

Renovation

Renovation is a limited liability company incorporated in Hong Kong on September 2, 2008.  Renovation was formed by the owners of HJ Group as a special purpose vehicle for purposes of raising capital, in accordance with requirements of the PRC State Administration of Foreign Exchange (“SAFE”).  Specifically, SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles (“Circular No. 75,”) on October 21, 2005. To further clarify the implementation of Circular 75, on May 31, 2007, SAFE issued an official notice known as Hi Zhong Fa [2007] No. 106 (“Circular 106”). The Circular 75 and the supplementing Circular 106 require the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China.  Accordingly, the owners of HJ Group who are our three founders, namely Lei Liu, Li Qi and Chong’an Jin, submitted their applications to SAFE on July 25, 2008.  On August 16, 2008, SAFE approved the application, permitting these Chinese nationals to establish Renovation as an offshore, special purpose vehicle which may have foreign ownership and participate in foreign capital raising activities.  After SAFE’s approval, Mr. Liu, Ms. Qi and Dr. Jin became holders of 100% of Renovation’s issued and outstanding capital stock on September 2, 2008.

On June 9, 2009, Circular 106 was superseded by the Notice on Foreign Exchange Implementing Guidelines regarding Capital Account Management (“Circular 77”) which allows offshore holding company to be formed before SAFE registration is complete. See “Relevant PRC Regulations – SAFE Registration” below.

Jiuxin Management

Jiuxin Management was organized in the PRC on October 14, 2008.  Because all of its issued and outstanding capital stock is held by Renovation, a Hong Kong company, Jiuxin Management is deemed a “wholly foreign owned enterprise” (“WFOE”) under PRC laws. The principal purpose of Jiuxin Management is to manage, hold and own rights in and to the businesses and profits of HJ Group through a series of contractual arrangements as described further below.  Other than activities relating to such contractual arrangements, Jiuxin Management has no other separate operations of its own.

HJ Group

Jiuzhou Pharmacy is a PRC limited liability company established on September 9, 2003 by our three founders: Lei Liu (55%), Chong’an Jin (23%) and Li Qi (22%). Jiuzhou Pharmacy operates a chain of pharmacies in Hangzhou that is presently comprised of 53 stores.

The current subsidiaries of Jiuzhou Pharmacy are:

●	Shanghai Lydia, which was established on January 17, 2011 in order to operate drugstores in Shanghai; and
●
Jiuxin Medicine, which was established on December 31, 2003, and which business license was transferred to Jiuzhou Pharmacy in April 2011 although no consideration has been paid as of the date of this Form 10-K in connection with such transfer.

Jiuzhou Pharmacy had another subsidiary, namely Hangzhou Kuaileren Grand Pharmacy Co., Ltd. (“Kuaileren”), which was formally dissolved on April 9, 2011.  Kuaileren was established on May 9, 2006, with registered capital of RMB 100,000.  Kuaileren’s then sole owner transferred all of his ownership interest to our three founders for no consideration on June 30, 2009, who in turn transferred the ownership interest to Jiuzhou Pharmacy for no consideration on August 28, 2009.  Prior to its dissolution, Kuaileren operated a “Kuaileren Grand Pharmacy” store, which now operates as a “Jiuzhou Grand Pharmacy” store.

Jiuzhou Clinic is a PRC general partnership established on October 10, 2003 by our three founders: Lei Liu (39%), Li Qi (30%) and Chong’an Jin (31%). Jiuzhou Clinic is a medical practice currently operating adjacent to Jiuzhou Pharmacy’s Daguan branch, providing primary, urgent, minor surgical and traditional medical care services. Additionally, Jiuzhou Clinic’s physicians consult with, and examine, patients at other Jiuzhou Pharmacy stores.

Jiuzhou Service is a PRC limited liability company established on November 2, 2005 by our three founders: Lei Liu (39%), Li Qi (30%) and Chong’an Jin (31%). Jiuzhou Service is licensed as a healthcare management company and currently manages the medical clinic operating adjacent to Jiuzhou Pharmacy’s Wenhua branch that provides services similar to those provided by Jiuzhou Clinic.

Shouantang Technology

Shouantang Technology is a PRC limited liability company established on July 16, 2010. Shouantang Technology, like Jiuxin Management, is wholly owned by Renovation, and as such, it is deemed a WFOE under PRC laws. Shouantang Technology is an investment company that finances its operating subsidiary Quannuo Technology. Other than activities relating to investing and financing the working capital of Quannuo Technology, Shouantang has no separate operations of its own.

In November 2010, Shouantang Technology acquired 100% of Quannuo Technology and its wholly-owned subsidiary, Hangzhou Quannuo, pursuant to an equity ownership transfer agreement. Quannuo Technology is a PRC limited liability company established on July 7, 2009. Quannuo Technology operates and maintains the website for our online drugstore and provides software and technical support. Hangzhou Quannuo is a PRC limited liability company established on July 8, 2010. Hangzhou Quannuo operates our “Quannuo Grand Pharmacy” store.

Jiuxin Qianhong

           Jiuxin Qianhong is a PRC limited liability company established on August 10, 2010.  Qianhong operates our herbal plants cultivation project.

Contractual Arrangements with HJ Group and our Three Founders

Our relationships with HJ Group and our three founders are governed by a series of contractual arrangements that they have entered into with Jiuxin Management.

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

Consulting Services Agreement. Pursuant to the exclusive consulting services agreement, Jiuxin Management has the exclusive right to provide to Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic with general business operation services, including advice and strategic planning, as well as consulting services related to their current and future operations (the “Services”). Additionally, Jiuxin Management owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic each pays a quarterly consulting service fees in RMB to Jiuxin Management that is equal to its profits for such quarter. This agreement is in effect unless and until terminated by written notice of a party to the agreement in the event that: (a) a party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (b) Jiuxin Management terminates its operations; or (c) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement. Jiuxin Management may also terminate the agreement with Jiuzhou Pharmacy, Jiuzhou Medical or Jiuzhou Clinic if one of them breaches the terms of the agreement, or without cause.

Operating Agreement. Pursuant to the operating agreement, Jiuxin Management agrees to guarantee the contractual performance by Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic of their agreements with any third party. In return, our three founders (the “Owners”) must appoint designees of Jiuxin Management to the boards of directors and senior management of Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic. In addition, Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic each agrees to pledge its accounts receivable and all of its assets to Jiuxin Management. Moreover,  Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic agree that without the prior consent of Jiuxin Management, they will not engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic further agree to abide by corporate policies set by Jiuxin Management with respect to their daily operations, financial management and employment issues. The term of this agreement is from August 1, 2009 until the maximum period of time permitted by law. On the other hand, Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic cannot terminate this agreement.

Equity Pledge Agreement. Pursuant to the equity pledge agreement, the Owners have pledged all of their equity interests in Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic to Jiuxin Management in order to guarantee the  performance by Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic of their respective obligations under the consulting services agreement. If Jiuzhou Pharmacy, Jiuzhou Medical, Jiuzhou Clinic or the Owners breaches their respective contractual obligations, Jiuxin Management, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Owners have also agreed that upon occurrence of any event of default, Jiuxin Management shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Owners to carry out the security provisions of this agreement and take any action and execute any instrument that Jiuxin Management may deem necessary or advisable to accomplish the purposes of this agreement. The Owners agree not to dispose of the pledged equity interests or take any actions that would prejudice Jiuxin Management’s interests. This agreement will expire two (2) years after the obligations of Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic under the consulting services agreements have been fulfilled.

Option Agreement. Pursuant to the option agreement, the Owners irrevocably grant Jiuxin Management or its designee an exclusive option to purchase, to the extent permitted under PRC law, all or part of their equity interests in Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Jiuxin Management or its designee has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is from August 1, 2009 until the maximum period of time permitted by law.

Proxy Agreement. Pursuant to the proxy agreement, the Owners irrevocably grant a  Jiuxin Management designee with the right to exercise their voting and other ownership rights in Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic, including the rights to attend  any meeting of the Owners (or participate by written consent in lieu of such meeting) in accordance with applicable laws and each company’s incorporating documents, as well as the rights to sell or transfer all or any of the Owners’ equity interests in Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic, and to appoint and vote for their directors. The proxy agreement may be terminated by mutual consent of the parties or upon 30-day written notice from Jiuxin Management.

Other than pursuant to the forgoing contractual arrangements, Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic cannot transfer any funds generated from their respective operations. The contractual arrangements were originally entered into on August 1, 2009, and amended on October 27, 2009.

Our Corporate Structure

           The following diagram illustrates our corporate structure as of the date of this Form 10-K:

China Jo-Jo Drugstores, Inc.
100% ownership
Renovation Investment (Hong Kong) Co., Ltd.
100% ownership
100% ownership
Outside China
Inside China
Zhejiang Shouantang Pharmaceutical Technology Co., Ltd.
100% ownership
Zhejiang Jiuxin Investment Management Co., Ltd.
100% ownership
Zhejiang Quannuo Technology Co., Ltd.
100% ownership
Quannuo Grand Pharmacy Co., Ltd.
Contractual Arrangements
Hangzhou Jiuxin Qianhong Agriculture Development Co., Ltd.
Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd.
Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership)
Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd.
100% ownership
Shanghai Lydia Grand Pharmacy Co., Ltd.
Zhejiang Jiuxin Medicine Co., Ltd.

The table below summarizes the status of the registered capital of our PRC subsidiaries and controlled companies as of the date of this Form 10-K:

Entity Name	Entity Type	Registered Capital	Registered Capital Paid	Due Date for Unpaid Registered Capital
Jiuxin Management	Subsidiary	USD 4.5 million	USD 4.5 million	N/A
Jiuzhou Pharmacy	VIE	RMB 5 million	RMB 5 million	N/A
Shanghai Lydia	VIE	RMB 1 million	RMB 1 million	N/A
Jiuzhou Clinic	VIE	N/A	N/A	N/A
Jiuzhou Service	VIE	RMB 500,000	RMB 500,000	N/A
Jiuxin Medicine	VIE	RMB 10 million	RMB 10 million	N/A
Jiuxin Qianhong	Subsidiary	RMB 10 million	RMB 10 million	N/A
Shouantang Technology	Subsidiary	USD $20 million	USD $11 million	July 16, 2012
Quannuo Technology	Subsidiary	RMB 10 million	RMB 2 million	July 7, 2011
Hangzhou Quannuo	Subsidiary	RMB 800,000	RMB 800,000	N/A

Our Products

The products available at our drugstores can be broadly classified into the following categories:

Prescription Drugs. We offer approximately 1,954 prescription drugs, of which 353 require a physician’s prescription. Of these 353 drugs, 90% of the prescriptions are issued by physicians in our employ. We accept prescriptions only from licensed health care providers. Our in-store pharmacists verify the validity, accuracy and completeness of all prescription drug orders. We ask all prescription drug customers to provide us with information regarding drug allergies, current medical conditions and current medications. All pharmaceutical products in the PRC (both prescription and OTC) are subject to price controls, with a recommended price and a price ceiling for each drug that are periodically adjusted by the relevant government authorities in an effort to make healthcare more widely available. The latest such adjustment occurred in March 2011 and affected 852 different prescription pharmaceutical products. However, this adjustment only required us to adjust 166 of our prescription and OTC drug prices for the fiscal year ended March 31, 2011. Because we have always priced our drugs substantially below price ceilings, price controls have not affected our revenue historically, and we do not expect them to do so in the future. Sales of prescription drugs accounted for approximately 38.8% of our drugstore revenue for the fiscal year ended March 31, 2011.

OTC Drugs. We offer approximately 1,349 OTC drugs, including western medicines and TCM, for the treatment of common diseases. Sales of OTC drugs accounted for approximately 33.9% of our drugstore revenue for the fiscal year ended March 31, 2011.

Nutritional Supplements. We offer approximately 1,036 nutritional supplements, including a variety of healthcare supplements, vitamin, mineral and dietary products. Sales of nutritional supplements accounted for approximately 8.4% of our drugstore revenue for the fiscal year ended March 31, 2011.

TCM Products. Each of our stores maintains a TCM counter, staffed by licensed herbalists who put together packages of herbs in a process similar to how our in-store pharmacists fill out prescriptions. Additionally, we offer various types of drinkable herbal remedies and pre-packaged herbal mixtures for making soup, which are used by consumers as health supplements. TCM products typically have higher margins than prescription and OTC drugs. Sales of TCM products accounted for approximately 10.5% of our drugstore revenue for the fiscal year ended March 31, 2011.

Sundry Products. Our sundry products include personal care products such as skin care, hair care and beauty products, convenience products such as soft drinks, packaged snacks, and other consumable, cleaning agents, stationeries, and seasonal and promotional items tailored to local consumer demand for convenience and quality. We believe offering these products increases customer visits by increasing the shopping convenience for our customers. Sales of sundry products accounted for approximately 2.1% of our revenue for the fiscal year ended March 31, 2011.

Medical Devices.   Our medical device offerings include family planning and birth control products, early pregnancy test products, portable electronic diagnostic apparatus, rehabilitation equipment, and surgical tools such as hemostats, needle forceps and surgical scissors. Sales of medical devices accounted for approximately 1.3% of our drugstore revenue for the fiscal year ended March 31, 2011.

Liquor. We obtained retail licenses to sell alcohol for 40 of our retail pharmacies, and briefly sold Wu Liang Ye and Maotai, both well-known brands of baijiu, or Chinese white liquor, from December 2010 to February 2011. Sales of liquor accounted for approximately 5.0% of our drugstore revenue for the fiscal year ended March 31, 2011. Substantially all liquor sales were made to a single customer.

Customers

For the fiscal year ended March 31, 2011, our stores collectively served an average of approximately 11,000 customers per day. We periodically conduct qualitative customer surveys, helping us to build a stronger understanding of our market position and our customers’ purchasing habits.

Our customers pay by cash, debit or credit cards, or medical insurance cards under municipal and provincial medical insurance programs. During our fiscal year ended March 31, 2011, approximately 81.6% of our revenue came from cash sales, 12.8% from Hangzhou’s medical insurance cards and 5.5% come from debit, credit, provincial medical insurance and other charge card sources. We obtain payments from the relevant government social security bureaus, for sales made to eligible participants in the national medical insurance program on a monthly basis. See “Relevant PRC Regulations — Reimbursement under the National Medical Insurance Program.” According to relevant regulations, a drugstore must operate for at least one year before becoming eligible to apply to be licensed to accept Hangzhou’s medical insurance cards. As of the date of this Form 10-K, 26 of our stores in Hangzhou are licensed to accept medical insurance cards while 4 are awaiting approval. We plan to apply for such license for our remaining stores in Hangzhou when they become eligible. Our stores accepting medical insurance cards are designated as such on their outer signage.

Our Stores

Prior to opening a store, we carefully evaluate sites to maximize consumer traffic, store visibility and convenience for our customers. All of our stores are located in well-established residential communities and prime retail locations where consumer purchasing power is relatively concentrated. Depending on its size, each drugstore has between two to twelve pharmacists on staff, all of whom are properly licensed. As of the date of this Form 10-K, we operate a chain of 55 drugstores under three brands: Jiuzhou Grand Pharmacy (53 stores in Hangzhou), Quannuo Grand Pharmacy (1 store in Hangzhou) and Lydia Grand Pharmacy (1 store in Shanghai). While we aim to brand our drugstore as consistently as possible, the “Jiuzhou Grand Pharmacy” name may not be available to us in new markets that we enter (such as Shanghai).

After opening, a location may take up to 120 days to achieve our projected revenue goals for that particular location. Various factors influence individual store revenue including, but not limited to: location, nearby competition, local population demographics, and square footage. To date, we have not closed or targeted for closure any store due to underperformance.

Employees

We had 546 employees as of March 31, 2011, including 533 fulltime and 13 part-time employees. The following table sets forth the number of our employees for each area of operations and as a percentage of our total workforce as of March 31, 2011:

	As of March 31, 2011
	Employees	Percentage

Non-pharmacist store staff	288	52.7%
Pharmacists	138	25.3%
Management- non-pharmacists	74	13.6%
Physicians	33	6.0%
Non-physician clinic staff	13	2.4%
Total	546	100%

We place strong emphasis on the quality of our employees at all levels, including in-store pharmacists and store staff who directly interact with our customers. We provide extensive training for newly recruited employees in the first three months of their employment. The training is designed to encompass a number of areas, such as knowledge about our products and how best to interact with our customers. In addition, we regularly carry out training programs on medicine information, nutritional information, selling skills for our store staff and in-store pharmacists. We believe these programs have played an important role in strengthening the capabilities of our employees.

In addition to our employees, there are 25 sales personnel provided to our drugstores by various manufacturers, which pay us a fee for their presence in our stores. These manufacturers also compensate us to train these salespersons in our stores’ policies and procedures.

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

As part of our marketing campaign, we offer rewards card to customers at our Jiuzhou Grand Pharmacy and Lydia Grand Pharmacy locations. Certain discount pricing is only available to our customers with the rewards card. After a customer signs up for the rewards card, we communicate via the customer’s preferred method: e-mail, traditional mail or text messages. Approximately 50% of our customers use the rewards card when making purchases. We intend to further extend this program to enhance customer experience and for customer retention.

We run advertisements periodically in selected newspapers to promote our brands and the products carried in our stores. Under our agreements with certain newspapers, we run one-page weekly or monthly advertisements in these newspapers, and the newspapers publish healthcare-related feature articles relating to the products we advertise near the dates of our advertisements. We also promote our brands and products using billboards and radio and television commercials. Advertising expenses are borne either by the manufacturers of the products being advertised or us, or are shared, depending on our agreement with the particular manufacturer. Our advertisements are designed to promote our brands, our corporate image and the prices of products available for sale in our stores.

Distribution Methods of Our Products or Services

Through March 2011, we outsourced all operations of a distribution center, including inventory, delivery and distribution, to Zhejiang Yingte Logistics Co., Ltd. (“Yingte Logistics”), one of the largest logistics companies in Zhejiang Province. Yingte Logistics is certified by Zhejiang Province to distribute prescription medicines and other products.

Pursuant to our annual contract with Yingte Logistics, which was most recently renewed on January 1, 2011, in addition to providing delivery and distribution services, Yingte Logistics would provide us with a 5,000 square meter capacity warehouse for our exclusive use. Inventory and inventory management would be controlled through our centralized management system that tracks inventory status retrieval, and is linked to all of our drugstores to track sales volume by product. Based on such information, we would instruct Yingte Logistics to make deliveries to each drugstore as necessary. We terminated our agreement with Yingte Logistics in April 2011 in connection with the transaction with Jiuxin Medicine described below.

On April 15, 2011, Jiuzhou Pharmacy entered into an equity ownership transfer agreement with the owners of Jiuxin Medicine to acquire 100% of their equity interests in Jiuxin Medicine. We sought to acquire Jiuxin Medicine to carry out the services provided by Yingte Logistics internally. The business license of Jiuxin Medicine was transferred to Jiuzhou Pharmacy on April 15, 2011, although no consideration was paid in connection with such transfer. As of the date of this Form 10-K, we are still  negotiating the payment terms with the sellers.

Jiuxin Medicine is located in Hangzhou approximately 7 miles from our headquarters. Its 8,000 square meters facility includes a climate-control storage area suitable to store goods at various temperatures, and we have been using this facility as our distribution center since May 2011. Currently, Jiuxin Medicine outsources distribution to Yingte Logistics under a one-year Logistics Service Agreement that expires March 31, 2012. We expect to take over the management of Jiuxin Medicine once the purchase consideration is finalized and paid. We plan for Jiuxin Medicine to eventually carry out distribution for us and for third parties including hospitals and other drugstores.

Suppliers

We currently purchase the products sold at our pharmacies from approximately 366 suppliers, including 236 wholesalers and 130 direct manufacturers. For the year ended March 31, 2011, two vendors, namely Yiyang Pharmaceutical Co., Ltd. and Yingte Logistics, accounted for 27% of our total purchases and 11% of total purchase deposits as of March 31, 2011. Neither of these companies is related to or affiliated with us. We believe that competitive sources are readily available for substantially all of the merchandise we carry in our stores. We believe that as we grow in size, our greater sourcing capability will make us a more attractive distribution channel for many drug manufacturers who can reduce their marketing expense while increasing their sales volume by selling directly to us, thereby reducing our cost of purchase.

Cash Control

For the fiscal year ended March 31, 2011, approximately 81.6% of our sales were made in cash. Therefore, we have adopted strict cash control procedures in all of our stores. Specifically, the details of each sales event are recorded in our integrated information management system, and the cash generated at our stores is collected and deposited frequently in designated bank accounts, which are controlled by our headquarters. Depending on store’s activity, cash will be either deposited daily or several times per week.

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

We believe the primary competitive factors include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) responsiveness to customers’ needs; (iii) the ability to identify and apply effective cost management programs utilizing clinical strategies; (iv) the commitment to provide flexible, clinically-oriented services to customers; and (v) the quality, scope and costs of products and services offered to our customers. We compete with a number of large, national drugstore chains that may have more financial resources and stronger brand strength and management expertise than us, including China Nepstar Chain Drugstore Ltd. (“Nepstar”), LBX Pharmacy (“LBX”) and Tian Tian Hao Grand Pharmacy (“Tian Tian”). In Hangzhou, as of March 31, 2011, Nepstar operated approximately 180 stores, Tian Tian operated approximately 90 stores and LBX Pharmacy operated approximately 20 stores. We additionally compete with local and independent drugstores and government-operated pharmacies. On average, the square footage of Tian Tian and Nepstar stores are significantly smaller than our average store size and do not have the breadth of product offerings or categories. Moreover, none of our competitors provide the medical consultations that we offer at our drugstores.

Intellectual Property

We have one Class 5 trademark (for pharmaceuticals), “Jiuzhou Tongxin,” that was issued on February 14, 2011 and registered under Jiuzhou Pharmacy. We plan to use it to brand certain products that we may sell in our stores. We have also applied to register twelve trademarks, four under Shouantang Technology and eight under Shanghai Lydia, and expect them to be registered sometime in 2013. We own and operate the following websites: www.dada360.com (our online drugstore), www.jiuzhou-drugstore.com (our corporate website used in China), and www.chinajojodrugstores.com (our English-language corporate website). We also own 25 inactive domain names. We do not own any patents, nor do we have any pending patent applications, and we are not a beneficiary of any licenses, franchises, concessions or royalty agreements.

All our employees are required to enter into written employment agreements with us, pursuant to which they are subject to confidentiality obligations.

Relevant PRC Regulations

SAFE Registration

In October 2005, China’s State Administration of Foreign Exchange (“SAFE”) issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles (“Circular 75”). Circular 75 regulates foreign exchange matters in relation to the use of a “special purpose vehicle” (“SPV”) by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. Under Circular 75, a SPV is an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while round trip investment refers to direct investment in China by the PRC residents through the SPV, including without limitation establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets. Circular 75 requires PRC residents and PRC entities to complete foreign exchange registration with the local offices of SAFE for their overseas investments.  In addition, any PRC resident that is the shareholder of SPV is required to amend his or her SAFE registration with the SAFE or its competent local branch, with respect to that SPV in connection with any of its increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China.

To further clarify the implementation of Circular 75, on May 31, 2007, SAFE issued an official notice known as Hi Zhong Fa [2007] No. 106  (“Circular 106”) which requires PRC subsidiaries of an offshore company governed by Circular 75 to coordinate and supervise the filing of SAFE registrations in a timely manner by such company’s shareholders who are PRC residents. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. On June 9, 2009, Circular 106 was superseded by the Notice on Foreign Exchange Implementing Guidelines regarding Capital Account Management (“Circular 77”) which allows establishing or controlling a SPV before the SAFE registration is complete. Recently, a SAFE Notice on Issuance of the Operating Procedures for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles (“Circular 19”) has been promulgated to simplify the SAFE registration process and will further supersede Circular 77 and come into force on July 1, 2011. Our three founders, who are PRC residents, are in compliance with the Circular 75 and its implementing circulars.

Dividend Distribution

The principal laws, rules and regulations governing dividends paid by our PRC affiliated entities include the Company Law of the PRC (1993), as amended in 2005 and effective in 2006, Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, each of our consolidated PRC entities, including wholly foreign owned enterprises, or WFOEs, and domestic companies in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities, including WFOEs and domestic companies, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. These reserves are not distributable as cash dividends. As of March 31, 2011, the accumulated balance of our statutory reserve funds reserves amounted to RMB 9.5 million ($1.3 million) and the accumulated profits of our consolidated PRC entities that were available for dividend distribution amounted to RMB 160.5 million ($23.3 million).

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

If Renovation is treated as a PRC “non-resident enterprise” under the EIT Law, then dividends that Renovation receives from Jiuxin Management (assuming such dividends were considered sourced within the PRC) (i) may be subject to a 5% PRC withholding tax, provided that Renovation owns more than 25% of the registered capital of Jiuxin Management incessantly within 12 months immediately prior to obtaining dividend from Jiuxin Management, and if the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income is applicable, or (ii) if such treaty does not apply (i.e., because the PRC tax authorities may deem Renovation to be a conduit not entitled to treaty benefits), may be subject to a 10% PRC withholding tax. Similarly, if we are treated as a PRC “non-resident enterprise” under the EIT Law, and Renovation were treated as a PRC “resident enterprise” under the EIT Law, then dividends that we receives from Renovation (assuming such dividends were considered sourced within the PRC) may be subject to a 10% PRC withholding tax. Any such taxes on dividends could materially reduce the amount of dividends, if any, that we could pay to our shareholders.

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

Moreover, the State Administration of Taxation issued “Circular 698” on December 10, 2009, that reinforces taxation on transfer of non-listed shares by non-resident enterprises through overseas holding vehicles. Circular 698 applies retroactively and was deemed to be effective as of January 2008.  Pursuant to Circular 698, where (i) a foreign investor who indirectly holds equity interest in a PRC resident enterprise through an offshore holding company indirectly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and (ii) the offshore holding company is located in a jurisdiction where the effective tax rate is lower than 12.5% or where the offshore income of its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and there is no reasonable commercial purpose other than avoidance of PRC enterprise income tax, the tax authorities will have the power to conduct a substance-over-form re-assessment of the nature of the equity transfer. A reasonable commercial purpose may be established when the overall offshore structure is set up to comply with the requirements of supervising authorities of international capital markets. If the State Administration of Taxation’s challenge of a transfer is successful, they will deny the existence of the offshore holding company that is used for tax planning purposes. Since Circular 698 has a short history, there is uncertainty as to its application.

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

Our WFOE, Jiuxin Management, has entered into contractual arrangements with Jiuzhou Pharmacy and our three founders.

Good Supply Practice Standards

GSP standards regulate wholesale and retail pharmaceutical product distributors to ensure the quality of distribution of pharmaceutical products in China. All wholesale and retail pharmaceutical product distributors are required to apply for GSP certification within 30 days after obtaining the drug distribution permit. The current applicable GSP standards require pharmaceutical product distributors to implement strict controls on the distribution of medicine products, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control. Specifically, the warehouse must be able to store the pharmaceutical products at various required temperatures and humidity, handle transport, warehouse entries, delivery and billing by computerized logistics management systems. The GSP certificate is usually valid for five years. Currently, Jiuzhou Pharmacy and Jiuxin Medicine are GSP certified. Hangzhou Quannuo and Shanghai Lydia have applied for GSP certification and expect to be certified by December 2011. Our Quannuo Grand Pharmacy and Lydia Grand Pharmacy stores are permitted to operate without GSP certificates while the GSP applications are being processed.

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

The Tort Law of the PRC was promulgated on December 26, 2009 and came into force on July 1, 2010. The Tort Law provides that manufacturers and distributors who produce or sell defective products shall be responsible for the damage caused by the defective products.

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

The retail prices of medicines that are subject to price controls are administered by the Price Control Office of the National Development and Reform Commission (“NDRC”), and implemented by provincial and regional price control authorities. The retail price, once set, also effectively determines the wholesale price of that medicine. From time to time, the NDRC publishes and updates a list of medicines that are subject to price control. Fixed prices and price ceilings on medicine are determined based on profit margins that the relevant government authorities deem reasonable, the type and quality of the medicine, its production costs, the prices of substitute medicine and the extent of the manufacturer’s compliance with the applicable Good Manufacturing Practice (“GMP”) standards. The NDRC directly regulates the pricing of a portion of the medicine on the list, and delegates to provincial and regional price control authorities the authority to regulate the pricing of the rest of the medicine on the list. Provincial and regional price control authorities have discretion to authorize price adjustments based on the local conditions and the level of local economic development. There are approximately 14,784 OTC and prescription drug products that are subject to price controls. The price controls of all of those pharmaceutical products are administered by the NDRC.

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

Since May 1998, the PRC government has been ordering reductions in the retail prices of various pharmaceutical products. The latest price reduction occurred in March 2011 and affected 852 different pharmaceutical products, which required us to make minimal price adjustments to 166 prescription drugs. Currently, of the total number of pharmaceutical products and OTC drugs we offered, 1,092 are subject to price controls. Price controls, however, have had no significant impact on our operations as our price points have historically been substantially below such government-imposed ceilings.

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

Sales of Nutritional Supplements and other Food Products

According to the PRC Food Safety Law, which superseded the Food Hygiene Law on June 1, 2009, and the Measures for the Administration of Food Circulation Permits and the Administrative Measures for the Licensing of Catering Services, which superseded the Rules on Food Hygiene Certification on May 1, 2010, a distributor of nutritional supplements and other food products must obtain a food circulation permit from local Administration of Industry and Commerce. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel and equipment. The food circulation permit is valid for three years, and the holder must apply for renewal of the certificate within 30 days prior to its expiration. Currently, Jiuzhou Pharmacy, Shanghai Lydia, Hangzhou Quannuo and each of our drugstore locations all hold a valid Food Circulation Permit. The permits of seven stores are expiring in 2011; the permits of Jiuxin Medicine, Jiuzhou Pharmacy and twelve stores will expire in 2012. Other permits will expire in 2013 or after. We have started the renewal process for the permits that are expiring in 2011, which we expect to complete in one to two months for each such permit. We believe that there is no difficulty in renewing such permits.

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
●
All waste material from our clinics must be properly collected, sterilized, deposited, transported and disposed of, and we are required to keep records of the origin, type and amount of all waste materials that we generate for at least three years;

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

Interim Regulations on Administration of Sino-Foreign Joint Venture and Cooperative Medical Institutions

As per China’s WTO commitments, “foreign service suppliers are permitted to establish joint venture hospitals or clinics with local Chinese partners with quantitative limitations in line with China’s needs. Foreign majority ownership is permitted.” In accordance with the Interim Regulations on Administration of Sino-Foreign Joint Venture and Cooperative Medical Institutions jointly issued by the Ministry of Health (“MOH”) and MOFCOM in 2000, the Chinese party of Sino-foreign joint ventures and cooperative medical institutions shall hold no less than 30% of shares and legal rights or interest, which also mean foreign investors are allowed to hold a maximum stake of 70%. Such regulations also specify that the establishment of Sino-foreign joint venture and cooperative medical institutions should be approved respectively by MOH and MOFCOM. In other words, foreigners are allowed to run hospitals or clinics in the form of equity or co-operative joint ventures with an equity interest of up to 70% and a duration for co-operation of up to 20 years.

Liquor Sale

According to the Regulations on Retail Sale of Alcohol and the Regulations on Alcohol Distribution, alcohol retailers are required to register with the local Administration of Industry and Commerce within 60 days upon receipt of business license and to obtain a liquor license and a food hygiene certificate to operate their facilities. Stores that sell alcoholic beverages must comply with food safety and fire safety requirements and must not sell to minors (under age of 18). Alcohol retailers must keep records of all suppliers and such records must be maintained for at least three years. Distributors who violate relevant regulations are subject to fines or suspension of license.

Internet Pharmacy Sale

The PRC government regulates Internet access, the distribution of online information and the conduct of online commerce through strict business licensing requirements and other government regulations. Companies which sell pharmaceutical products to consumers through internet are required to obtain: (1) a drug distribution permit; (2) an internet pharmaceutical information provider qualification certificate (renewable every five years); (3) an internet pharmaceutical transaction service qualification certificate (renewable every five years); (4) a value-added telecommunication operation permit; and (5) registration with the Administration of Information Industry.  Internet pharmacies are not allowed to distribute prescription drugs. The websites that sell pharmaceutical products must ensure transaction security and enable the consumers to consult with licensed pharmacists. Also, internet-based business in China is required to obtain and maintain certain assets relevant to its business, such as delivery and storage facilities. Jiuzhou Pharmacy obtained all above-mentioned certificates and registration and launched our online drugstore in May 2010. Since November 2010, Quannuo Technology has been operating the website and providing software and technical support.

TCM Manufacturing

The SFDA has adopted a non-mandatory licensing process for manufacturers of TCM according to the Good Agricultural Practice for Chinese Crude Drugs (“GAP”). Manufacturers who meet the government-set requirements will be granted a GAP certificate. Such requirements include size and environment of plantation, variety of plants, source of seeds, insect control measures, etc. Manufacturers may apply for GAP certificate by submitting required materials to the provincial office of the SFDA, which will review and forward the materials with comments to the SFDA. The SFDA will review and submit qualified candidates to its licensing center, which will then arrange and conduct on-site examinations. Candidates who pass the examinations will be granted a GAP certificate. The GAP certificate is renewable every five years. Since the GAP certification is not mandatory, we have not applied for such certification in connection with our herbal plants cultivation project, and currently have no plan to do so.

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

Risks Relating to Our Business in General

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

Our ability to obtain products and maintain inventory at our existing and new locations, and to maintain and establish leases for our existing and new locations, is dependent upon our ability to post and maintain significant cash deposits with our suppliers and landlords. In China many vendors are unwilling to extend credit terms for product sales which require cash deposits to be made, and landlords may require 12 months or longer of cash deposit as security from tenants. At March 31, 2011, we had approximately $16,5 million on deposit with suppliers, $4.6 million as a deposit on an inventory purchase and approximately $4.4 million as deposits with landlords for our retail locations. Were we unable or unwilling to establish such advances and deposits our ability to generate sales and expand our business would be adversely affected. In general, we expect the amounts required for advances and deposits to increase as we undertake our expansion plans, complete store openings and expand our business through acquisitions or otherwise. We do not generally receive interest on any of our supplier or landlord deposits and such deposits are subject to loss as a result of the creditworthiness or bankruptcy of the party who holds our funds, as well as the risk from illegal acts such as conversion, fraud, theft or dishonesty associated with the third party. If these circumstances were to arise, we would find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with our vendors or landlords.

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

Since May 2011, we have been using Jiuxin Medicine’s facility for inventory, although we continue to outsource our distribution functions to Yingte Logistics. Our ability to meet customer demand may be significantly limited if we do not successfully and efficiently conduct our distribution activities, or if Jiuxin Medicine’s facility is destroyed or shut down for any reason, including as the result of a natural disaster. Any disruption in the operation of our distribution could result in higher costs or longer lead times associated with distributing our products. In addition, as it is difficult to predict accurate sales volume in our industry, we may be unable to optimize our distribution activities, which may result in excess or insufficient inventory, warehousing, fulfillment or distribution capacity. Furthermore, failure to effectively control product damage during distribution process could decrease our operating margins and reduce our profitability.

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

Our brand names, trade secrets and other intellectual property are valuable assets. If we are unable to protect them from infringement, our business and prospects may be harmed.

We consider two of our pharmacy brand names, namely “Jiuzhou Grand Pharmacy” and “Lydia Grand Pharmacy”, to be valuable assets. We may be unable to prevent third parties from using such brand names without authorization, which may adversely affect our business and reputation, including the perceived quality and reliability of our products and services. We own one trademark and have twelve trademark applications pending. We also own 28 websites, three of which are currently operating.

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

An increasing percentage of our pharmaceutical products, primarily those included in the national and provincial medical insurance catalogs, are subject to price controls in the form of fixed retail prices or retail price ceilings. See “Relevant PRC Regulations — Price Controls” below. In addition, the retail prices of these products are also subject to periodic downward adjustments as the PRC governmental authorities seek to make pharmaceutical products more affordable to the general public. Since May 1998, the relevant PRC governmental authorities have ordered price reductions of thousands of pharmaceutical products. The latest price reduction occurred in March 2011 and affected 852 different prescription pharmaceutical products. Currently, 1,092 of the prescription and OTC drugs that we offer are subject to price controls. As we generally price our product substantially below the price ceilings, only 166 of our prescription drug prices required adjustment, the impact of which was negligible. Any future price controls or government mandated price reductions, however, may have a material adverse affect on our financial condition and results of operations, including significantly reducing our revenue and profitability.

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

The alcohol distribution industry is highly competitive.

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

Our alcohol sales are affected by the overall economic trends in the PRC, the level of consumer spending, the rate of taxes levied on alcohol and consumer confidence in future economic conditions. During a period of economic slowdown, reduced consumer confidence and spending may result in reduced demand for our alcohol and limitations on our ability to increase prices and finance marketing and promotional activities.

Our sales of alcohol are subject to extensive government regulation.

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

Risks Related to the Cultivation of Herbal Plants Used for TCM

We intend to distribute herbal plants being cultivated on our leased land, from which we may not be able to generate significant revenue, if any.

At the present, more than ten herbal plants are being cultivated on land that we are leasing in Lin’an, Zhejiang Province, including fructus rubi (used in TCM to promote blood circulation), white atractylodes rhizome (used in TCM to treat physical and mental fatigue) and atractylodes macrocephala (used in TCM to control sweating), which we intend to sell as packaged herbs at our pharmacies and in bulk to third parties after they are harvested and processed. While we have already devoted considerable resources, there is no assurance that we will ultimately be able to generate significant revenue, it at all, from such endeavor.

Any revenue that we may derive from our cultivation project, if any, is affected by the volatility of prices for TCM raw herbs.

The herbal plants that are being cultivated and that we are planning to distribute are priced based on market prices primarily determined by TCM manufacturers and TCM trading companies in local markets. Such market prices have increased significantly in recent years in response to changes in the supply of and demand for raw herbs for TCM, market uncertainty and a variety of additional factors that are beyond our control, including inflation, changes of weather, outbreak of disease, domestic government regulation, market speculation and overall economic conditions. We do not and will not have control over the factors affecting prices for the plants that we are planning to distribute in the areas in which we intend to distribute them. There can be no assurance that market prices, which historically have fluctuated widely, will continue to increase or remain stable and any future declines in prices will reduce any revenue, if any, that we may derive from our cultivation project.

Unforeseen and severe weather can reduce cultivation activity and lead to a decrease in anticipated harvest of the plants that are being cultivated on our leased land.

The climatic and seasonal factors such as weather conditions, level of rainfall and temperature may, among other things, affect the quality, overall supply and availability of raw herbs for TCM, including the plants that are being cultivated on our leased land. Sustained adverse weather conditions in Zhejiang Province in general and in Lin’an in particular where our cultivation site is located, such as rain, extreme cold or snow could disrupt or curtail cultivation and harvesting activities which in turn could reduce our anticipated harvest yields, delay the timing of our anticipated harvest and distribution, and negatively affect the quality of our harvest.  In addition, natural disasters such as fires, earthquakes, snowstorms, extreme climatic or weather conditions such as floods or droughts, or natural conditions such as crop disease, pests or soil erosion, may negatively impact the cultivation and harvest of the plants that are being cultivated on our leased land.  The occurrence of any of these may reduce the amount of revenue, if any, that we may derive from our cultivation project.

In addition, the actual climatic conditions in Zhejiang Province and in Lin’an may not conform to historical patterns and may be affected by variations in weather patterns, including any potential impact of climate change.  The effects of climate change may produce more variable or severe weather events that can adversely affect our ability to cultivate and harvest successfully. Each of these events could increase the cost of our cultivation project beyond our anticipation, which in turn could affect our overall profitability.

Should the plants that are being cultivated on our leased land become contaminated or deteriorate once we commence distribution, and we may be exposed to negative publicity about product safety which could have a negative impact on our financial condition.

The contamination or deterioration of the plants that are being cultivated on our leased land and that we are planning to distribute could harm our reputation and business. Once we are able to commence distribution, any such contamination or deterioration could result in their recall and criminal or civil liability, and restrict our ability for further distribution, thereby reducing the potential returns, if any, on the resources and efforts that we have invested into our cultivation project. Any resulting negative publicity could also drive consumers away from our pharmacies, which would have a material and adverse effect on our business, financial condition and results of operations.

We may also be affected by factors such as negative publicity resulting from the publication of industry findings, research reports or health concerns concerning the safety of TCM products produced in China or the plants that are being cultivated on our leased land in particular. Such complaints and negative publicity may lead to a loss of consumer confidence and a reduction in the demand for TCM or the plants that we plan to distribute.

We have limited control over the availability and the quality of the local farmers with whom we intend cooperate because we do not anticipate employing them directly.

We plan to hire local farmers to harvest the plants currently being cultivated on our leased land. We do not anticipate employing these farmers directly.  Instead, the farmers will be recruited and employed by the local villagers’ committees that we will enter into agreements with. We have limited control over the availability and the quality of this labor. A shortage of suitable laborers may adversely affect our harvest yields.

Risks Related to Our Online Drugstore Business

We rely on computer software and hardware systems in managing our online drugstore, the capacity of which may restrict our growth and the failure of which could adversely affect our business, financial condition and results of operations.

We are dependent upon our electronic commerce system to carry out our online pharmaceutical sales. Any system failure which causes interruptions to the input, retrieval and transmission of data or increases in service time could disrupt our normal operation. Although we believe we have a disaster recovery plan, which can handle the failure of our computer software and hardware systems, we cannot assure you that we can effectively carry out this disaster recovery plan and that we will be able to restore our operation within a sufficiently short time frame to avoid disruption to our business. Any failure in our computer software and/or hardware systems could have a material adverse effect on our business, financial condition and results of operations. In addition, if the capacity of our computer software and hardware systems fails to meet the increasing needs of our operations, our ability to grow may be constrained.

We only recently introduced our online drugstore business and, as a result, it may be difficult to evaluate its performance and prospects.

In April 2010, we were granted an Internet Pharmaceutical Transaction Service Qualification Certificate by the State Food and Drug Administration of Zhejiang Province, which allows us to engage in online retail pharmaceutical sales throughout China. In May 2010, we launched www.dada360.com to sell OTC drugs and nutritional supplements online. In July 2010, we established Shouantang Technology as a wholly-owned subsidiary to carry out the internet pharmacy business, and acquired Quannuo Technology in November 2010 to operate the website and provide software and technical support. Our ability to generate a profit from online sales remains unproven. Our online business strategy has not been tested over time and we cannot be certain that we will be able to successfully manage or grow our online business. We may incur significant costs as we continue to implement and improve our website. Given the limited operating history of our online business, it may be difficult for you to evaluate its performance and prospects.

Uncertainties regarding the growth and sustained profitability of e-commerce in China could adversely affect our online business prospects.

While e-commerce has existed in China since the 1990s, only recently have certain e-commerce companies in China become profitable. Thus, the long-term viability and prospects of various e-commerce business models, and e-commerce generally, in China remain relatively untested. Our future operating results from our online drugstore business will depend on numerous factors affecting the development of e-commerce in China, which may be beyond our control. These factors include:

●	the growth of personal computer, Internet and broadband usage and penetration in China, and the rate of any such growth;
●	the trust and confidence level of consumers in online shopping in China, as well as changes in customer demographics and consumers’ tastes and preferences;
●	the selection, price and popularity of products that we and our competitors offer on websites;
●	whether alternative retail channels or business models that better address the needs of consumers emerge in China;
●	the development of fulfillment, payment and other ancillary services associated with online purchases; and
●	general economic conditions, particularly economic conditions affecting discretionary consumer spending.

A decline in the popularity of shopping on the Internet in general, or failure by us to adapt our website and improve the online shopping experience of our customers in response to trends and consumer needs, may adversely affect our online business prospects.

If our online drugstore business fails to obtain and maintain the requisite assets, licenses, qualified personnel and approvals required under the complex regulatory environment for internet-based businesses in China, the business prospects for such business may be materially and adversely affected.

Internet-based businesses in China are highly regulated by the PRC government and numerous PRC regulatory authorities are empowered to issue and implement regulations governing various aspects of these businesses. Our online drugstore business is operated by our PRC subsidiary, Quannuo Technology, which is required to obtain and maintain certain assets relevant to its business, such as computers and other electrical equipment, as well as applicable licenses or approvals from different regulatory authorities. These assets and licenses are essential to the operation of an e-commerce business and are generally subject to annual review by the relevant governmental authorities. Furthermore, we may be required to obtain additional licenses. If we fail to obtain or maintain any of the required assets, licenses or approvals, our internet business may be deemed illegal and it may be subject to various penalties, such as confiscation of illegal income, fines and the discontinuation or restriction of its operations. Any such disruption may materially and adversely affect our online business prospects.

Risks Related to Our Corporate Structure

Chinese regulations limit foreign ownership of Chinese pharmacy chain operating 30 or more stores and limit foreign ownership of Chinese medical clinics to Sino-foreign joint venture. Our “Jiuzhou Grand Pharmacy” and “Lydia Grand Pharmacy” stores are operated by Jiuzhou Pharmacy and its subsidiary Shanghai Lydia, and our clinics are operated by Jiuzhou Clinic and Jiuzhou Service, all of which we control by means of contractual arrangements. The validity of such contractual arrangements is uncertain. If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected. If the PRC regulatory bodies determine that such contractual arrangements do not comply with PRC regulatory restrictions on foreign investment in drugstore and medical practice or in our business generally, we could be subject to severe penalties. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

Current PRC regulations limit any foreign investor’s ownership in a drugstore operator to 49.0% if such operator owns interests in more than 30 drugstores in China that sell a variety of branded pharmaceutical products sourced from different suppliers. Since we do not own any equity interests in Jiuzhou Pharmacy (or its subsidiary Shanghai Lydia), but controls it through contractual arrangements with our wholly foreign owned enterprise (“WFOE”), Jiuxin Management, we have been advised by our PRC counsel, Allbright Law Offices (“Allbright”), that the regulations on foreign ownership of drugstores do not apply to us even if Jiuzhou Pharmacy or Shanghai Lydia expands beyond 30 stores. Similarly, foreign ownership of medical practice in China is limited to means of Sino-foreign joint venture. Since we do not have actual equity interest in Jiuzhou Clinic or Jiuzhou Service, but control these entities through contractual arrangements, Allbright has advised us that the PRC regulations restricting foreign ownership of medical practice are not applicable to us or our structure.

There are, however, uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of our contractual arrangements. Although we have been advised by Allbright, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service and our three founders) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable, and we may not be able to consolidate the operations of HJ Group with our results of operations. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements. For example, pursuant to the PRC Property Rights Law that became effective on October 1, 2007, the pledge of any equity interests of a PRC private entity shall become effective once it is duly registered with the local branches of the State Administration for Industry and Commerce (“SAIC”).  Following the promulgation of the Property Law, SAIC further issued the Administrative Measures for Registrations of Share Pledge on September 1, 2008, which provided detailed procedural guidance for the local SAIC offices to handle the registrations of share pledge. The Equity Pledge Agreements entered by Jiuxin Management with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service as part of the contractual arrangements have created a legally binding obligation on the parties upon the execution date; however, the pledge established under these agreements does not become effective until due registration with local SAIC office. On May 18, 2010, registration of the pledged equity interests in Jiuzhou Pharmacy was completed.

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

The Chinese government regulates drugstores and the practice of medicine including foreign ownership, and the licensing and permit requirements. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to Chinese government regulation of the industry include the following:

●
we only have contractual control over HJ Group. We do not own them due to the restriction of foreign investment in pharmacy chains with 30 or more drugstores and foreign ownership of medical practice; and

●
uncertainties relating to the regulation of drugstores and medical practice in China, including evolving licensing practices, means that permits, licenses or operations at our company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

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

We have no equity ownership interest in HJ Group, and rely on contractual arrangements to control and operate the HJ Group companies and their businesses. These contractual arrangements may not be as effective in providing control over these companies as direct ownership. For example, Jiuzhou Pharmacy, Jiuzhou Clinic or Jiuzhou Service could fail to take actions required for our business despite its contractual obligation to do so. If Jiuzhou Pharmacy, Jiuzhou Clinic or Jiuzhou Service fails to perform under its agreements with us, we may have to rely on legal remedies under Chinese law, which may not be effective. In addition, we cannot assure you that our three founders will act in our best interests.

Because we rely on contractual arrangements to control HJ Group and for our revenue, the termination of such agreements will severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between Jiuxin Management, our WFOE, and each of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service. All of our business operations are conducted by, and we derive all of our revenues from, HJ Group. Because neither we nor Jiuxin Management own equity interests of HJ Group, the termination of the contractual arrangements would sever our ability to continue receiving payments from Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service under our current holding company structure.

As we do not have any equity interests in any of the HJ Group companies, in the event the contractual arrangements terminate, we will lose our control over them and their business operations, as well as our sole source of revenues. Should this occur, we may seek to acquire control of HJ Group through other means, although we cannot guarantee that we will do so, nor can we guarantee that we will be successful if we do.

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

We are a holding company, and rely principally on dividends paid by our consolidated PRC operating entities for cash requirements, including the funds necessary to service any debt we may incur, which are passed on to us through Jiuxin Management. If any of the consolidated operating entities incurs debt in its own name in the future, the instruments governing the debt may restrict dividends or other distributions on its equity interest to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements in a manner that would materially and adversely affect our ability to pay dividends and other distributions on our equity interest.

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards. Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their statutory surplus reserve fund until the accumulative amount of such reserves reach 50.0% of their respective registered capital. As a result, our consolidated PRC entities are restricted in their ability to transfer a portion of their net income to us whether in the form of dividends, loans or advances. As of March 31, 2011, our restricted reserves totaled RMB 9,460,695 ($1,309,109) and we had unrestricted retained earnings of RMB 160,505,337 ($23,287,474). Our restricted reserves are not distributable as cash dividends. Any limitation on the ability of our consolidated operating entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

Management members of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Mr. Lei Liu, our chairman and chief executive officer, is also the executive director of Jiuzhou Pharmacy, a general partner of Jiuzhou Clinic, and the supervising director of Jiuzhou Service. Mr. Chong’an Jin, one of our directors, is the supervising director of Jiuzhou Pharmacy, the managing general partner of Jiuzhou Clinic, and the executive director of Jiuzhou Service. Ms. Li Qi, our corporate secretary and also a member of the board of directors, is the general manager of each of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service and a general partner of Jiuzhou Clinic. Conflicts of interests between their respective duties to our company and HJ Group may arise. As our directors and executive officer (in the case of Mr. Liu), they have a duty of loyalty and care to us under U.S. and Hong Kong law when there are any potential conflicts of interests between our company and HJ Group. We cannot assure you, however, that when conflicts of interest arise, every one of them will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, they may determine that it is in HJ Group’s interests to sever the contractual arrangements with Jiuxin Management, irrespective of the effect such action may have on us. In addition, any one of them could violate his or her legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment that Jiuzhou Pharmacy, Jiuzhou Clinic or Jiuzhou Service is obligated to remit to us under the consulting services agreement.

In the event that you believe that your rights have been infringed under the securities laws or otherwise as a result of any one of the circumstances described above, it may be difficult or impossible for you to bring an action against HJ Group or our officers or directors who are members of HJ Group’s management, all of whom reside within China. Even if you are successful in bringing an action, the laws of China may render you unable to enforce a judgment against the assets of the HJ Group companies and their respective management, all of which are located in China.

Risks Related to Doing Business in China

Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are subject to restrictions on making payments to us.

As a result of our holding company structure, we rely primarily on payments from Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service under their contractual arrangements with our WFOE, Jiuxin Management, as well as dividends from our PRC subsidiaries, for our revenue. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual arrangements, we may be unable to pay dividends on our ordinary shares.

Uncertainties with respect to the Chinese legal system could adversely affect us.

We conduct our business through our subsidiaries and controlled companies in the PRC. Our operations in China are governed by Chinese laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

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

We are a holding company and conduct our business through our subsidiaries and controlled companies in the PRC.. In addition, all of our operating assets are located in, and all of our other senior executive officers (excepting our chief financial officer) reside within, China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers and directors not residing in the United States, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, our public shareholders may have substantial difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation with assets and management members located in the United States.

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

Under the auspices of the Healthy China 2020 program (the “Program”), published by China’s National Development and Reform Commission in October 2008, the PRC government has set in motion a series of policies in fairly rapid successions aimed to improve China’s healthcare system. Such policies include (1) discouraging hospitals from both prescribing and dispensing medication, (2) the unveiling of formal healthcare reform guidelines in April 2009, aimed to improve the availability of and subsidies for “essential” drugs, and (3) a series of price adjustments, the latest of which is in March 2011, and affected listing approximately 852 medicines. While an underlying goal of these policies is to make drugs more accessible to China’s poorer populations, such policy as discouraging hospitals from both prescribing and dispensing medication also serve to create opportunities that in turn will intensify business competition in the Chinese retail drugstore industry, as well as competition for skilled labor and retail spaces. Additionally, we expect the NEDL to lead to a rise in the number of government-subsidized community healthcare service centers, which will erode the convenience and price advantage that our drugstores traditionally enjoy against hospitals.

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

The current PRC Enterprise Income Tax Law, or the EIT Law, and the implementation regulations for the EIT Law issued by the PRC State Council, became effective as of January 1, 2008. The EIT Law provides that a maximum income tax rate of 20% is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the implementation regulations. We are a Nevada holding company and substantially all of our income is derived from our subsidiaries and controlled companies located in the PRC. Therefore, dividends paid to us by our subsidiaries in China may be subject to the 10% income tax if we are considered as a “non-resident enterprise” under the EIT Law. If we are required under the EIT Law and its implementation regulations to pay income tax for any dividends we receive from our PRC subsidiaries, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, we may pay to our shareholders.

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

Although our common stock has been listed on the NASDAQ Capital Market since April 22, 2010, the historical trading volume of our common stock has generally been very low. Reported average daily trading volume in our common stock from May 1, 2010 through June 24, 2011 was approximately 39,121 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

Volatility in our common share price may subject us to securities litigation

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. As an illustration of such volatility, the closing price of our common stock during the 52 weeks preceding the date of this Form 10-K ranged from a low of  $1.65 to a high of $6.16.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting. We reported certain material weaknesses involving control activities, specifically:

Accounting and Finance Personnel Weaknesses - The current accounting staff is relatively inexperienced, and requires substantial training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2011 considered the following factors including: the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes; the significance of the audit adjustments impact on the overall financial statements; how appropriately we complied with U.S. GAAP on transactions; and how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis. Based on the above factors, management concluded that the control deficiency over accounting and finance personnel should be a material weakness as of March 31, 2011 and 2010, respectively, because the situation regarding the insufficient number of qualified resources in our U.S. reporting team remained the same in these two years.

We did not maintain effective controls over internal audit function due to the lack of qualified internal auditors who are familiar with internal audit and U.S. GAAP, and we did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

Our management has undertaken steps to address these issues, subsequent to year end, including hiring a third party to assist us with identifying the steps necessary to improve our internal controls and the implementation of such steps. However, there is no assurance that additional remedial measures will not be necessary, or that after the remediation our management will be able to conclude that our internal controls over our financial reporting are effective.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 13,531,579 shares of our common stock outstanding as of June 24, 2011, approximately 7,376,002 million shares are, or will be, freely tradable without restriction, unless held by our "affiliates", as of such date. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock. If our founders and service consultants were to sell their shares, they would be subject to volume and/or other restrictions imposed by Rule 144.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Our corporate headquarters and 54 of our 55 stores, as well as the offices of Shouantang Technology and Quannuo Technology, are located in Hangzhou. The land on which herbal plants for TCM are being cultivated is located in Lin’an approximately 30 miles from Hangzhou. We also have one store location in Shanghai.

As of the date of this Form 10-K, we have entered into 61 operating leases for our headquarters, offices for Quannuo Technology and  Shouantang Technology, and retail spaces with various terms, periods and other rental provisions. All such leases are with third parties with the exception of our headquarters and a retail space, which we are leasing from our Chairman Mr. Lei Liu. We believe that our leased properties are well maintained and in good operating condition, and are sufficient for our current business operations. The leases do not contain any material escalating lease payments or contingent rental payment terms. See Note 6, "Long Term Deposits," and Note 16, “Commitments and Contingencies,” of the footnotes to our audited financial statements for the years ended March 31, 2011 and 2010, included elsewhere in this Form 10-K.

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

We are also leasing two pieces of land in Lin’an from The People's Government of Qianhong Village, and have entered into 30-year lease in connection therewith in February 2010. One piece of land is approximately 4.6 acres and is zoned for industrial use, and the other is approximately 48.6 acres of forestry land. More than ten herb plants are currently being cultivated on both pieces of land. The lease amount for the land was prepaid in full in March 2010. See Note 7, "Prepaid Non Current," and Note 17, "Commitments and Contingencies," of the footnotes to our audited financial statements for the years ended March 31, 2011 and 2010, included elsewhere in this Form 10-K.

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

On December 8, 2009, Jiuzhou Pharmacy filed suit against The Ventana Group, LLC and Michael Hom in the California Superior Court for the County of San Mateo (Case Number CV490272), alleging breach of contract of an agreement entered into with the defendants in 2008 and seeking damages of $25,000. The suit was subsequently amended to remove Mr. Hom as a defendant. In May 2010, Jiuzhou Pharmacy sought for default judgment against the remaining defendant. On July 14, 2010, a default judgment was entered in favor of Jiuzhou Pharmacy.

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

	The OTCBB Bid Price per Share (1)			The Nasdaq Capital Market Price per Share (2)
	High		Low	High		Low
Quarter ended
June 30, 2011 (3)	$	N/A	N/A		$1.65		$2.76
March 31, 2011	$	N/A	N/A		$5.60		$2.50

December 31, 2010	$	N/A	N/A		$6.10		$4.15
September 30, 2010	$	N/A	N/A		$6.94		$3.92
June 30, 2010		$9.50	$3.48		$5.49		$3.80
March 31, 2010		$10.00	$3.60	$	N/A	$	N/A

December 31, 2009		$5.30	$0.10	$	N/A	$	N/A
September 30, 2009		$0.00	$0.00	$	N/A	$	N/A

(1)	Through April 21, 2010.

(2)	From April 22, 2010 forward.

(3)	Through June 27, 2011.

Based on the records of our transfer agent, we had approximately 13,531,579 shares of common stock issued and outstanding as of June 24, 2011.

Holders

Based on the records of our transfer agent, there were 10 stockholders of record of our common stock as of June 24, 2011 (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

Recent Sales of Unregistered Securities

None during the three months ended March 31, 2011.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended March 31, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US$ and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into US$ at various pertinent dates and for pertinent periods.

Overview

We are primarily an operator of retail pharmacies based in Zhejiang Province, China.  Our drugstores provide customers with a wide variety of medicinal products, including prescription and OTC drugs, nutritional supplements, TCM products, personal care products, family care products, medical devices, as well as convenience products including consumable, seasonal and promotional items. We briefly offered baijiu, or Chinese white liquor, at some of our pharmacies from December 2010 to February 2011. Each store typically carries approximately 2,500 to 7,000 different products.  In addition to these products, we have licensed doctors of both western medicine and TCM onsite for consultation, examination and treatment of common ailments at scheduled hours.   Our stores presently average approximately 250 square feet.

In addition to pharmacies and medical clinics, we plan to distribute herbal plants being cultivated on our leased land at our pharmacies and to third parties. In August 2010, we established Jiuxin Qianhong as a wholly-owned subsidiary to operate this cultivation project. Currently, more than ten herbal plants, including fructus rubi, white atractylodes rhizome and atractylodes macrocephala, are being cultivated on approximately 48 acres, which we expect to harvest in the latter half of 2011 through early 2012.

We have also been operating an online drugstore (www.dada360.com) that sells non-prescription drugs (including over-the-counter drugs and nutritional supplements), since May 2010. In July 2010, we established Shouantang Technology as a wholly-owned subsidiary and acquired Quannuo Technology in November 2010 to operate the website and provide software and technical support. As a part of our acquisition of Quannuo Technology, we also acquired its wholly-owned subsidiary, Hangzhou Quannuo, and the “Quannuo Grand Pharmacy” store. Other than activities relating to investing and financing the working capital of Quannuo Technology, Shouantang has had no separate operations of its own as of March 31, 2011.

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

Vendor allowances

We account for vendor allowances according to the accounting standard, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, and by Reseller to Sales Incentives Offered to Consumers by Manufacturers. Vendor allowances reduce the carrying value of inventories and subsequently transferred to cost of goods sold when the inventories are sold, unless those allowances are specifically identified as reimbursements for advertising, promotion and other services, in which case they are recognized as a reduction of the related advertising and promotion costs.

Slotting allowances are a major portion of total allowances. With slotting allowances, vendors reimburse us for the cost of placing new products on our shelves. We have no obligation or commitment to keep any such products on our shelves for a minimum period.

A small portion of vendor allowance also includes advertising and promotion allowances for the promotion of vendors' products in our stores. The promotion may be any combination of a temporary price reduction or a feature in print ads.

Depreciation and Amortization

Our non-current assets include property and equipment, including leasehold improvements, long term deposits and long term advances to suppliers. We depreciate our equipment assets using the straight-line method over the estimated useful lives of the assets. We make estimates of the useful lives of the equipment (including the salvage values), in order to determine the amount of depreciation expense to be recorded during any reporting period. We amortize leasehold improvements of our retail drugstores and other business premises over the shorter of five years or lease term. A majority of our leases have a five-year term. We estimate the useful lives of our other property and equipment at the time we acquire the assets based on our historical experience with similar assets as well as anticipated technological and other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, we may shorten the useful lives assigned to these assets as appropriate, which will result in the recognition of increased depreciation and amortization expense in future periods. There was no change to the estimated useful lives and salvage values during the years ended March 31, 2011 and 2010.

Impairment of Long-Lived Assets

We evaluate our long lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No significant indication of impairment noted as of March 31, 2011.

Inventories

We state our inventory at the lower of cost or market. Cost is determined using the first in first out method. Market is the lower of replacement cost or net realizable value. We carry out physical inventory counts on a monthly basis at each store and distribution location to ensure that the amounts reflected in the consolidated financial statements at each reporting period are properly stated and valued. We record write-downs to inventory for shrinkage losses and damaged merchandise that are identified during the inventory counts. The inventory write downs for the years ended March 31, 2011 and 2010 have been immaterial.

Results of Operations

           The following table summarizes our results of operations for the years ended March 31, 2011 and 2010.

	Years Ended March 31,
	2010		2011
		Percentage of		Percentage of
	Amount	total revenue	Amount	total revenue
Revenue	$55,174,929	100.0%	$69,969,479	100.0%
Gross Profit	$16,898,040	30.6%	$21,142,094	30.2%
Selling Expenses	$2,630,332	4.8%	$4,838,745	6.9%
General and Administrative Expenses	$1,510,154	2.7%	$4,723,943	6.8%
Income from Operations	$12,757,554	23.1%	$11,579,406	16.5%
Other Income (Expense)	$(55,520)	(0.1)%	$376,397	0.5%
Income Tax Expenses	$2,880,293	5.2%	$3,523,345	5.0%
Net Income	$9,821,741	17.8%	$8,432,458	12.1%

Revenue. Our revenue increased by $14,794,550 or 26.8% to $69,969,479 for the year ended March 31, 2011 from $55,174,929 for the year ended March 31, 2010 due to new store openings and maturing stores. Of this increase, $6,023,144 or 40.7% was attributable to new stores, with the remainder primarily attributable to our maturing stores that we opened prior to March 31, 2010. We operated 51 stores as of March 31, 2011, as compared to 25 stores as of March 31, 2010. We anticipate that our overall revenue will continue to increase as we open additional stores.

Gross Profit. Our gross margin increased by $4,244,054 or 25.1% to $21,142,094 for the year ended March 31, 2011 from $16,898,040 for the year ended March 31, 2010. Our gross margin slightly decreased from 30.6% for the year ended March 31, 2010 to 30.2% for the year ended March 31, 2011. We anticipate that our overall gross profit will continue to increase as our sales increase. Additionally, we anticipate that our gross margin will increase as we will be able to obtain better pricing terms from our suppliers and achieve further economies of scale as a result of purchasing larger quantities of products.

Selling Expenses. Our selling expenses increased by $2,208,413 or 84.0% to $4,838,745 for the year ended March 31, 2011 from $2,630,332 for the year ended March 31, 2010. The increase in selling expenses was increased rent expense and salaries as a result of opening new store locations. Selling expenses as a percentage of our revenue increased to 6.9% for the year ended March 31, 2011 from 4.8% for the year ended March 31, 2010. We expect that our selling expenses will increase as we continue to expand our store network within Zhejiang Province as well as Shanghai.

General and Administrative Expenses. Our general and administrative expenses increased by $3,213,789 or 212.0% to $4,723,943 for the year ended March 31, 2011 from $1,510,154 for the year ended March 31, 2010. General and administrative expenses as a percentage of our revenue increased to 6.8% from 2.7% for the year ended March 31, 2011. The increases in absolute dollars as well as a percentage of revenue related to professional fees incurred as a U.S. publicly traded company, increased salaries, and warehousing costs.  As we continue to open drugstores, further develop our infrastructure, and incur expenses related to being a U.S. public company, we anticipate that our general and administrative expenses will increase in absolute dollars as well as a percentage of total revenue.

Income from Operations. As a result of higher selling and general and administrative expenses, our income from operations decreased by $1,178,148 or 9.0% to $11,579,406 for the year ended March 31, 2011 from $12,757,554 for the year ended March 31, 2010. Our operating margin for the years ended March 31, 2011 and 2010 was 16.5% and 23.1%, respectively.

Income Taxes.  Our income tax expense increased to $3,523,345 for the year ended March 31, 2011 from $2,880,293 for the year ended March 31, 2010 as a result of certain expenses incurred in the United States not being deductible for PRC income tax purposes.

Net Income.  As a result of the foregoing, our net income decreased to $8,432,458 for the year ended March 31, 2011 from $9,821,741 for the year ended March 31, 2010.

 Liquidity

In summary, our cash flows for the periods indicated are as follows:

	March 31, 2011	March 31, 2010
Net cash (used in) provided by operating activities	(5,183,748)	807,309
Net cash (used in) provided by investing activities	(5,250,092)	(602,225)
Net cash (used in) provided by financing activities	15,770,507	(400,503)

Year Ended March 31, 2011

For the year ended March 31, 2011, we used $5,183,748 in operating activities, as opposed to $807,309 provided by operating activities for the year ended March 31, 2010. The change is primarily attributable to increases in advances to suppliers of $9,177,936 and in other current assets of $6,927,371, offset by a $1,075,811 increase in trade accounts payable and an increase in other payables and accrued liabilities of $2,370,213.

We used $5,250,092 in investing activities during the year ended March 31, 2011, primarily for purchasing a store location and making related leasehold improvements as well as leasehold improvements at other store locations as compared to $602,225 spent during the year ended March 31, 2010.

Cash provided by financing activities was $15,770,507 for the year ended March 31, 2011 as compared to of $400,503 used in financing activities for the year ended March 31, 2010. The increase was a result of the $15.7 million in net proceeds that we raised in a public offering of our common stock in April 2010.

As of June 27, 2011, we had cash of $ 6,190,312. Our total current assets as of March 31, 2011 were $39,456,654 and our total current liabilities were $11,717,481 which resulted in a net working capital of $27,739,173 as of March 31, 2011.

Capital Resources

In April 2010, we completed a public offering of 3.5 million shares of our common stock at a price of $5.00 per share resulting in gross proceeds of $17.5 million and net proceeds of $15.7 million after deducting commissions and all other expenses. During the next 90 days, we may complete our acquisition of Jiuxin Medicine that may require an all cash payment and have an obligation to contribute RMB 8,000,000 to complete the registered capital requirement  for Quannuo Technology. We believe that with our current working capital, we will be able to meet these obligations. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between four to five years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Years ending March 31,
2012	$2,832,615
2013	2,480,687
2014	2,025,371
2015	1,613,378
2016	680,293
Thereafter	489,517

Logistics Services Commitments

As of March 31, 2011, we used a third party service provider, Yingte Logistics, to accept goods from our suppliers and to deliver the goods to our store locations. Pursuant to our one-year agreement with Yingte Logistics entered into on January 1, 2011, we are obligated to pay 1% of the purchase price of the goods received from our suppliers by Yingte Logistics during the term of the agreement, from January 1, 2011 to December 31, 2011, with a contractual minimum of 3.9 million RMB.

We terminated our agreement with Yingte Logistics in April 2011, and now use Jiuxin Medicine’s facility as our distribution center. We are, however, still using Yingte Logistics for delivery of goods to our stores.

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

Exchange Rates

Our PRC subsidiaries and VIEs maintain their books and records RMB, the lawful currency of the PRC.  In general, for consolidation purposes, we translate their assets and liabilities into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of their financial statements are recorded as accumulated other comprehensive income.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this report were as follows:

	March 31, 2010	March 31, 2011
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1:RMB 0.1467	USD1:RMB 0.1527

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD1:RMB 0.14664	USD1:RMB 0.14909

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

None.

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

As of March 31, 2011, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2011 due to the following material weaknesses:

Accounting and Finance Personnel Weaknesses - The current accounting staff is relatively inexperienced, and requires substantial training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations. Therefore, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2011 considered the following factors including:

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

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel should be a material weakness as of March 31, 2011 and 2010, respectively, because the situation regarding the insufficient number of qualified resources in our U.S. reporting team remained the same in these two years.

Subsequent to the fiscal year ended March 31, 2011, our management has identified the steps it believes are necessary to address the weaknesses described above, and expect that we will satisfactorily address the control deficiencies and weaknesses relating to these matters by the end of our fiscal year ending March 31, 2012, although there can be no assurance that compliance will be achieved in this time frame.

This annual report does not include an attestation report of our independent registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table identifies our current executive officers and directors as of the date of this Form 10-K, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment
Lei Liu	46	Chief Executive Officer and Chairman of the Board of Directors	September 17, 2009
Bennet P. Tchaikovsky	42	Chief Financial Officer	September 17, 2009
Li Qi	38	Secretary and Director	October 23, 2009
Chong’an Jin	47	Director	October 23, 2009
Shike Zhu	48	Director	October 23, 2009
Marc Thomas Serrio	52	Director	March 15, 2010
Bowen Zhao	75	Director	March 15, 2010
Yuehai Ke	39	Director	March 15, 2010
Shuizhen Wu	61	Director	March 15, 2010
Xiaomeng Yu	32	Director	March 15, 2010

Biographies

Lei Liu, Chief Executive Officer and Chairman of the Board of Directors
Mr. Liu is one of our three founders, and has been the executive director of Jiuzhou Pharmacy since September 2003 and the supervising director of Jiuzhou Service since November 2005. From December 1997 to August 2003, Mr. Liu worked as a general manager of Tai He Drugstore, which is not related to or affiliated with us. From September 1992 to November 1997, Mr. Liu was an administration official of Hangzhou Medical Junior College, his alma mater, where he was also a researcher and an anatomy instructor from September 1983 to July 1992. Mr. Liu has been a licensed researcher in the PRC since September 1988. As the founder responsible for our vision and direction, Mr. Liu is invaluable to us and our board of directors.

Bennet P. Tchaikovsky, Chief Financial Officer
Mr. Tchaikovsky is presently the chief financial officer of VLOV, Inc., which he performs on a part-time basis. From May 2008 through April 2010, Mr. Tchaikovsky served as the Chief Financial Officer of Skystar Bio-Pharmaceutical Company which he served on a part time basis. From March 2008 through November 2009, Mr. Tchaikovsky served as a director of Ever-Glory International Group. From December 2008 through November 2009, Mr. Tchaikovsky served as a director of Sino Clean Energy, Inc. From July 2004 through October 2007, Mr. Tchaikovsky served as the chief financial officer of Innovative Card Technologies, Inc. Mr. Tchaikovsky acted as a consultant to Innovative Card Technologies from November 2007 until July 2008. None of these companies is related to or affiliated with the Company. Mr. Tchaikovsky is a licensed Certified Public Accountant and an inactive member of the California State Bar. He received a B.A. in Business Economics from the University of California at Santa Barbara, and a J.D. from Southwestern University School of Law.

Li Qi, Secretary and Director
Ms. Qi is one of our three founders and is currently the general manager of both Jiuzhou Pharmacy and Jiuzhou Service. From January 2000 to June 2003, Ms. Qi worked as a general manager of Zhejiang Yikang Drugstore, which is not related or affiliated to us. From October 1991 to January 2000, Ms. Qi worked in the Branch Hospital of Hangzhou No. 1 People’s Hospital as a nurse. Ms. Qi is a licensed TCM pharmacist in the PRC and is a 1991 graduate of Hangzhou Nurse School. As the founder overseeing our day-to-day corporate operations, Ms. Qi is invaluable to us and our board of directors.

Chong’an Jin, Director
Mr. Jin is one of our three founders and is presently the executive director of Jiuzhou Service and the managinggeneral partner of Jiuzhou Clinic. From June 1996 to September 2003, Mr. Jin worked as a general manager for Hangzhou Qiantang Medical Outpatient Clinic, which is not related or affiliated to us. From December 1991 to October 1994, he worked in Hangzhou Hospital of Traditional Chinese Medicine as a physician of western medicine. From September 1988 to December 1991, Mr. Jin worked in Zhejiang Tumor Hospital as a physician of western medicine. In July 1988, Mr. Jin received a B.S. in Medicine from Sun Yat-sen Medical University, and is a licensed pharmacist in the PRC. As the founder overseeing our pharmacists and medical clinic personnel, Mr. Jin is invaluable to us and our board of directors.

Shike Zhu, Director
Mr. Zhu is the chairman of Huai Nan Tian Rui Goods & Materials Co., Ltd., a post he has held since 2003. He is also the director of Tianri Rubber Products Co., Ltd. since 1994, where he was also the deputy general manager from 1994 to 1998. Since May 2008, Mr. Zhu has served as advisor to the chairman of China Wind Systems, Inc. (NASDAQ: CWS). None of these companies is related to or affiliated with us. From October 1988 to May 1994, Mr. Zhu was an official of Tiantai municipal government in Zhejiang Province, serving as vice director of the Overseas Chinese Affairs Office and vice director of the Overseas Chinese Federation. Mr. Zhu is a graduate of Zhejiang TV University Engineering Management College.. Mr. Zhu’s management experience with and working knowledge of both private and public companies assist our board of directors in better carrying out its supervision of our Company and management personnel.

Marc Thomas Serrio, Director
Mr. Serrio is chief financial officer of Ready Pac Foods, Inc., a position he has held since January 2011.  He is also founder and president of MTS Advisory since January 1996 which specializes in providing financial executive services to early stage and middle market companies in various industries. Mr. Serrio was interim chief financial officer and interim chief operating officer of Kate Somerville LLC from July 2008 to March 2009, chief financial officer of Detection Logic, Inc. from November 2005 to March 2008, and chief financial officer of TriTech Software Systems from March 1999 to November 2005. None of these companies is related to or affiliated with the Company. Mr. Serrio is a graduate of the Marshall School of Business at the University of Southern California, with a B.S. in business administration in 1981 and a M.B.A. with emphasis on investment finance and business economics in 1985. The Company’s Board of Directors has determined that Mr. Serrio should serve as a director given his senior level management experience in finance and accounting areas.

Bowen Zhao, Director
Mr. Zhao is a senior economist who has dedicated the past 54 years toward the development of the pharmaceutical industry in Zhejiang Province. Mr. Zhao is currently the deputy president of Zhejiang Province Industry and Economic Association, Zhejiang Province Entrepreneur Association and China Commercial Pharmacy Association, positions he has held since December 1994. In September 1996, Mr. Zhao was instrumental in organizing Zhejiang Province Commercial Pharmacy Association (which became Zhejiang Province Pharmaceutical Industry Association in September 2002), and has served as its president since its founding. Mr. Zhao has been with Zhejiang Pharmaceutical Co., Ltd., which is not related to or affiliated with us, since September 1983 and is currently its deputy manager. Mr. Zhao has been with Zhejiang Province Pharmaceutical Administration since May 1995, and is currently its deputy director. Mr. Zhao’s active involvements with regional trade groups and organizations provide us with valuable insights on issues and trends that are relevant to us and our business.

Yuehai Ke, Director
Dr. Ke is a professor of molecular genetics and cell signal transduction at the Department of Basic Medicine at Zhejiang University’s School of Medicine since September 2007, where he also advices doctorate candidates. Dr. Ke graduated from Zhejiang University in 1995, where he majored in biochemistry. After graduation, Dr. Ke joined the Chinese Center for Disease Control and Prevention from September 1995 to July 1998. Dr. Ke obtained his master degree in medicine in 1998 from Fudan University, where he studied genetic disease of human multiple genes, and his doctorate degree in 2001 also from Fudan University. In 2000, Dr. Ke was an exchange student at the School of Public Health at the University of Texas in Houston. From February 2002 to September 2007, Dr. Ke studied cell signal transduction at the Cancer and Stem Cell Research Center of the Burnham Medical Research Institute in California. From September 2005 to September 2007, Dr. Ke was an associate professor at the Chinese Academy of Medical Sciences & Peking Union Medical College, focusing his research and studies on the application development of cell kinetics models and genetic analysis. Given Dr. Ke’s academic stature and accomplishments, his presence on our board of directors enhances our Company reputation and image in the markets where we operate.

Shuizhen Wu, Director
Dr. Wu has been with Zhejiang No. 1 Hospital, which is affiliated with Zhejiang University’s School of Medicine, since July 2005, where she is currently a researcher and senior management personnel. From July 1978 to May 1994, Dr. Wu served as deputy director of the medical faculty at Zhejiang Medical University. Dr. Wu is a 1978 graduate of Zhejiang Medical University. Through Dr. Wu’s association with the top regional medical facilities, we have access to, and the ability to recruit from, the top graduates for our pharmacies and medical clinics.

Xiaomeng Yu, Director
Mr. Yu is president of China Mingsheng Bank’s Xiasha branch in Hangzhou, where he was previously its senior client manager from October 2005 to July 2008. From August, 2003 to September 2005, Mr. Yu was translator and site manager for Hangzhou Road Engineering Equipment Co., Ltd. None of these companies is related to or affiliated with the Company. Mr. Yu graduated from Japan’s Daito Bunka University in September 2003 with a degree in business management. Mr. Yu’s standing in and knowledge of the Hangzhou business community serves as an important bridge between us and the financial institutions with whom we may desire to do business with.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended March 31, 2011, our directors, executive officers and holders of 10% or more of our common stock complied with Section 16(a) filing requirements applicable to them, except for Mr. Shike Zhu.

The Board of Directors and Committees

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses. We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion. We also seek directors who have the ability and commitment to devote significant time and energy to service on the board and its committees. We believe that all of our directors meet the foregoing qualifications.

Based on the information submitted by Marc Thomas Serrio, Bowen Zhao, Yuehai Ke, Shuizhen Wu and Xiaomeng Yu, our board of directors has determined that each of them is independent under Rule 5605(a)(2) of The NASDAQ Listing Rules.

During the fiscal year ended March 31, 2011, our board of directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of directors	0	3
Audit committee	4	1
Compensation committee	0	1
Nominating committee	0	1

Audit Committee

Our audit committee operates under a written charter, and is made up of three independent directors: Marc Thomas Serrio, Yuehai Ke and Shuizhen Wu, who were appointed to the committee on March 15, 2010. Our board of directors has determined, based on information furnished by Mr. Serrio and other available information, that Mr. Serrio meets the requirements of an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act, and has accordingly designated him as such as well as chairman of the committee.

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

Compensation Committee

Our compensation committee operates under a written charter, and is made up of three independent directors: Yuehai Ke, Bowen Zhao and Xiaomeng Yu, who were appointed to the committee on March 15, 2010. Dr. Ke is chairman of the committee. Our compensation committee will oversee and, as appropriate, making recommendations to the board of directors regarding the annual salaries and other compensation of our executive officers and our employees, and other policies, and provide assistance and recommendations with respect to our compensation policies and practices.

Nominating Committee

Our nominating committee operates under a written charter, and is made up of three independent directors: Shuizhen Wu, Bowen Zhao and Xiaomeng Yu, who were appointed to the committee on March 15, 2010. Dr. Wu is chairwoman of the committee. Our compensation committee will assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at our annual general meeting and fill any vacancies on our board of directors, consider any nominations of director candidates validly made by stockholders, and review and consider developments in corporate governance practices.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended March 31, 2011 and 2010 by (i) our CEO (principal executive officer), (ii) our CFO (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year ended March 31,	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Lei Liu,	2010	21,942	-0-	-0-	-0-	-0-	-0-	-0-	21,942
CEO (1)	2011	22,000	-0-	-0-	-0-	-0-	-0-	-0-	22,000
Bennet P. Tchaikovsky,	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO (2)	2011	100,000	-0-	61,796	-0-	-0-	-0-	-0-	161,796
Li Qi,	2010	19,894	-0-	-0-	-0-	-0-	-0-	-0-	19,894
Secretary (1)	2011	20,000	-0-	-0-	-0-	-0-	-0-	-0-	20,000
______________________
(1)	Compensation as reported is based on interbank exchange rate of RMB 0.15220 to $1.00 on March 31, 2011.

(2)
Mr. Tchaikovsky’s compensation under “Stock Awards” represents 13,261 shares of common stock in connection with the Loanout agreement for his services dated May 14, 2010, including 9,261 shares vested as of March 31, 2011 pursuant to a vesting schedule and 4,000 shares issued as a bonus.

Outstanding Equity Awards at Fiscal Year Ended March 31, 2011

As of March 31, 2011, we had an obligation to issue 13,261 shares to Mr. Tchaikovsky. Such shares were issued to Mr. Tchaikovsky in May 2011 under the China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan.

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

Agreements for the Services of Bennet P. Tchaikovsky

On July 30, 2009, Jiuzhou Pharmacy entered into a CFO Services Agreement (the “CFO Agreement”) with Worldwide Officers, Inc., a California corporation (“WOI”), to retain the services of Bennet P. Tchaikovsky as its chief financial officer until the completion of a financing. Under the terms of the CFO Agreement, Mr. Tchaikovsky performs his duties from the United States for compensation of $30,000 through the close of a financing. The CFO Agreement terminates at the closing of a financing, provided that Jiuzhou Pharmacy shall enter into a new agreement at that time with WOI to continue Mr. Tchaikovsky’s engagement as chief financial officer. Jiuzhou Pharmacy may also terminate the CFO Agreement upon a 30-day written notice to Mr. Tchaikovsky. On the other hand, Mr. Tchaikovsky may terminate the CFO Agreement upon a 90-day written notice to Jiuzhou Pharmacy.

On May 14, 2010, we entered into a Loanout Agreement with Worldwide Officers, Inc. (“WOI”) pursuant to which we engaged the services of Mr. Tchaikovsky as our Chief Financial Officer for a period of one year beginning May 14, 2010. Mr. Tchaikovsky has been serving as our Chief Financial Officer since May 15, 2011 without a written agreement with us.

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

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended March 31, 2011:

DIRECTOR COMPENSATION TABLE
Name	Fiscal Year ended March 31,	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu (2)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Li Qi (2)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chong’an Jin	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Shike Zhu	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Marc Thomas Serrio (3)	2011	-0-	40,000	-0-	-0-	-0-	-0-	40,000
Bowen Zhao	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yuehai Ke	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Shuizhen Wu	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Xiaomeng Yu	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes.

(2)	This individual's compensation is reflected in the Summary Compensation Table on page 42 above.

(3)
Mr. Serrio’s compensation under “Stock Awards” represents 6,897 shares of common stock in connection with his director offer letter dated March 14, 2010, which shares were issued to him in May 2011 under the China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan.

We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity, although we have entered into certain agreements with a director as described below.  We intend to develop such a policy in the near future.

Agreements with Directors

On March 15, 2010, we entered into an agreement with Mr. Serrio in the form of a director offer letter, pursuant to which we have agreed to compensate him $40,000 annually for his services as a director and audit committee financial expert and chairman, in the form of 6,897 restricted shares of our common stock payable in four quarterly installments beginning with the quarter ending March 31, 2010. Additionally, we are obligated to obtain and maintain a directors and officers’ insurance policy, and to include Mr. Serrio as an insured under such policy.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	26,897	4.98	1,998,103
Equity compensation plans not approved by security holders	—	—	—
TOTAL	26,897	4.98	1,998,103

On September 21, 2010, our board of  directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”). The maximum number of shares that may be issued under the Plan is 2,025,000 shares of our common stock. The Plan was approved by our shareholders at our annual meeting held on November 2, 2010. Under the Plan, the Company may issue common stock and/or options to purchase common stock to our officers, directors, employees and consultants. The Plan is administered either by our board of directors or a committee that it designates comprising of at least two “non-employee” directors. The board (or the committee if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of March 31, 2011, there are 1,998,103 shares of our common stock remaining available for future issuance under the Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on June 24, 2011 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
Executive officers and directors: (1)	Number of Shares beneficially owned (2)	Percentage of class beneficially owned (3)
Lei Liu, chief executive officer and chairman of the board of directors (4)	6,030,000	44.6%
Bennet P. Tchaikovsky, chief financial officer (5)	114,000	* %
Li Qi, Secretary and Director (4)	6,030,000	44.6%
Chong’an Jin, Director (4)	6,030,000	44.6%
Shike Zhu, Director (6)	250,000	1.8%
Marc Thomas Serrio (7)	10,231	*
Bowen Zhao (8)	0	0%
Yuehai Ke (9)	0	0%
Shuizhen Wu (10)	0	0%
Xiaomeng Yu (11)	0	0%
All directors and executive officers as a group (5 persons)	6,404,231	47.3%

5% Shareholders: (1)
Super Marvel Limited (4)	6,030,000	44.6%

*	Less than 1%.
(1)	Unless otherwise noted, the address for each of the named beneficial owners is: Room 507-513, 5th Floor, A Building, Meidu Plaza, Gongshu District, Hangzhou, Zhejiang Province, China.
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

(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 13,531,579 shares outstanding as of June 24, 2011.
(4)
The address of Super Marvel Limited (“Super Marvel”) is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. The owners of Super Marvel are Lei Liu (39%), who is also its executive director, and Li Qi (30%) and Chong’an Jin (31%), who are also its directors. As such, they are deemed to have or share investment control over Super Marvel’s portfolio. The numbers of shares of common stock reported herein as beneficially owned by Mr. Liu, Ms. Qi and Mr. Jin are held by Super Marvel, which they in turn own indirectly through their respective ownership of Super Marvel.

(5)	Bennet P. Tchaikovsky’s address is: 6571 Morningside Drive, Huntington Beach, CA 92648.
(6)	Shike Zhu’s address is: Citigroup Tower, 24/F, 33 Hua Yuan Shi Qiao Road, Pudong New Area, Shanghai, China 200120.
(7)	Marc Thomas Serrio’s address is: P.O. Box 91836, Pasadena, California 91109. Includes 3,334 shares to which Mr. Serrio has the right to acquire within 60 days of June 11 2011.
(8)	Bowen Zhao’s address is: Room 1315, Hualong Business Building, No. 110 N. Ganshan Road, Hangzhou, China 310000.
(9)	Yuehai Ke’s address is: 388 Yuhangtang Road, Hangzhou, China 310058.
(10)	Shuizhen Wu’s address is: Room 2302, #20 Building, Hanlinguan Daxue Road, Hangzhou, China 310000.
(11)	Xiaomeng Yu’s address is: Wen Hui Guan Quen Fang 7-2, No. 3 Street, Baiyang Street, Economic Commercial and Technological Development Area, Hangzhou, China 310018.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Share Exchange Agreement

On September 17, 2009, in connection with the share exchange agreement that we executed with Renovation and its stockholders, we issued 7,900,000 shares of our common stock to the stockholders of Renovation in exchange for 100% of the issued and outstanding common stock of Renovation. As a result, the stockholders of Renovation became our controlling shareholders and Renovation became our wholly-owned subsidiary.

Other Related Party Transactions

Set forth below are the related party transactions us and our officers and/or directors as of the dates set forth on the table:

	March 31, 2011	March 31, 2010
Amount due to director (1):	$800,058	$935,000

(1)
As of March 31, 2011, the amount due to directors represents contribution from directors, Li Qi, Chong 'an Jin, and Lei Liu to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements. Such contributions are to be returned to the directors upon demand.

We also lease a retail space and our corporate office from Mr. Liu under long-term operating lease agreements from August 2010 to August 2012 and from January 2011 to December 2012, respectively. The rents are $178,912 and $175,968 for years ended March 31, 2011 and 2010, respectively.  The rent paid to Mr. Liu amounted to $178,912 and $175,968 for the years ended March 31, 2011 and 2010, respectively.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Frazer Frost, LLP (“Frazer Frost”) served as our independent registered public accounting firm for fiscal year ended March 31, 2010.  On April 19, 2011, we dismissed Frazer Frost and appointed Friedman, LLP (“Friedman”) as our new independent registered public accounting firm for fiscal year ended March 31, 2011. The following table shows the fees that were billed for audit and other services provided by these firms during the 2010 and 2011 fiscal years:

	Fiscal year ended March 31,
	2010	2011
	Frazer Frost	Frazer Frost	Friedman
Audit fees (1)	$235,000	$0	$160,000
Audit-related fees (2)	0	75,000	15,000
Tax fees (3)	0	0	0
All other fees (4)	0	3,500	0
Total	$235,000	$78,500	$175,000

(1)
Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements of China Jo-Jo are included in Part II, Item 8 of this Report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at March 31, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Income for the Years Ended March 31, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended March 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended March 31, 2011 and 2010

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX
Exhibit Number	Description
2
Share Exchange Agreement among Kerrisdale Mining Corporation (“Kerrisdale”), certain of its stockholders, Renovation Investment (Hong Kong) Co., Ltd. (“Renovation”) and its shareholders dated September 17, 2009 (3)

3.1	Articles of Incorporation of Kerrisdale (1)
3.2	Certificate of Amendment to Articles of Incorporation of Kerrisdale filed with the Nevada Secretary of State on July 14, 2008 (2)
3.3	Articles of Merger between Kerrisdale Mining and China Jo-Jo Drugstores, Inc. filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws (1)
3.5	Text of Amendments to the Bylaws (2)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (7)
4.1	Specimen of Common Stock Certificate (1)
4.2	2010 Equity Incentive Plan (10)
10.1
Consulting Services Agreement between Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) and Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”) dated August 1, 2009 (3)

10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Director Offer Letter with Marc Thomas Serrio dated March 15, 2010 (6)
10.29	Indemnification Agreement with Marc Thomas Serrio dated March 15, 2010 (6)
10.30	Loanout Agreement with Worldwide Officers, Inc. dated May 14, 2010 (8)
10.31	Indemnification Agreement with Mr. Bennet Tchaikovsky dated May 14, 2010 (8)
14	Code of Business Conduct and Ethics (6)
16.1	Letter from Frazer Frost, LLP dated April 25, 2011 (12)
16.2	Letter from Frazer Frost, LLP dated May 19, 2011 (13)
21	List of subsidiaries *
23.1	Consent of Independent Publicly Registered Accounting Firm, Friedman, LLP *
23.2	Consent of Independent Publicly Registered Accounting Firm, Frazer Frost, LLP *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Agreement for Logistics Services entered into between Jiuzhou Pharmacy and Zhejiang Yingte Logistics Co., Ltd. (“Yingte Logistics”) dated January 1, 2011 (11)
99.2	Form of CFO Services Agreement entered into between Jiuzhou Pharmacy and Worldwide Officers, Inc. on July 30, 2009 (5)
99.3	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (9)
99.4	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (9)

*	Filed herewith
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on November 28, 2007
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 24, 2009
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 30, 2009
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on January 27, 2010
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 16, 2010
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 14, 2010
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 14, 2010
(9)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on June 29, 2010
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 3, 2010
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2011
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 25, 2011
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2011

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: June 29, 2011	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer

Date: June 29, 2011	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lei Liu	Chief Executive Officer / Director	June 29, 2011
Lei Liu

/s/ Bennet P. Tchaikovsky	Chief Financial Officer	June 29, 2011
Bennet P. Tchaikovsky

/s/ Li Qi	Secretary / Director	June 29, 2011
Li Qi

/s/ Chong’an Jin	Director	June 29, 2011
Chong’an Jin

/s/ Shike Zhu	Director	June 29, 2011
Shike Zhu

/s/ Yuehai Ke	Director	June 29, 2011
Yuehai Ke

/s/ Marc Thomas Serrio	Director	June 29, 2011
Marc Thomas Serrio

/s/ Shuizhen Wu	Director	June 29, 2011
Shuizhen Wu

/s/ Xiaomeng Yu	Director	June 29, 2011
Xiaomeng Yu

/s/ Bowen Zhao	Director	June 29, 2011
Bowen Zhao

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Jo-Jo Drugstore, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of China Jo-Jo Drugstore, Inc. and subsidiaries (the “Company”) as of March 31, 2011 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011, and the consolidated results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
Marlton, New Jersey
June 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Jo-Jo Drugstores, Inc. and Subsidiaries

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

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California
June 29, 2010

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND MARCH 31, 2010

ASSETS
	2011	2010
CURRENT ASSETS
Cash	$6,489,905	$801,593
Restricted cash	921,876	746,703
Trade accounts receivable, net	1,484,850	1,228,294
Inventories	4,617,420	3,770,411
Other receivables	1,049,564	282,073
Advances to suppliers	16,528,772	6,850,240
Other current assets	8,364,267	1,331,167
Total current assets	39,456,654	15,010,481

PROPERTY AND EQUIPMENT, net	5,471,432	1,186,292

OTHER ASSETS:
Long term deposit	2,540,758	2,311,661
Prepaid noncurrent	6,075,478	5,508,963
Intangible assets	390,302	-
Total other assets	9,006,538	7,820,624

Total assets	$53,934,624	$24,017,397

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$3,530,204	$2,330,317
Notes payable	2,704,680	1,464,241
Other payables	627,734	225,716
Other payables - related parties	880,058	935,000
Customer deposits	2,038,608	-
Taxes payable	1,624,558	1,235,083
Short-term loans	-	880,200
Accrued liabilities	311,639	257,091
Total current liabilities	11,717,481	7,327,648

Purchase option derivative liability	153,226	-
Total liabilities	11,870,707	7,327,648

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
nil issued and outstanding as of March 31, 2011 and 2010
Common stock; $0.001 par value; 250,000,000 shares authorized;
13,519,434 and 10,000,000 shares issued and outstanding
as of March 31, 2011 and March 31, 2010, respectively	13,530	10,000
Paid-in capital	16,333,956	877,884
Statutory reserves	1,309,109	1,309,109
Retained earnings	23,287,474	14,855,016
Accumulated other comprehensive loss	1,119,848	(362,260)
Total shareholders' equity	42,063,917	16,689,749

Total liabilities and shareholders' equity	$53,934,624	$24,017,397

See reports of independent registered public accounting firms. The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR YEARS ENDED MARCH 31, 2011 AND 2010

	2011	2010
REVENUES	$69,969,479	$55,174,929

COST OF GOODS SOLD	48,827,385	38,276,889

GROSS PROFIT	21,142,094	16,898,040

SELLING EXPENSES	4,838,745	2,630,332
GENERAL & ADMINISTRATIVE EXPENSES	4,723,943	1,510,154
OPERATING EXPENSES	9,562,688	4,140,486

INCOME FROM OPERATIONS	11,579,406	12,757,554

OTHER INCOME (EXPENSE), NET	127,172	(55,520)
CHANGE IN FAIR VALUE OF PURCHASE OPTION DERIVATIVE LIABILITY	249,225	-

INCOME BEFORE INCOME TAXES	11,955,803	12,702,034

PROVISION FOR INCOME TAXES	3,523,345	2,880,293

NET INCOME	8,432,458	9,821,741

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	1,482,108	177

COMPREHENSIVE INCOME	$9,914,566	$9,821,918

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	13,254,792	9,025,000

BASIC AND DILUTED EARNING PER SHARE	$0.64	$1.09

See reports of independent registered public accounting firms. The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR YEARS ENDED MARCH 31, 2011 AND 2010

						Accumulated
	Common Stock			Retained Earnings		other
	Number of		Paid-in	Statutory		comprehensive
	shares	Amount	capital	reserves	Unrestricted	income/(loss)	Totals
BALANCE, March 31, 2009	7,900,000	$7,900	$669,700	$1,309,109	$5,033,275	$(362,437)	$6,657,547

Shares issued for reorganization on September 17, 2009	2,100,000	2,100	(2,100)				-
Stock-based compensation			202,120				202,120
Net income					9,821,741		9,821,741
Shareholder contribution			8,164				8,164
Foreign currency translation adjustments						177	177

BALANCE, March 31, 2010	10,000,000	$10,000	$877,884	$1,309,109	$14,855,016	$(362,260)	$16,689,749

Issuance of common stock	3,500,000	3,500	15,705,108				15,708,608
Fractional shares due to the one-for-two reverse split	2	-
Classification of purchase option as a derivative liability			(402,451)				(402,451)
Stock based compensation	30,475	30	153,415				153,445
Net Income					8,432,458		8,432,458
Foreign currency translation adjustments						1,482,108	1,482,108

BALANCE, March 31, 2011	13,530,477	$13,530	$16,333,956	$1,309,109	$23,287,474	$1,119,848	$42,063,917

See reports of independent registered public accounting firms. The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,432,458	$9,821,741
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	810,374	396,574
Stock compensation	153,445	126,325
Change in fair value of purchase option derivative liability	(249,225)	-
Change in operating assets
Accounts receivable, trade	(201,405)	38,527
Inventories	(648,785)	(973,099)
Other receivables	(686,305)	(212,380)
Advances to suppliers	(9,177,936)	441,738
Other current assets	(6,927,371)	(765,493)
Long term deposit	(131.302)	(293,640)
Prepaid rent - noncurrent	(332,971)	(5,507,130)
Change in operating liabilities
Accounts payable, trade	1,075,811	(2,151,905)
Other payables and accrued liabilities	2,370,213	(536,436)
Taxes payable	329,251	422,487
Net cash provided by (used in) operating activities	(5,183,748)	807,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(443,112)	(74,516)
Additions to leasehold improvements	(768,583)	-
Payments on construction-in-progress	(3,431,597)	-
Cash paid for business acquisition	(606,800)	(527,709)
Net cash used in investing activities	(5,250,092)	(602,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(141,192)	(746,703)
Proceeds from notes payable	1,152,597	-
Proceeds from equity financing	15,708,608	-
Proceeds from short-term loans	-	2,343,600
Payments on short-term loans	(894,564)	(2,932,400)
Payments on other payables- related parties	(54,942)	935,000
Net cash provided by (used in) financing activities	15,770,507	(400,503)

EFFECT OF EXCHANGE RATE ON CASH	351,645	710

INCREASE (DECREASE) IN CASH	5,688,312	(194,709)

CASH, beginning of year	801,593	996,302

CASH, end of year	$6,489,905	$801,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$23,872	$65,011
Cash paid for income taxes	$2,235,386	$2,606,347

See reports of independent registered public accounting firms. The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

China Jo-Jo Drugstores, Inc. (“Jo-Jo Drugstores” or the “Company”), was incorporated in Nevada on December 19, 2006, originally under the name “Kerrisdale Mining Corporation.” On September 24, 2009, the Company changed its name to “China Jo-Jo Drugstores, Inc.” in connection with a share exchange transaction as described below.

On September 17, 2009, the Company completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. (“Renovation”), where by 7,900,000 shares of common stock were issued to the stockholders of Renovation in exchange for 100% of the capital stock of Renovation. The completion of the share exchange transaction resulted in a change of control. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Renovation (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. Renovation has no substantive operations of its own except for its holdings of Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) and Zhejiang Shouantang Medical Technology Co., Ltd. (“Shouantang Technology”), its wholly-owned subsidiaries.

The Company is primarily in the retail drugstore business in the People’s Republic of China (“China” or the “PRC”). As of March 31, 2011, all of the Company’s pharmacies except one were operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company which the Company controls through contractual arrangements, and the two wholly-owned subsidiaries of Jiuzhou Pharmacy, Hangzhou Kuaileren Grand Pharmacy Co. Ltd. (“Kuaileren”) and Shanghai Lydia Grand Pharmacy Co., Ltd. (“Shanghai Lydia”) (See Note 17 – Subsequent Events). One drugstore is operated by Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), a wholly-owned subsidiary of Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which is wholly-owned by Shouantang Technology.

The Company also operates two medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. In addition, Hangzhou Jiuxin Qianhong Agriculture Development Co., Ltd. (“Jiuxin Qianhong”), which is wholly-owned by Jiuxin Management, is operating a cultivation project of herbal plants used for traditional Chinese medicine (“TCM”).

Thus, the accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Subsidiaries	Background		Ownership
Renovation HK	●	Incorporated in Hong Kong SAR on September 2, 2008	100%
Jiuxin Management	●	Established in the PRC on October 14, 2008	100%
	●	Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law
	●	Registered capital of $4,500,000 fully paid
Shouantang Technology	●	Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million	100%
	●	Deemed a WFOE under PRC law
	●	$11 million of registered capital paid as of March 31, 2011, the balance of $9 million due by July 16, 2012
	●	To carry out internet pharmacy business, is cooperating with several major online stores in China to develop its business
Jiuxin Qianhong	●	Established in the PRC on August 10, 2010 by Jiuxin Management	100%
	●	Registered capital of RMB 10,000,000 Renminbi (“RMB”) fully paid
	●	To carry out cultivation of TCM herbal plants
Quannuo Technology	●	Established in the PRC on July 7, 2009	100%
	●	Registered capital of RMB 10,000,000. RMB 2,000,000 was paid and the balance of 8,000,000 is due by July 7, 2011
	●	Acquired by Shouantang Technology in November 2010
	●	To develop software for internet pharmacy business, which is cooperating with several major online stores in China to develop its business
Hangzhou Quannuo	●	Established in the PRC on July 8, 2010 by Quannuo Technology	100%
	●	Registered capital of RMB 800,000 fully paid
	●	Operates one “Quannuo Grand Pharmacy” as a Jiuzhou Pharmacy franchise store in Hangzhou
Jiuzhou Pharmacy (1)	●	Established in the PRC on September 9, 2003	VIE by contractual
	●	Registered capital of RMB 5 million fully paid	arrangements (2)
	●	Operates the “Hangzhou Jiuzhou Grand Pharmacy” stores in and around Hangzhou
Jiuzhou Clinic (1)	●	Established in the PRC as a general partnership on October 10, 2003	VIE by contractual
	●	Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	arrangements (2)
Jiuzhou Service (1)	●	Established in the PRC on November 2, 2005	VIE by contractual
	●	Registered capital of RMB 500,000 fully paid	arrangements (2)
	●	Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores
Kuaileren	●	Established in the PRC on May 9, 2006	VIE by contractual
	●	Registered capital of RMB 100,000 fully paid	arrangements as a
	●	Acquired by the owners of Jiuzhou Pharmacy in June 2009, and transferred to Jiuzhou Pharmacy for no consideration in August 2009	wholly-owned subsidiary of Jiuzhou Pharmacy
	●	Operated the “Kuaileren Grand Pharmacy” store in Hangzhou
Shanghai Lydia	●	Established in the PRC on January 31, 2011 by Jiuzhou Pharmacy	VIE by contractual
	●	Registered capital of RMB 1,000,000 fully paid	arrangements as a
	●	Operates the “Lydia Grand Pharmacy” store in Shanghai	wholly-owned subsidiary of Jiuzhou Pharmacy

(1)
Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of the same three owners (the “Owners”) since their respective establishment dates, pursuant to agreements amongst the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies in accordance with generally accepted accounting standards.  Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Kuaileren and Shanghai Lydia are also deemed under the common control of the Owners as they are each wholly-owned by Jiuzhou Pharmacy.

(2)
To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as the two subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as those of Kuaileren and Shanghai Lydia, are consolidated into the financial statements of the Company.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries and VIEs. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

The Company has concluded, based on the contractual arrangements, that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are each a VIE and that the Company’s wholly-owned subsidiary, Jiuxin Management, absorbs a majority of the risk of loss from the activities of these companies, and enable the Company, through Jiuxin Management, to receive a majority of their respective expected residual returns. The Company has also concluded that Kuaileren and Shanghai Lydia are VIEs by virtue of being wholly-owned subsidiaries of Jiuzhou Pharmacy.

Additionally, as Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are under common control, the consolidated financial statements have been prepared as if the transactions had occurred retroactively as to the beginning of the reporting period of these consolidated financial statements.

Control and common control is defined under the accounting standards as “an individual, enterprise, or immediate family members who hold more than 50 percent of the voting ownership interest of each entity.” Because the Owners collectively own 100% of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and have agreed to vote their interests in concert since the establishment of each of these three companies as memorialized the Voting Rights Proxy Agreement, the Company believes that the Owners collectively have control and common control of the three companies. Accordingly, the Company believes that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service were constructively held under common control by Jiuxin Management as of the time the Contractual Agreements were entered into, establishing Jiuxin Management as their primary beneficiary. Jiuxin Management, in turn, is owned by Renovation, which is owned by the Company.

Although the Company has determined that the accounting standards regarding consolidation of VIEs do not provide for retroactive accounting treatment, Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service in substance were controlled by the Owners on September 9, 2003, October 10, 2003, and November 2, 2005, the establishment dates of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, respectively. Such common control conditions resulted in the share exchange transaction to be a capital transaction in substance, reflected as a recapitalization, and the Company has accordingly recorded the consolidation of Renovation at its historical cost.

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. Although the Company has not experienced losses from these situations and believes that they are in compliance with existing laws and regulations including the organization and structure disclosed in Note 1, this may not be indicative of future results.

The Company has significant cash deposits with suppliers in order to obtain and maintain inventory. Our ability to obtain products and maintain inventory at our existing and new locations is dependent upon our ability to post and maintain significant cash deposits with our suppliers. In the PRC, many vendors are unwilling to extend credit terms for product sales which require cash deposits to be made. We do not generally receive interest on any of our supplier deposits and such deposits are subject to loss as a result of the creditworthiness or bankruptcy of the party who holds our funds, as well as the risk from illegal acts such as conversion, fraud, theft or dishonesty associated with the third party. If these circumstances were to arise, we would find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with our vendors or landlords.

The current management team own controlling interests in the Company and are also the majority owners of the controlled variable interest entities in the PRC.  The Company only controls the variable interest entities through certain agreements which obligate them to absorb the risk of loss and to receive the residual expected returns.  As such, the controlling shareholders of the Company and the variable interest entities could cancel these agreements or permit them to expire at the end of the agreement terms, and therefore the Company would not retain control of the operating subsidiaries.

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value. The Company recognized a gain of $249,225 from the change in fair value of the option liability for the year ended March 31, 2011, respectively. There was no option outstanding as of March 31, 2010.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of March 31, 2011 using the following assumptions:

	Underwriter Purchase Option
	April 22,	March 31,
	2010	2011 (1)

Stock price	$4.78	$2.61
Exercise price	$6.25	$6.25
Annual dividend yield	0%	0%
Expected term (years)	5.00	4.06
Risk-free interest rate	2.57%	1.29%
Expected volatility	120%	102%

(1)	As of March 31, 2011, the option to purchase 105,000 shares of common stock had not been exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of March 31, 2011 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2011:

	Carrying Value at March 31, 2011	Fair Value Measurement at March 31, 2011
		Level 1	Level 2	Level 3
Purchase option derivative liability	$153,226	$—	$153,226	$—

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash on deposit with banks and credit and debit card sales transactions which settle within seven days of the fiscal year-end. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management, based on historical experience and current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate. The ultimate collection of the Company’s accounts receivable may take one year. Delinquent account balances are reserved after management determines that the likelihood of collection is not probable, and known bad debts are written-off against allowance for doubtful accounts when identified. For the year ended March 31, 2011 and 2010, $393,987 and $0 accounts receivable were written off.

 Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first in first out method (“FIFO”). Market is the lower of replacement cost or net realizable value. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location to ensure that the amounts reflected in the consolidated financial statements at each reporting period are properly stated and valued. The Company records write-downs to inventories for shrinkage losses and damaged merchandise that are identified during the inventory counts.  Historically, these amounts have not been material to the consolidated financial statements.

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

Estimated Useful Life
Leasehold improvements	3-5 years
Motor vehicles	5 years
Office equipment & furniture	3-5 years

Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No significant indication of impairment noted as of March 31, 2011

Notes payable

During the normal course of business, the Company constantly issues Bank Acceptance Bills as a payment method to settle down outstanding accounts payables to various material suppliers. The Company recorded such Bank Acceptance Bills as Notes payables. The notes payable are generally short term in nature due to their short maturity period of six to nine months.

Income taxes

The Company records income taxes pursuant to the accounting standards for income taxes. These standards require the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due and the net change in deferred taxes.  A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.  As of March 31, 2011 and 2010, the Company did not have any net deferred tax assets or liabilities.

The FASB’s accounting standards clarify the accounting and disclosure for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  Under these standards, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties or interest incurred relating to underpayment of income taxes are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended March 31, 2011 and 2010.

All of the tax returns of the Company, since inception, are subject to examination by the tax authorities.

Value added tax

Sales revenue represents the invoiced value of goods, net of Value Added Tax (“VAT”). All of the Company’s products are sold in the PRC and are subject to a VAT on the gross sales price. The VAT rates range up to 17%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded a VAT payable and VAT receivable net of payments in the accompanying financial statements. The VAT tax return is filed offsetting the payables against the receivables.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs amounted to $458,979 and $455,543 for years ended March 31, 2011 and 2010, respectively. Advertising and promotion costs consist primarily of print and television advertisements.

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

The Company recognized vendor allowances of $414,365 and $236,084 in cost of goods sold for the years ended March 31, 2011 and 2010, respectively.

Distribution costs

Distribution costs represent the costs of transporting merchandise from warehouse to stores. These costs are expensed as incurred and are included in sales and marketing costs.

Operating leases

The Company leases premises for retail drugstores and offices under non-cancelable operating leases. Operating lease payments are expensed over the term of lease. A majority of the Company’s retail drugstore leases have a 3 to 10-year term with a renewal option upon the expiration of the lease. The Company has historically been able to renew a majority of its drugstores leases. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. Land leased from government is amortized on a straight-line basis over a 30-year term.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Historically, the Company has experienced no product liability or malpractice claims.

Foreign currency translation

The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes. The Company’s subsidiaries and VIEs maintain their books and records in their functional currency the Renminbi (“RMB”), being the currency of the People’s Republic of China .

In general, for consolidation purposes, the Company translates the assets and liabilities of its subsidiaries and VIEs into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statements of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements of the subsidiaries and VIEs are recorded as accumulated other comprehensive income.

The balance sheet amounts with the exception of equity at March 31, 2011 and 2010 were translated at 1 RMB to $0.1527 USD and at 1 RMB to $0.1467 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the years ended March 31, 2011 and 2010 were at 1 RMB to $0.14909 USD and at 1 RMB to $0.14664 USD, respectively.

Concentrations and credit risk

The Company’s operations are all carried out in the PRC, with over 95% of the sales coming from Hangzhou. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations are also subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of March 31, 2011 and 2010, the Company had deposits totaling $7,068,093 and $1,533,175 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the fiscal year ended March 31, 2011 and 2010, all of the Company’s sales and purchases arose in the PRC.

For the fiscal year ended March 31, 2011, two vendors collectively accounted for 27% of the Company’s total purchases and 11% of total purchase deposits as of March 31, 2011. For the fiscal year ended March 31, 2010, two vendors collectively accounted for 23% of the Company’s total purchases and 10% of advances to suppliers.

Recently issued accounting pronouncements

In May 2011, the FASB and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. The Company does not expect the adoption of this ASU to have any material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Note 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2011	March 31, 2010
Prepaid rental expenses	$1,316,626	$1,205,881
Lease rights transfer fees (1)	380,981	92,021
Security deposit with vendor	4,581,132	-
Prepaids and other current assets	166,148	33,265
Advance to contractor	1,919,380	-
Total	$8,364,267	$1,331,167

(1)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2011 and 2010 consisted of the following:

	March 31, 2011	March 31, 2010
Leasehold improvements	$3,481,773	$2,588,627
Office equipment and furniture	867,304	379,668
Motor vehicles	269,275	162,665
Total	4,618,352	3,130,960
Less: Accumulated depreciation	(2,661,615)	(1,944,668)
Construction-in-progress	3,514,695	-
Property and equipment, net	$5,471,432	$1,186,292

Construction-in-progress includes leasehold improvements in progress at one store location that the Company purchased and nine store locations that the Company leased as of March 31, 2011.  The stores are currently under remodeling and are not in operation.  No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

Total depreciation expense for property and equipment was $622,001 and $396,574 for the years ended March 31, 2011 and 2010, respectively.

Note 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of March 31, 2011 and 2010, advances to suppliers amounted to $16,528,772 and $6,850,240, respectively. Historically, the company has not experienced any losses as a result of these advances.

Note 6 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 7 – PREPAID - NONCURRENTS

Prepaid – noncurrent consist of the following:

	March 31, 2011	March 31, 2010
Prepayment for lease of land use right – noncurrent (1)	$5,497,358	$5,281,200
Lease rights transfer fees-noncurrent (2)	578,120	227,763
Total	$6,075,478	$5,508,963

(1)	This is a payment made to a local government in connection with entering into a 30-year operating land lease agreement.
(2)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 8 – TAXES

Income tax

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong
Jiuxin Management	PRC
Shouantang Technology	PRC
Qianhong	PRC
Quannuo Technology	PRC
Hangzhou Quannuo	PRC
Jiuzhou Pharmacy	PRC
Jiuzhou Clinic	PRC
Jiuzhou Service	PRC
Kuaileren	PRC
Shanghai Lydia	PRC

The following table reconciles the U.S. statutory tax rates to the Company's effective tax rate for the years ended March 31, 2011 and 2010:

	2011	2010
U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
China income taxes	25	25
Other (a)	4	(2)
Effective tax rate	29%	23%

(a)	The 4% for the year ended March 31, 2011 represents expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2010. As of March 31, 2011, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $813,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2011. The valuation allowance at March 31, 2011 was $277,000. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. The Company did not have operating loss as of March 31, 2010.

The Company had cumulative undistributed earnings of foreign subsidiaries of approximately $24.3 million as of March 31, 2011, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

Value added tax

VAT on sales and on purchases amounted to $11,451,967 and $8,230,455 for the year ended March 31, 2011, and $8,985,061 and $6,245,139 for the year ended March 31, 2010, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at March 31, 2011 and 2010 consisted of the following:

	March 31, 2011	March 31, 2010
VAT	$421,562	$341,989
Income tax	1,146,453	875,868
Others	56,543	17,226
Total taxes payable	$1,624,558	$1,235,083

Note 9 – SHORT-TERM LOANS

Short-term loans represent amounts due to various banks and are normally due on demand or within one year. These loans generally can be renewed with the banks. Short-term bank loans at March 31, 2011 and 2010 consisted of the following:

	March 31, 2011	March 31, 2010
Two loans with Hangzhou Bank, due September 2010 with annual interest at 4.86%, secured by the personal properties of certain of the Company’s shareholders	$-	$586,800
Hangzhou Bank, due July 2010 with annual interest at 4.86%, secured by the personal properties of certain of the Company’s shareholders	-	293,400
Total	$-	$880,200

Interest expense amounted to $23,871 and $65,011 for the years ended March 31, 2011 and 2010, respectively.

Note 10 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $255,610 and $155,543 in employment benefits and pension for the years ended March 31, 2011 and 2010, respectively.

Note 11 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	March 31, 2011	March 31, 2010
Amount due to directors (1):	$800,058	$935,000

(1)
As of March 31, 2011 and 2010, amount due to directors represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

As of March 31, 2011, notes payable amounted $1,609,336 were secured by the personal properties of certain of the Company’s shareholders respectively.

One of the Company’s retail spaces and its corporate office are leased from Lei Liu, a director of the Company, under long-term operating lease agreements from August 2010 to August 2012 and from January 2011 to December 2012, respectively. The rent expense amounted to $178,912 and $175,968 for the years ended March 31, 2011 and 2010, respectively. Rent paid to Mr. Liu amounted to $178,912 and $175,968 as of March 31, 2011 and 2010, respectively.

Note 12 – STOCKHOLDER’S EQUITY

Common stock

On April 9, 2010, the Company effected a 1-for-2 reverse split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock. All share and per share amounts used in the Company’s consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-2 reverse stock split.

On April 28, 2010, the Company closed a public offering of 3.5 million shares of common stock at $5.00 per share with gross proceeds of approximately $17.5 million.

Stock-based compensation

On September 1, 2009, pursuant to agreements entered on July 30, 2009, the shareholders of Renovation sold 250,000 shares of Renovation to service providers including the Company’s chief financial officer and legal counsel.  Using the fair value of services provided as of March 31, 2010, the Company estimated that the total stock compensation expense to be recognized from these transactions was $202,120. The Company recognized $126,325 as stock compensation expense for the year ended March 31, 2010. The remaining $75,795 was applied to accrued legal fees, which were expensed during the year ended March 31, 2009.

On March 15, 2010, the Company entered into a service agreement with a non-executive director and agreed to issue 6,897 shares of restricted common stock for his annual service. The shares vested as follows: 321 shares on March 31, 2010, 1,720 shares on June 30, 2010, 1,739 shares on September 30, 2010, 1,738 shares on December 31, 2010 and 1,379 shares on March 13, 2011. On March 15, 2011, the service agreement was renewed and 11,268 shares of restricted common stock will be issued. The trading value of the Company’s common stock on March 15, 2011 and 2010 was $3.55 and $5.80, respectively. $40,000 and $1,863 were charged to general and administrative expense for the years ended March 31, 2011 and 2010, respectively.

On May 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel as partial payment for six months of legal services. The trading value of the Company’s common stock on May 1, 2010 was $4.80. $11,232 was charged to general and administrative expense for the year ended March 31, 2011.

On May 1, 2010, the Company agreed to issue 6,000 shares of common stock to an employee as partial payment for compensation. 5,500 shares were vested as for the year ended March 31, 2011. The trading value of the Company’s common stock on May 1, 2010 was $4.80. $26,400 was charged to general and administrative expense for the year ended March 31, 2011.

On May 14, 2010, the Company entered into an agreement pursuant to which the Company agreed to issue 10,000 shares of restricted common stock to its chief financial officer upon the adoption of a stock incentive plan (the “Plan”) as part of his annual compensation. The shares vested as follows: 1,753 shares on June 30, 2010, 2,521 shares on September 30, 2010, 2,521 shares on December 31, 2010, 2,466 shares on March 31, 2011 and 739 shares on April 27, 2011. The trading value of the Company’s common stock on May 14, 2010 was $4.66. $43,156 was charged to general and administrative expense for the year ended March 31, 2011.

The Company also agreed under the agreement with the chief financial officer to issue 4,000 shares of restricted common stock from the Plan as a bonus. The trading value of the Company’s common stock on May 14, 2010 was $4.66. $18,640 was charged to general and administrative expense for the year ended March 31, 2011.

On November 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel as partial payment for six months of legal services. The trading value of the Company’s common stock on November 1, 2010 was $5.00. $9,761 was recorded as service compensation expense for the year ended March 31, 2011.

Statutory reserve

Statutory reserves represent restricted retained earnings. Based on their legal formation, the Company is required to set aside 10% of its net income as reported in their statutory accounts on an annual basis to the Statutory Surplus Reserve Fund (the “Reserve Fund”). Once the total amount set aside in the Reserve Fund reaches 50% of the entity’s registered capital, further appropriations become discretionary. The Reserve Fund can be used to increase the entity’s registered capital upon approval by relevant government authorities or eliminate its future losses under PRC GAAP upon a resolution by its board of directors. The Reserve Fund is not distributable to shareholders, as cash dividend or otherwise, except in the event of liquidation.

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the years ended March 31, 2011 and 2010, the Company did not made appropriations to the statutory reserves. The other subsidiaries were still in the development stage and had not allocated any contribution to the statutory surplus reserve fund.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Shareholders contribution

On June 8, 2009, the owners of Jiuzhou Pharmacy acquired 100% equity interest of Kuaileren from its owner for stock consideration, and contributed same to Jiuzhou Pharmacy on August 21, 2009. The registered capital of Kuaileren is $15,000 (RMB 100,000). The transfer of the equity interest has been treated as a contribution to owner’s equity and has been valued at $8,164, the estimated fair value of the equity interest transferred.

Note 13 – EARNINGS PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Years Ended March 31,
	2011	2010
Net income for earnings per share	$8,432,458	$9,821,741
Weighted average shares used in basic computation	13,254,792	9,025,000
Diluted effect of purchase options	-	-
Weighted average shares used in diluted computation	13,254,792	9,025,000
Earnings per share – Basic and diluted:	$0.64	$1.09

For the year ended March 31, 2011, 105,000 shares underlying outstanding purchase options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 14 – SEGMENTS

The Company sells prescription and over-the-counter medicines, TCM, dietary supplement, medical devices, Chinese white liquor and sundry items. The class of customers, selling practice and distribution process are the same for all products.  Based on qualitative and quantitative criteria established by the FASB’s accounting standard, “Disclosures about Segments of an Enterprise and Related Information,” the Company considers itself to be operating within one reportable segment.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers by main products is as follows:

	Years Ended March 31,
	2011	2010
Prescription Drugs	$27,118,482	$21,210,967
Over-The-Counter (OTC) Drugs	23,715,596	19,042,200
Nutritional Supplements	5,894,410	5,137,890
TCM	7,364,943	6,407,200
Chinese White Liquor	3,491,743	-
Sundry Products	1,465,722	2,260,710
Medical Devices	918,583	1,115,962
Total	$69,969,479	$55,174,929

Note 15 – BUSINESS COMBINATION

On November 19, 2010, Shouantang entered into Equity Ownership Transfer Agreements with the owners of Quannuo Technology to acquire 100% of equity interests of Quannuo Technology and its subsidiary, Hangzhou Quannuo.  Quannuo Technology develops software for online drugstores.

Shouantang acquired all assets and assumed all liabilities of Quannuo Technology.  The consideration of the transaction included a cash payment of $606,800 (RMB 4,000,000) to pay off outstanding loans with the former owners, with the excess capitalized by the Company as intangible assets of approximately $443,125. Amortization expense of the intangible assets was $54,439 for the year ended March 31, 2011.

Note 16 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land that it has leased from a local government to be used potentially for the cultivation of Chinese medicinal herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Years ending March 31,	Amount
2012	$2,832,615
2013	2,480,687
2014	2,025,371
2015	1,613,378
2016	680,293
Thereafter	489,517

Total rent expense amounted to $2,807,170 and $1,301,497 for the years ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and 2010, prepayment on retail and office leases amounted to $1,316,626 and $1,205,881, respectively.

Note 17 – SUBSEQUENT EVENTS

On April 9, 2011, Kuaileren was dissolved and its assets transferred to Jiuzhou Pharmacy. The store that previously operated as “Kuaileren Grand Pharmacy” was rebranded and now operates as a “Jiuzhou Grand Pharmacy” store.

On April 15, 2011, Jiuzhou Pharmacy entered into an equity ownership transfer agreement with the owners of Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) to acquire their equity interests in Jiuxin Medicine. Jiuxin Medicine is licensed to transport and store pharmaceutical products, and the Company sought to acquire Jiuxin Medicine in order to carry out such functions internally. In April 2011, the business license of Jiuxin Medicine was transferred to Jiuzhou Pharmacy, although no consideration was paid. As of the date of this Form 10-K, the Company is  still negotiating the payment terms with the sellers.