Form 10-Q
period 2011-06-30
CHINA JO-JO DRUGSTORES, INC.
filed 2011-08-15
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
Exchange Act Of 1934

For the quarterly period ended: June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 13,571,579 shares issued and outstanding as of August 5, 2011.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	JUNE 30, 2011	MARCH 31, 2011
CURRENT ASSETS
Cash	$6,448,109	$6,489,905
Restricted cash	683,944	921,876
Trade accounts receivable, net	1,890,080	1,484,850
Inventories	3,672,041	4,617,420
Other receivables	1,196,617	1,049,564
Advances to suppliers	14,786,933	16,528,772
Other current assets	4,573,773	8,364,267
Total current assets	33,251,497	39,456,654

PROPERTY AND EQUIPMENT, net	8,862,837	5,471,432

OTHER ASSETS:
Long term deposit	2,728,661	2,540,758
Prepaid - noncurrent	10,841,016	6,075,478
Intangible assets	357,745	390,302
Total other assets	13,927,422	9,006,538

Total assets	$56,041,756	$53,934,624

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$4,129,629	$3,530,204
Notes payable	2,273,530	2,704,680
Other payables	319,608	627,734
Other payables - related parties	880,058	880,058
Customer deposits	567,287	2,038,608
Taxes payable	1,653,637	1,624,558
Accrued liabilities	218,144	311,639
Total current liabilities	10,041,893	11,717,481

Purchase option derivative liability	90,594	153,226
Total liabilities	10,132,487	11,870,707

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
nil issued and outstanding as of June 30, 2011 and March 31, 2011
Common stock; $0.001 par value; 250,000,000 shares authorized;
13,538,747 and 13,530,477 shares issued and outstanding
as of June 30, 2011 and March 31, 2011, respectively	13,538	13,530
Paid-in capital	16,362,006	16,333,956
Statutory reserves	1,309,109	1,309,109
Retained earnings	26,530,203	23,287,474
Accumulated other comprehensive income	1,694,413	1,119,848
Total shareholders' equity	45,909,269	42,063,917

Total liabilities and shareholders' equity	$56,041,756	$53,934,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,
	2011	2010
REVENUES, NET	$21,427,859	$15,207,428

COST OF GOODS SOLD	14,558,536	10,593,532

GROSS PROFIT	6,869,323	4,613,896

SELLING EXPENSES	1,378,300	823,358
GENERAL AND ADMINISTRATIVE EXPENSES	1,074,783	773,762
OPERATING EXPENSES	2,453,083	1,597,120

INCOME FROM OPERATIONS	4,416,240	3,016,776

OTHER INCOME (EXPENSE), NET	19,420	(57,532)
CHANGE IN FAIR VALUE OF PURCHASE OPTION DERIVATIVE LIABILITY	62,632	57,944

INCOME BEFORE INCOME TAXES	4,498,292	3,017,188

PROVISION FOR INCOME TAXES	1,255,563	864,724

NET INCOME	3,242,729	2,152,464

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	574,565	99,422

COMPREHENSIVE INCOME	$3,817,294	$2,251,886

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	13,532,240	12,653,848

BASIC AND DILUTED EARNING PER SHARE	$0.24	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

						Accumulated
	Common Stock			Retained Earnings		other
	Number of		Paid-in	Statutory		comprehensive
	shares	Amount	capital	reserves	Unrestricted	income (loss)	Total
BALANCE, March 31, 2010	10,000,000	$10,000	$877,884	$1,309,109	$14,855,016	$(362,260)	$16,689,749

Issuance of common stock	3,500,000	3,500	15,705,108				15,705,108
Fractional shares due to the
one-for-two reverse split	2						-
Reclassification of purchase option
to derivative liabilities			(402,451)				(402,451)
Net Income					2,152,464		2,152,464
Foreign currency translation adjustments						99,422	99,422

BALANCE, June 30, 2010	13,500,002	$13,500	$16,180,541	$1,309,109	$17,007,480	$(262,838)	$34,247,792

Stock based compensation	30,745	30	153,415				153,445
Net income					6,279,994		6,279,994
Foreign currency translation adjustments						1,382,686	1,382,686

BALANCE, March 31, 2011	13,530,477	$13,530	$16,333,956	$1,309,109	$23,287,474	$1,119,848	$42,063,917

Stock based compensation	8,270	8	28,050				28,058
Net income					3,242,729		3,242,729
Foreign currency translation adjustments						574,565	574,565

BALANCE, June 30, 2011	13,538,747	$13,538	$16,362,006	$1,309,109	$26,530,203	$1,694,413	$45,909,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,242,729	$2,152,464
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	262,181	148,584
Stock compensation	28,058	40,529
Write off of receivables	54,691	-
Change in fair value of purchase option derivative liability	(62,632)	(57,944)
Change in operating assets:
Accounts receivable, trade	(438,521)	(211,953)
Inventories	1,000,520	(177,259)
Other receivables	(132,648)	36,600
Advances to suppliers	1,947,720	(3,288,775)
Other current assets	3,879,255	(256,265)
Long term deposit	(153,900)	-
Prepaid - noncurrent	84,061	(16,938)
Change in operating liabilities:
Accounts payable, trade	2,093,048	1,841,786
Other payables and accrued liabilities	(409,861)	(177,592)
Customer deposits	(1,490,217)	-
Taxes payable	7,809	(99,041)
Net cash provided by (used in) operating activities	9,912,293	(65,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(37,760)	(127,334)
Additions to leasehold improvements	(955,566)	(315,375)
Payments on construction-in-progress	(2,534,126)	-
Deposit made to secure business acquisition	(4,745,968)	-
Net cash used in investing activities	(8,273,420)	(442,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	248,687	(57,958)
Payments on notes payable	(2,006,702)	(720,963)
Proceeds from equity financing	-	15,708,608
Proceeds from short-term loans	-	586,920
Payments on other payables- related parties	-	(54,942)
Net cash (used in) provided by financing activities	(1,758,015)	15,461,665

EFFECT OF EXCHANGE RATE ON CASH	77,346	19,952

(DECREASE) INCREASE IN CASH	(41,796)	14,973,104

CASH, beginning of Period	6,489,905	801,593

CASH, end of Period	$6,448,109	$15,774,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$17,352
Cash paid for income taxes	$1,157,526	$837,658
Non-cash financing activities
Notes payable transferred to accounts payable vendors	$1,542,619	$837,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is primarily in the retail drugstore business in the People’s Republic of China (“China” or the “PRC”). As of June 30, 2011, all of the Company’s pharmacies except one were operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company which the Company controls through contractual arrangements, and Jiuzhou Pharmacy’s wholly-owned subsidiary Shanghai Lydia Grand Pharmacy Co., Ltd. (“Shanghai Lydia”). One drugstore is operated by Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), a wholly-owned subsidiary of Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which is wholly-owned by Shouantang Technology.

The Company also operates two medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. In addition, Hangzhou Jiuxin Qianhong Agriculture Development Co., Ltd. (“Jiuxin Qianhong”), which is wholly-owned by Jiuxin Management, is operating a cultivation project of herbal plants used for traditional Chinese medicine (“TCM”), and Tonglu Lydia Agriculture Development Co., Ltd. (“Tonglu Lydia”), which is wholly-owned by Shouantang Technology, will do the same in the future.

Thus, the accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Subsidiaries	Background		Ownership
Renovation HK	●	Incorporated in Hong Kong SAR on September 2, 2008	100%
Jiuxin Management	● ● ●	Established in the PRC on October 14, 2008 Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law Registered capital of $4,500,000 fully paid	100%
Shouantang Technology	● ● ● ●	Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million Deemed a WFOE under PRC law $11 million of registered capital paid as of March 31, 2011, the balance of $9 million due by July 16, 2012 To carry out internet pharmacy business, is cooperating with the Company’s online store in China to develop its business	100%
Jiuxin Qianhong	● ● ●	Established in the PRC on August 10, 2010 by Jiuxin Management Registered capital of RMB 10,000,000 Renminbi (“RMB”) fully paid To carry out cultivation of TCM herbal plants	100%
Quannuo Technology	● ● ● ●	Established in the PRC on July 7, 2009 Registered capital of RMB 10,000,000. RMB 2,000,000 was paid and the balance of RMB 8,000,000 was due by July 7, 2011, which is extended with no definite deadline based on local SAIC approval Acquired by Shouantang Technology in November 2010 To develop software for internet pharmacy business, which is cooperating with the Company’s online store in China to develop its business	100%
Hangzhou Quannuo	● ● ●	Established in the PRC on July 8, 2010 by Quannuo Technology Registered capital of RMB 800,000 fully paid Operates one “Quannuo Grand Pharmacy” as a Jiuzhou Pharmacy franchise store in Hangzhou	100%
Tonglu Lydia	● ● ●	Established in PRC on June 24, 2011 by Shouantang Technology Registered capital of RMB 5,000,000 fully paid To carry out cultivation of TCM herbal plants	100%
Jiuzhou Pharmacy (1)	● ● ●	Established in the PRC on September 9, 2003 Registered capital of RMB 5 million fully paid Operates the “Hangzhou Jiuzhou Grand Pharmacy” stores in and around Hangzhou	VIE by contractual arrangements (2)
Jiuzhou Clinic (1)	● ●	Established in the PRC as a general partnership on October 10, 2003 Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)
Jiuzhou Service (1)	● ● ●	Established in the PRC on November 2, 2005 Registered capital of RMB 500,000 fully paid Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)
Shanghai Lydia	● ● ●	Established in the PRC on January 31, 2011 by Jiuzhou Pharmacy Registered capital of RMB 1,000,000 fully paid Operates the “Lydia Grand Pharmacy” store in Shanghai	VIE by contractual arrangements (2) as a wholly-owned subsidiary of Jiuzhou Pharmacy

(1)
Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of the same three owners (the “Owners”) since their respective establishment dates, pursuant to agreements amongst the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies in accordance with generally accepted accounting standards.  Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Shanghai Lydia is also deemed under the common control of the Owners as it is wholly-owned by Jiuzhou Pharmacy.

(2)
To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as the subsidiary of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as Shanghai Lydia, are consolidated into the financial statements of the Company.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated March 31, 2011 financial statements and footnotes included in the Company’s annual report on Form 10-K filed with the SEC on June 29, 2011. Operating results for the three months ended June 30, 2011 may not be necessarily indicative of the results that may be expected for the full year.

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

The Company has concluded, based on the contractual arrangements, that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are each a VIE and that the Company’s wholly-owned subsidiary, Jiuxin Management, absorbs a majority of the risk of loss from the activities of these companies, and enable the Company, through Jiuxin Management, to receive a majority of their expected residual returns. The Company has also concluded that Shanghai Lydia is a VIE by virtue of being a wholly-owned subsidiary of Jiuzhou Pharmacy.

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

The Company has significant cash deposits with suppliers in order to obtain and maintain inventory. The Company’s ability to obtain products and maintain inventory at existing and new locations is dependent upon its ability to post and maintain significant cash deposits with its suppliers. In the PRC, many vendors are unwilling to extend credit terms for product sales which require cash deposits to be made. The Company does not generally receive interest on any of its supplier deposits and such deposits are subject to loss as a result of the creditworthiness or bankruptcy of the party who holds such funds, as well as the risk from illegal acts such as conversion, fraud, theft or dishonesty associated with the third party. If these circumstances were to arise, the Company would find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with its vendors.

The current management team own controlling interests in the Company and are also the Owners of the VIEs in the PRC.  The Company only controls the VIEs through contractual arrangements which obligate it to absorb the risk of loss and to receive the residual expected returns.  As such, the controlling shareholders of the Company and the VIEs could cancel these agreements or permit them to expire at the end of the agreement terms, as a result of which the Company would not retain control of the VIEs.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management, based on historical experience and current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate. The ultimate collection of the Company’s accounts receivable may take one year. Delinquent account balances are reserved after management determines that the likelihood of collection is not probable, and known bad debts are written-off against allowance for doubtful accounts when identified. For the three months ended June 30, 2011 and 2010, $54,691 and $0 accounts receivable were written off.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No indication of impairment was noted as of June 30, 2011.

Notes payable

During the normal course of business, the Company constantly issues Bank Acceptance Bills as a payment method to settle down outstanding accounts payables to various material suppliers. The Company recorded such Bank Acceptance Bills as notes payables. The notes payable are generally short term in nature due to their short maturity period of six to nine months.

Income taxes

The Company records income taxes pursuant to the accounting standards for income taxes. These standards require the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due and the net change in deferred taxes.  A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.  As of June 30, 2011 and March 31, 2011, the Company did not have any net deferred tax assets or liabilities.

The FASB’s accounting standards clarify the accounting and disclosure for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  Under these standards, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties or interest incurred relating to underpayment of income taxes are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes were incurred during the three months ended June 30, 2011 and 2010.

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

Stock-based compensation

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred, and amounted to $131,600 and $39,419 for three months ended June 30, 2011 and 2010, respectively. Advertising and promotion costs consist primarily of print and television advertisements.

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

The Company recognized vendor allowances of $72,805 and $269,979 in cost of goods sold for the three months ended June 30, 2011 and 2010, respectively.

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

Foreign currency translation

The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes. The Company’s subsidiaries and VIEs maintain their books and records in their functional currency the Renminbi (“RMB”), being the currency of the People’s Republic of China.

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

The balance sheet amounts with the exception of equity at June 30, 2011 and March 31, 2011 were translated at 1 RMB to $0.1547 USD and at 1 RMB to $0.1527 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2011 and 2010 were at 1 RMB to $0.1539 USD and at 1 RMB to $0.1467 USD, respectively.

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

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of June 30, 2011 and March 31, 2011, the Company had deposits totaling $5,406,511 and $7,068,093 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended June 30, 2011 and 2010, all of the Company’s sales and purchases arose in the PRC.

For the three months ended June 30, 2011, three vendors collectively accounted for 40% of the Company’s total purchases, 40% of accounts payable and 14% of total purchase deposits. For the three months ended June 30, 2010, two vendors collectively accounted for 32% of the Company’s total purchases and 26% of total purchase deposits.

Recently issued accounting pronouncements

In May 2011, the FASB and International Accounting Standards Board (“IASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. The Company does not expect the adoption of this ASU to have any material effect on its consolidated financial statements.

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the Codification are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2011	March 31, 2011
Prepaid rental expenses	$2,214,732	$1,316,626
Lease rights transfer fees (1)	391,243	380,981
Security deposit with vendor	-	4,581,132
Prepaids and other current assets	111,398	166,148
Advance to contractor	1,856,400	1,919,380
Total	$4,573,773	$8,364,267

(1)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2011	March 31, 2011
Leasehold improvements	$4,487,807	$3,481,773
Office equipment and furniture	916,594	867,304
Motor vehicles	272,794	269,275
Total	5,677,195	4,618,352
Less: Accumulated depreciation	(2,922,284)	(2,661,615)
Construction-in-progress	6,107,926	3,514,695
Property and equipment, net	$8,862,837	$5,471,432

Construction-in-progress includes leasehold improvements in progress at two new store locations that the Company purchased and three new store locations that the Company leased as of June 30, 2011. These stores are currently under remodeling and are not in operation. In addition, we are renovating three existing stores opened in the past. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

Total depreciation expense for property and equipment was $224,718 and $148,584 for the three months ended June 30, 2011 and 2010, respectively.

Note 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of June 30, 2011 and March 31, 2011, advances to suppliers amounted to $14,786,933 and $16,528,772, respectively. Historically, the Company has not experienced any losses as a result of these advances.

Note 6 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 7 – PREPAID - NONCURRENT

Prepaid – noncurrent consist of the following:

	June 30, 2011	March 31, 2011
Prepayment for lease of land use right – noncurrent (1)	$5,530,525	$5,497,358
Lease rights transfer fees-noncurrent (2)	539,852	578,120
Deposit made to secure business acquisition (3)	4,770,639	-
Total	$10,841,016	$6,075,478

(1)	This is a payment made to the local government in connection with entering into a 30-year operating land lease agreement.

(2)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

(3)
This is a refundable advance payment made to the owners of Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) to acquire their equity interests in Jiuxin Medicine. In April 2011, the business license of Jiuxin Medicine was transferred to Jiuzhou Pharmacy. The Company is currently finalizing the payment terms with the sellers, and the operating control of Jiuxin Medicine has not been transferred to the Company.

Note 8 – TAXES

Income tax

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong
Jiuxin Management	PRC
Shouantang Technology	PRC
Jiuxin Qianhong	PRC
Quannuo Technology	PRC
Hangzhou Quannuo	PRC
Jiuzhou Pharmacy	PRC
Jiuzhou Clinic	PRC
Jiuzhou Service	PRC
Shanghai Lydia	PRC
Tonglu Lydia	PRC

The following table reconciles the U.S. statutory tax rates to the Company's effective tax rate for the three months ended June 30, 2011 and 2010:

	2011	2010
U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
China income taxes	25	25
Other (1)	3	4
Effective tax rate	28%	29%

(1)	The 3% and 4% for the three months ended June 30, 2011 and 2010, respectively, represent expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for 2010. As of June 30, 2011, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $993,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2011. The net change in the valuation allowance for the three months ended June 30, 2011 was an increase of approximately $61,000. Management reviews this valuation allowance periodically and makes adjustments as necessary. The Company did not have operating loss as of June 30, 2010.

The Company had cumulative undistributed earnings of foreign subsidiaries of approximately $29 million as of June 30, 2011, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

Value added tax

VAT on sales and on purchases amounted to $3,483,909 and $2,264,888 for the three months ended June 30, 2011, and $2,454,477 and $1,987,825 for the three months ended June 30, 2010, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at June 30 2011 and March 31, 2011 consisted of the following:

	June 30, 2011	March 31, 2011
VAT	$353,434	$421,562
Income tax	1,256,470	1,146,453
Others	43,733	56,543
Total taxes payable	$1,653,637	$1,624,558

Note 9 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $80,763 and $13,076 in employment benefits and pension for the three months ended June 30, 2011 and 2010, respectively.

Note 10 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	June 30, 2011	March 31, 2011
Amount due to directors (1):	$800,058	$800,058

(1)
As of June 30, 2011 and March 31, 2011, amount due to directors represents advances from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

As of June 30, 2011 and March 31, 2011, notes payable totaling $2,273,530 and $1,609,336 were secured by the personal properties of certain of the Company’s shareholders, respectively.

One of the Company’s retail spaces and its corporate office are leased from Lei Liu, a director of the Company, under long-term operating lease agreements from August 2010 to August 2012 and from January 2011 to December 2012, respectively. The rent expense amounted to $46,170 and $42,531 for the three months ended June 30, 2011 and 2010, respectively. Rent paid to Mr. Liu amounted to $0 and $44,190 for the three months ended June 30, 2011 and 2010, respectively.

Note 11 – PURCHASE OPTION DERIVATIVE LIABILITY

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of $402,451 in liability to recognize the option’s fair value. The Company recognized a gain of $62,632 and $57,944 from the change in fair value of the option liability for the three months ended June 30, 2011 and 2010, respectively.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of June 30, 2011 using the following assumptions:

	Underwriter Purchase Option
	April 22,	June 30,
	2010	2011 (1)
Stock price	$4.78	$1.91
Exercise price	$6.25	$6.25
Annual dividend yield	0%	0%
Expected term (years)	5.00	3.81
Risk-free interest rate	2.57%	0.81%
Expected volatility	120%	98%

(1)	As of June 30, 2011, the option to purchase 105,000 shares of common stock had not been exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of June 30, 2011 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2011:

	Carrying Value at June 30, 2011	Fair Value Measurement at June 30, 2011
		Level 1	Level 2	Level 3
Purchase option derivative liability	$90,594	$—	$90,594	$—

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

Stock-based compensation

On March 15, 2010, the Company entered into a service agreement with a non-executive director and agreed to issue 6,897 shares of restricted common stock for his annual service. The terms of the service agreement has been continued, and 11,268 shares of restricted common stock will be issued accordingly. The trading value of the Company’s common stock on March 15, 2011 and 2010 was $3.55 and $5.80, respectively. $9,973 and $9,976 were charged to general and administrative expense for the three months ended June 30, 2011 and 2010, respectively.

On May 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel as partial payment for six months of legal services. The trading value of the Company’s common stock on May 1, 2010 was $4.80. $3,744 was charged to general and administrative expense for the three months ended June 30, 2010.

On May 1, 2010, the Company agreed to issue 6,000 shares of common stock to an employee as partial payment for compensation. The trading value of the Company’s common stock on May 1, 2010 was $4.80. $2,400 and $4,800 were charged to general and administrative expense for the three months ended June 30, 2011 and 2010, respectively.

 On May 14, 2010, the Company entered into an agreement pursuant to which the Company agreed to issue 10,000 shares of restricted common stock to its chief financial officer upon the adoption of a stock incentive plan (the “Plan”) as part of his annual compensation. On April 28, 2011, the employment agreement was renewed and 4,613 shares of restricted common stock will be issued. The trading value of the Company’s common stock on April 28, 2011 and May 14, 2010 were $2.71 and $4.66, respectively. $11,733 and $8,169 was charged to general and administrative expense for the three months ended June 30, 2011 and 2010, respectively.

The Company also agreed under the agreement with the chief financial officer to issue 4,000 shares of restricted common stock from the Plan as a bonus. The trading value of the Company’s common stock on May 14, 2010 was $4.66. $18,640 was charged to general and administrative expense for the three months ended June 30, 2010.

On November 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel as partial payment for six months of legal services. On May 1, 2011, the Company agreed to issue an additional 2,340 shares of common stock to its legal counsel as partial payment for another six months of legal services. The trading value of the Company’s common stock on May 1, 2011 and November 1, 2010 were $2.71 and $5.00, respectively. $4,042 was recorded as service compensation expense for the three months ended June 30, 2011.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three months ended June 30, 2011 and 2010, the Company did not make appropriations to the statutory reserves. The other subsidiaries were still in the development stage and had not allocated any contribution to the statutory surplus reserve fund.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months Ended June 30,
	2011	2010
Net income for earnings per share	$3,242,729	$2,152,464
Weighted average shares used in basic computation	13,532,240	12,653,848
Diluted effect of purchase options	-	-
Weighted average shares used in diluted computation	13,532,240	12,653,848
Earnings per share – Basic and diluted:	$0.24	$0.17

For the three months ended June 30, 2011, 105,000 shares underlying outstanding purchase options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 14 – SEGMENTS

The Company sells prescription and over-the-counter medicines, TCM, dietary supplement, medical devices, and sundry items. The class of customers, selling practice and distribution process are the same for all products.  Based on qualitative and quantitative criteria established by the FASB’s accounting standard, “Disclosures about Segments of an Enterprise and Related Information,” the Company considers itself to be operating within one reportable segment.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers by main products is as follows:

	Three Months Ended June 30,
	2011	2010
Prescription Drugs	$9,721,466	$6,162,598
Over-The-Counter (OTC) Drugs	6,283,486	5,441,859
Nutritional Supplements	2,192,635	1,731,081
TCM	2,576,311	1,290,891
Sundry Products	306,407	371,263
Medical Devices	347,554	209,736
Total	$21,427,859	$15,207,428

Note 15 – BUSINESS COMBINATION

On November 19, 2010, Shouantang Technology entered into equity ownership transfer agreements with the owners of Quannuo Technology to acquire 100% of equity interests of Quannuo Technology and its subsidiary, Hangzhou Quannuo.  Quannuo Technology develops software for online drugstores.

Shouantang Technology acquired all assets and assumed all liabilities of Quannuo Technology.  The consideration of the transaction included a cash payment of $606,800 (RMB 4,000,000) to pay off outstanding loans with the former owners, with the excess capitalized by the Company as intangible assets of approximately $443,125. Amortization expense of the intangible assets was $37,463 and $0 for the three months ended June 30, 2011 and 2010.

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

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending June 30,	Amount
2012	$2,859,600
2013	2,952,328
2014	2,596,382
2015	2,131,662
2016	1,621,887
Thereafter	1,050,461

Total rent expense amounted to $731,746 and $432,428 for the three months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011 and 2010, prepayment on retail and office leases amounted to $2,214,732 and $1,316,626, respectively.

Note 17 – SUBSEQUENT EVENTS

On August 1, 2011, the Company entered into an agreement with Worldwide Officers, Inc., a California corporation (“WOI”), to memorialize the terms under which Mr. Bennet P. Tchaikovsky had been serving as the Company’s chief financial officer from April 28, 2011 to August 1, 2011.  As memorialized under the agreement, WOI is compensated from April 28, 2011 to August 1, 2011 with $25,000 and 4,613 shares of the Company’s common stock under the Plan (“WOI Shares”), as well as reimbursement of expenses. In connection with the WOI Shares, the Company and WOI entered into a restricted stock award agreement dated as of August 1, 2011.

On August 1, 2011, Mr. Tchaikovsky resigned as the Company’s chief financial officer, and Mr. Shike Zhu resigned from the Company’s board of directors. Mr. Ming Zhao was appointed to replace Mr. Tchaikovsky as chief financial officer, and Mr. Tchaikovsky was appointed to the board of directors to replace Mr. Zhu.

Under Mr. Zhao’s employment agreement with the Company dated as of August 1, 2011, Mr. Zhao will serve as the chief financial officer for a term of two years commencing August 1, 2011, for annual compensation of $100,000, payable in monthly installments, as well as a one-time grant of 40,000 shares of the Company’s common stock (“CFO Shares”) under the Plan that will vest in eight equal quarterly installments over the two year agreement period beginning on August 1, 2011. In connection with the CFO Shares, the Company and Mr. Zhao entered into a restricted stock award agreement dated as of August 1, 2011.

Under Mr. Tchaikovsky’s agreement with the Company dated as of August 1, 2011, Mr. Tchaikovsky will receive an annualized compensation of $40,000 as a director, including $30,000 in cash payable in twelve equal monthly installments on the first day of each month commencing August 1, 2011, and $10,000 of shares of the Company’s common stock under the Plan (the “Director Shares”). In connection with the Director Shares, the Company and Mr. Tchaikovsky entered into a restricted stock award agreement dated as of August 1, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may", "will", "could", "expect", "anticipate", "intend", "believe", "estimate", "plan", "predict", and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of our annual report on Form 10-K for the year ended March 31, 2011 and filed with the SEC on June 29, 2011. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See "Exchange Rates" below for information concerning the exchanges rates at which Renminbi ("RMB") were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

Overview

We are primarily an operator of retail pharmacies based in Zhejiang Province, China.  Our drugstores provide customers with a wide variety of medicinal products, including prescription and OTC drugs, nutritional supplements, traditional Chinese medicine (“TCM”), personal care products, family care products, medical devices, as well as convenience products including consumable, seasonal and promotional items. We briefly offered baijiu, or Chinese white liquor, at some of our pharmacies from December 2010 to February 2011. Each store typically carries approximately 2,500 to 7,000 different products.  In addition to these products, we have licensed doctors of both western medicine and TCM onsite for consultation, examination and treatment of common ailments at scheduled hours.   Our stores presently average approximately 290 to 300 square meters.

In addition to pharmacies and medical clinics, we plan to distribute herbal plants being cultivated on our leased land at our pharmacies and to third parties. In August 2010, we established Hangzhou Jiuxin Qianhong Agriculture Development Co., Ltd. (“Jiuxin Qianhong”) as a wholly-owned subsidiary to operate this cultivation project. Currently, more than ten herbal plants, including fructus rubi, white atractylodes rhizome and atractylodes macrocephala, are being cultivated on approximately 48 acres, which we expect to harvest in the latter half of 2011 through early 2012.

We have also been operating an online drugstore (www.dada360.com) that sells non-prescription drugs (including over-the-counter drugs and nutritional supplements), since May 2010. In July 2010, we established Zhejiang Shouantang Pharmaceutical Technology Co., Ltd. (“Shouantang Technology”) as a wholly-owned subsidiary and acquired Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”) in November 2010 to operate the website and provide software and technical support. As a part of our acquisition of Quannuo Technology, we also acquired its wholly-owned subsidiary, Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), and the “Quannuo Grand Pharmacy” store. Other than activities relating to investing and financing the working capital of Quannuo Technology and coordinating short-term inter-company loans, Shouantang Technology has had no separate operations of its own as of June 30, 2011.  In June 2011, we established Tonglu Lydia Agriculture Development Co., Ltd. (“Tonglu Lydia”) as a wholly-owned subsidiary of Shouantang Technology to undertake herbal cultivation similar to that of Jiuxin Qianhong. As of the date of this report, however, such project has not commenced, and Tonglu Lydia currently has no operation.

Jiuzhou Pharmacy’s subsidiary Hangzhou Kuaileren Grand Pharmacy Co., Ltd. (“Kuaileren”) was formally dissolved on April 9, 2011 and its assets transferred to Jiuzhou Pharmacy. Prior to its dissolution, Kuaileren operated a “Kuaileren Grand Pharmacy” store, which now operates as a “Jiuzhou Grand Pharmacy” store.

On April 15, 2011, Jiuzhou Pharmacy entered into an equity ownership transfer agreement with the owners of Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) to acquire their equity interests in Jiuxin Medicine for RMB 50 million. Jiuxin Medicine is licensed to transport and store pharmaceutical products, and we are negotiating to acquire this company in order to carry out such functions internally and to use Jiuxin Medicine’s facility as our distribution center. In April 2011, the business license of Jiuxin Medicine was transferred to Jiuzhou Pharmacy. As of the date of this report, however, we are still finalizing the payment terms with the sellers.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements. We have not made any material changes in the methodology used in our accounting policies which are consistent with those discussed in our annual report on Form 10-K for the year ended March 31, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB and International Accounting Standards Board (“IASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. We do not expect the adoption of this ASU to have any material effect on our consolidated financial statements.

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the Codification are effective for interim and annual periods beginning after December 15, 2011. We do not expect the implementation of this guidance to have a material impact on our consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30
	2011		2010
		Percentage		Percentage
		of		of
	Amount	total revenue	Amount	total revenue
Revenues	$21,427,859	100.0%	$15,207,428	100.0%
Gross Profit	$6,869,323	32.1%	$4,613,896	30.3%
Selling Expenses	$1,378,300	6.4%	$823,358	5.4%
General and Administrative Expenses	$1,074,783	5.0%	$773,762	5.1%
Income from Operations	$4,416,240	20.6%	$3,016,776	19.8%
Other Income (Expense), Net	$19,420	0.1%	$(57,532)	(0.4)%
Change in Fair Value of Purchase Option
Derivative Liability	$62,632	0.3%	$57,944	0.4%
Income Tax Expenses	$1,255,563	5.9%	$864,724	5.7%
Net Income	$3,242,729	15.1%	$2,152,464	14.2%

Revenue. Our revenue increased by $6,220,431 or 40.9% to $21,427,859 for the three months ended June 30, 2011 from $15,207,428 for the three months ended June 30, 2010 primarily as a result of increased same store sales. Revenue from our 25 locations that were opened prior to April 1, 2010 increased $4,535,527 or 31.9% period over period. This increase was mainly attributed to sales of pharmaceutical products covered government-sponsored medical insurance programs. All of our store locations opened prior to April 1, 2010 are licensed to accept medical insurance, and sales at such locations have steadily increased as such insurance programs covered more drugs and participants. After we open a drugstore we must wait one year to apply for the license to accept government medical insurance. After a store has been open for one year we apply to accept government medical insurance at that store, if practicable. Revenues also increased from operating additional store locations. We operated 57 stores as of June 30, 2011, as compared to 31 stores as of June 30, 2010. We opened 6 stores during the three months ended June 30, 2011. We anticipate that our overall revenue will continue to increase as we open additional stores and our maturing stores are able to accept government insurance.

Gross Profit. Our gross profit increased by $2,255,427 or 48.9% to $6,869,323 for the three months ended June 30, 2011 from $4,613,896 for the three months ended June 30, 2010. Our gross margin increased period over period from 30.3% to 32.1% partially as a result from selling additional TCM products that have a higher gross margin than our other products.

Selling Expenses. Our selling expenses increased by $554,942 or 67.4% to $1,378,300 for the three months ended June 30, 2011 from $823,358 for the three months ended June 30, 2010. The increase was primarily a result of operating 57 store locations as compared to 31 stores that we operated as of June 30, 2010. Selling expenses as a percentage of our revenue increased from 5.4% to 6.4% period over period. We expect that our selling expenses will continue to increase as we continue to expand our store network.

General and Administrative Expenses. Our general and administrative expenses increased by $301,021 or 38.9% to $1,074,783 for the three months ended June 30, 2011 from $773,762 for the three months ended June 30, 2010. General and administrative expenses as a percentage of our revenue slightly decreased from 5.1% to 5.0% period over period. The increase in absolute dollars relates to operating additional drugstores. As we continue to open drugstores, further develop our infrastructure, and incur expenses related to being a public company, we anticipate that our general and administrative expenses will increase in absolute dollars as well as a percentage of total revenues.

Income from Operations. As a result of our increased gross profit, our income from operations increased by $1,399,464 or 46.4% to $4,416,240 for the three months ended June 30, 2011 from $3,016,776 for the three months ended June 30, 2010. Our operating margin for the three months ended June 30, 2011 and 2010 was 20.6% and 19.8%, respectively.

Income Tax. Our income tax expense increased to $1,255,563 for the three months ended June 30, 2011 from $864,724 for the three months ended June 30, 2010, as a result of increased income from operations. Our effective tax rate decreased from 29% to 28% period over period mainly as a result of certain expenses that we incurred in the U.S. as a public company not being deductible for PRC tax purposes that were incurred during the three months ended June 30, 2011 and 2010.

Net Income. As a result of the foregoing, our net income increased by $1,090,265 or 50.7% to $3,242,729 for the three months ended June 30, 2011 from $2,152,464 for the three months ended June 30, 2010.

Liquidity

In summary, our cash flows for the periods indicated are as follows:

	Three months ended June 30
	2011	2010

Net cash provided by (used in) operating activities	$9,912,293	$(65,804)
Net cash used in investing activities	$(8,273,420)	$(442,709)
Net cash (used in) provided by financing activities	$(1,758,015)	$15,461,665

For the three months ended June 30, 2011, we generated cash from operating activities of $9,912,293, as compared to using cash in operating activities of $65,804 for the three months ended June 30, 2010. The increase is primarily attributable to a partial liquidation of our advances to suppliers and a return of a security deposit with a vendor totaling $4,581,132 during the three months ended June 30, 2011.

We used $8,273,420 in investing activities during the three months ended June 30, 2011, as compared to cash used in investing activities of $442,709 during the three months ended June 30, 2010 as a result of payments on construction-in-progress of $2,534,126 and deposit to secure  an acquisition of a drug distribution business of $4,770,639 during the three months ended June 30, 2011.

Cash used in financing activities was $1,758,015 for the three months ended June 30, 2011, as compared to cash provided by financing activities of $15,461,665 for the three months ended June 30, 2010. The decrease is due to the equity offering which raised $15.7 million in net proceeds, after deducting underwriter discount, commission, and offering expenses during the three months ended June 30, 2010.

As of August 11, 2011, we had cash of approximately $5,484,439. Our total current assets as of June 30, 2011 were $33,251,497 and our total current liabilities were $10,041,893, which resulted in a net working capital of $23,209,604 as of June 30, 2011.

Capital Resources

In April 2010, we completed a public offering of 3.5 million shares of our common stock at a price of $5.00 per share resulting in gross proceeds of $17.5 million and net proceeds of $15.7 million after deducting commissions and all other expenses.

During the next ninety days, we may complete our acquisition of Jiuxin Medicine that may require a cash payment in addition to the deposit that we already made, and we have an obligation to contribute RMB 8,000,000 to complete the registered capital requirement for Quannuo Technology. We believe that with our current working capital, we will be able to meet these obligations and maintain our operations for at least twelve months. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending June 30,
2012	$2,859,600
2013	2,952,328
2014	2,596,382
2015	2,131,662
2016	1,621,887
Thereafter	1,050,461

Logistics Services Commitments

As of June 30, 2011, we used a third party service provider, Yingte Logistics, to accept goods from our suppliers and to deliver the goods to our store locations. Pursuant to our one-year agreement with Yingte Logistics entered into on January 1, 2011, we are obligated to pay 1% of the purchase price of the goods received from our suppliers by Yingte Logistics during the term of the agreement, from January 1, 2011 to December 31, 2011, with a contractual minimum of 3.9 million RMB.

We terminated our agreement with Yingte Logistics in April 2011, and now use Jiuxin Medicine’s facility as our distribution center. As we are still in the process of negotiating the acquisition of Jiuxin Medicine, we now engage Jiuxin Medicine as our logistics service provider and pay for the goods it delivers. Currently, Jiuxin Medicine contracted Yingte to deliver the goods to our store locations. Once we complete the acquisition of Jiuxin Medicine, we intend to carry out logistics functions internally.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements or otherwise disclosed in this report were as follows:

	June 30, 2011	March 31, 2011	June 30, 2010
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1547	USD1: RMB 0.1527	USD1: RMB 0.14730

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD1: RMB 0.1539	USD1: RMB 0.14909	USD1: RMB 0.14673

No representation is made that RMB amounts have been, or would be, converted into U.S. Dollars at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level.

In our annual report on Form 10-K for the year ended March 31, 2011, we reported certain weaknesses involving control activities, primarily accounting and finance personnel weaknesses. Our current accounting staff members remain relatively inexperienced in U.S. GAAP- based reporting and require additional training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.

The Company's management has identified the steps it believes are necessary to address the weaknesses described above, and expect that we will satisfactorily address the control deficiencies and weaknesses relating to these matters by the end of our fiscal year ending March 31, 2012, although there can be no assurance that compliance will be achieved in this time frame.

On August 1, 2011, we retained Mr. Ming Zhao as our chief financial officer. Mr. Zhao is a U.S. licensed certified public accountant, has financial reporting experience, and works on a fulltime basis from our  headquarters in Hangzhou. We believe that Mr. Zhao will be able to assist the Company in addressing our accounting and finance personnel weaknesses; however, until an independent evaluation is performed, we cannot give assurance that his hiring alone will remedy such internal control weaknesses.

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

Item 1A. Risk Factors.

As of and for the three months ended June 30, 2011, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended March 31, 2011.

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

10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Director Offer Letter with Marc Thomas Serrio dated March 15, 2010 (6)
10.29	Indemnification Agreement with Marc Thomas Serrio dated March 15, 2010 (6)
10.30	Loanout Agreement with Worldwide Officers, Inc. dated May 14, 2010 (8)
10.31	Indemnification Agreement with Mr. Bennet Tchaikovsky dated May 14, 2010 (8)
10.32	Loanout Agreement with Worldwide Officers, Inc. dated August 1, 2011 (15)
10.33	Restricted Stock Award Agreement with Worldwide Officers, Inc. dated August 1, 2011 (15)
10.34	Employment Agreement with Mr. Ming Zhao dated August 1, 2011 (15)
10.35	Restricted Stock Award Agreement with Mr. Ming Zhao dated August 1, 2011 (15)
10.36	Director Offer Letter with Mr. Bennet Tchaikovsky dated August 1, 2011 (15)
10.37	Restricted Stock Award Agreement with Mr. Bennet Tchaikovsky dated August 1, 2011 (15)
14	Code of Business Conduct and Ethics (6)
16.1	Letter from Frazer Frost, LLP dated April 25, 2011 (12)
16.2	Letter from Frazer Frost, LLP dated May 19, 2011 (13)
21	List of subsidiaries (14)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Agreement for Logistics Services entered into between Jiuzhou Pharmacy and Zhejiang Yingte Logistics Co., Ltd. (“Yingte Logistics”) dated January 1, 2011 (11)
99.2	Form of CFO Services Agreement entered into between Jiuzhou Pharmacy and Worldwide Officers, Inc. on July 30, 2009 (5)
99.3	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (9)
99.4	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (9)

*	Filed herewith
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on November 28, 2007
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 24, 2009
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 30, 2009
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on January 27, 2010
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 16, 2010
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 14, 2010
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 14, 2010
(9)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on June 29, 2010
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 3, 2010
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2011
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 25, 2011
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2011
(14)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on June 29, 2011
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 2, 2011

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Jo-Jo Drugstores, Inc.
(Registrant)

Date: August 15, 2011	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer

28