Form 10-Q/A
period 2011-06-30
CHINA JO-JO DRUGSTORES, INC.
filed 2011-08-18
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to China Jo-Jo Drugstores, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL).

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosure made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Director Offer Letter with Marc Thomas Serrio dated March 15, 2010 (6)
10.29	Indemnification Agreement with Marc Thomas Serrio dated March 15, 2010 (6)
10.30	Loanout Agreement with Worldwide Officers, Inc. dated May 14, 2010 (8)
10.31	Indemnification Agreement with Mr. Bennet Tchaikovsky dated May 14, 2010 (8)
10.32	Loanout Agreement with Worldwide Officers, Inc. dated August 1, 2011 (15)
10.33	Restricted Stock Award Agreement with Worldwide Officers, Inc. dated August 1, 2011 (15)
10.34	Employment Agreement with Mr. Ming Zhao dated August 1, 2011 (15)
10.35	Restricted Stock Award Agreement with Mr. Ming Zhao dated August 1, 2011 (15)
10.36	Director Offer Letter with Mr. Bennet Tchaikovsky dated August 1, 2011 (15)
10.37	Restricted Stock Award Agreement with Mr. Bennet Tchaikovsky dated August 1, 2011 (15)
14	Code of Business Conduct and Ethics (6)
16.1	Letter from Frazer Frost, LLP dated April 25, 2011 (12)
16.2	Letter from Frazer Frost, LLP dated May 19, 2011 (13)
21	List of subsidiaries (14)

31.1**	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2**	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1**	Section 906 Certification by the Corporation’s Chief Executive Officer
32.2**	Section 906 Certification by the Corporation’s Chief Financial Officer
99.1	Agreement for Logistics Services entered into between Jiuzhou Pharmacy and Zhejiang Yingte Logistics Co., Ltd. (“Yingte Logistics”) dated January 1, 2011 (11)
99.2	Form of CFO Services Agreement entered into between Jiuzhou Pharmacy and Worldwide Officers, Inc. on July 30, 2009 (5)
99.3	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (9)
99.4	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (9)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Previously filed as an Exhibit to the original Form 10-Q for the period ending June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on November 28, 2007
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 24, 2009
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 30, 2009
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on January 27, 2010
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 16, 2010
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 14, 2010
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 14, 2010
(9)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on June 29, 2010
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 3, 2010
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2011
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 25, 2011
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 19, 2011
(14)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on June 29, 2011
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 2, 2011

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Jo-Jo Drugstores, Inc.
(Registrant)

Date: August 18, 2011	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer

Date: August 18, 2011	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer