Form 10-Q
period 2011-09-30
CHINA JO-JO DRUGSTORES, INC.
filed 2011-11-14
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
Exchange Act Of 1934

For the quarterly period ended: September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 13,548,603 shares issued and outstanding as of November 11, 2011.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	SEPTEMBER 30,	MARCH 31,
	2011	2011

ASSETS

CURRENT ASSETS
Cash	$4,590,274	$6,489,905
Restricted cash	749,015	921,876
Trade accounts receivable, net	4,705,866	1,484,850
Inventories	7,529,108	4,617,420
Other receivables	1,096,201	1,049,564
Advances to suppliers	15,166,494	16,528,772
Other current assets	2,862,349	8,364,267
Total current assets	36,699,307	39,456,654

PROPERTY AND EQUIPMENT, net	15,470,148	5,471,432

OTHER ASSETS
Long term deposit	2,620,910	2,540,758
Prepaid - noncurrent	6,830,221	6,075,478
Intangible assets, net	2,866,539	390,302
Total other assets	12,317,670	9,006,538

Total assets	$64,487,125	$53,934,624

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$7,275,302	$3,530,204
Notes payable	2,494,643	2,704,680
Other payables	1,299,284	627,734
Other payables - related parties	939,490	880,058
Customer deposits	2,770,868	2,038,608
Taxes payable	1,119,423	1,624,558
Accrued liabilities	460,152	311,639
Total current liabilities	16,359,162	11,717,481

Purchase option derivative liability	56,238	153,226
Total liabilities	16,415,400	11,870,707

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
nil issued and outstanding as of September 30, 2011
and March 31, 2011	–	–
Common stock; $0.001 par value; 250,000,000 shares authorized;
13,548,603 and 13,530,477 shares issued and outstanding as of
September 30, 2011 and March 31, 2011, respectively	13,548	13,530
Additional Paid-in capital	16,386,071	16,333,956
Statutory reserves	1,309,109	1,309,109
Retained earnings	28,163,916	23,287,474
Accumulated other comprehensive income	2,203,336	1,119,848
Total equity	48,075,980	42,063,917

NONCONTROLLING INTEREST	(4,255)	-

Total liabilities and equity	$64,487,125	$53,934,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
REVENUES, NET	$22,224,947	$15,678,170	$43,652,806	$30,885,598

COST OF GOODS SOLD	15,967,051	11,270,058	30,525,587	21,863,590

GROSS PROFIT	6,257,896	4,408,112	13,127,219	9,022,008

SELLING EXPENSES	2,711,494	1,179,515	4,089,794	2,002,873
GENERAL & ADMINISTRATIVE EXPENSES	1,320,521	757,372	2,395,304	1,531,134
OPERATING EXPENSES	4,032,015	1,936,887	6,485,098	3,534,007

INCOME FROM OPERATIONS	2,225,881	2,471,225	6,642,121	5,488,001

OTHER INCOME (EXPENSE), NET	187,166	5,781	206,586	(51,751)
CHANGE IN FAIR VALUE OF PURCHASE OPTION DERIVATIVE LIABILITY	34,356	(85,993)	96,988	(28,049)

INCOME BEFORE INCOME TAXES	2,447,403	2,391,013	6,945,695	5,408,201

PROVISION FOR INCOME TAXES	817,990	763,564	2,073,553	1,628,288

NET INCOME	1,629,413	1,627,449	4,872,142	3,779,913

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	4,300	-	4,300	-

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	1,633,713	1,627,449	4,876,442	3,779,913

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	508,923	554,610	1,083,488	654,032

COMPREHENSIVE INCOME	$2,142,636	$2,182,059	$5,959,930	$4,433,945

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	13,547,157	13,500,002	13,541,136	13,079,237
Diluted	13,547,157	13,504,247	13,541,136	13,086,959

EARNINGS PER SHARES
Basic - attributable to controlling interest	$0.12	$0.12	$0.36	$0.29
Diluted - attributable to controlling interest	$0.12	$0.12	$0.36	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,872,142	$3,779,913
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,118,932	404,080
Stock compensation	52,133	58,615
Bad debt expense	182,398	-
Change in fair value of purchase option derivative liability	(96,988)	28,049
Changes in operating assets:
Accounts receivable, trade	(2,435,921)	(353,528)
Inventories	1,282,841	(766,479)
Other receivables	(523,817)	(157,814)
Advances to suppliers	2,173,332	(3,347,523)
Other current assets	5,610,337	(755,209)
Long term deposit	(18,485)	-
Prepaid - noncurrent	106,115	(418,806)
Changes in operating liabilities:
Accounts payable, trade	4,279,623	2,217,876
Other payables and accrued liabilities	(1,046,197)	(336,074)
Customer deposit	676,373	-
Taxes payable	(495,891)	(195,176)
Net cash provided by operating activities	15,736,927	157,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,155,443)	(206,478)
Advance payments on equipment purchase	(774,500)	-
Additions to leasehold improvements	(1,373,605)	(503,219)
Payments on construction-in-progress	(6,729,437)	-
Net payments for business acquisitions	(3,282,727)	-
Net cash used in investing activities	(14,315,712)	(709,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	193,300	(201,092)
Payments on notes payable	(3,703,942)	(1,470,429)
Proceeds from shareholder	58,862	-
Proceeds from equity financing	-	15,708,608
Proceeds from short-term loans	-	(883,920)
Payments on other payables-related parties	-	(54,942)
Net cash (used in) provided by financing activities	(3,451,780)	13,098,225

EFFECT OF EXCHANGE RATE ON CASH	130,934	196,988

(DECREASE) INCREASE IN CASH	(1,899,631)	12,743,440

CASH, beginning of period	6,489,905	801,593

CASH, end of period	$4,590,274	$13,545,033

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$23,587
Cash paid for income taxes	$2,428,768	$1,700,826
Non-cash financing activities
Notes payable transferred to accounts payable vendors	$3,431,091	$1,892,631

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

On September 17, 2009, the Company completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. (“Renovation”), where by 7,900,000 shares of common stock were issued to the stockholders of Renovation in exchange for 100% of the capital stock of Renovation. The completion of the share exchange transaction resulted in a change of control. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the condensed consolidated financial statements of the Company (the legal acquirer) are, in substance, those of Renovation (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. Renovation has no substantive operations of its own except for its holdings of Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) and Zhejiang Shouantang Medical Technology Co., Ltd. (“Shouantang Technology”), its wholly-owned subsidiaries.

The Company is primarily in the retail drugstore business in the People’s Republic of China (“China” or the “PRC”). A majority of the Company’s pharmacies are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company which the Company controls through contractual arrangements.  Shanghai Lydia Grand Pharmacy Co., Ltd. (“Shanghai Lydia”), a wholly-owned subsidiary of Jiuzhou Pharmacy, operates one store location in Shanghai. On July 29, 2011, Shanghai Lydia obtained control of Shanghai Bieyanghong Zhongxing Grand Pharmacy Co. Ltd. (“Bieyanghong Zhongxing”), which also operates one pharmacy in Shanghai (see Note 16 – Business Combination), and Bieyanghong Zhongxing subsequently changed its name to Shanghai Lydia Zhongxing Grand Pharmacy Co., Ltd. (“Shanghai Zhongxing”). One drugstore is operated by Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), a wholly-owned subsidiary of Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which is wholly-owned by Shouantang Technology.

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

On August 25, 2011, Jiuzhou Pharmacy completed its acquisition of Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), which is licensed to distribute prescription and non-prescription pharmaceutical products throughout China (See Note 16 – Business Combination).

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background		Ownership
Renovation HK	●	Incorporated in Hong Kong SAR on September 2, 2008	100%
Jiuxin Management	● ● ●	Established in the PRC on October 14, 2008 Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law Registered capital of $4,500,000 fully paid	100%
Shouantang Technology	● ● ● ●	Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million Deemed a WFOE under PRC law $11 million of registered capital paid as of March 31, 2011, the balance of $9 million due by July 16, 2012 To carry out internet pharmacy business, is cooperating with the Company’s online store in China to develop its business	100%
Jiuxin Qianhong	● ● ●	Established in the PRC on August 10, 2010 by Jiuxin Management Registered capital of RMB 10,000,000 Renminbi (“RMB”) fully paid To carry out cultivation of TCM herbal plants	100%
Quannuo Technology	● ● ● ●	Established in the PRC on July 7, 2009 Registered capital of RMB 10,000,000 fully paid. Acquired by Shouantang Technology in November 2010 To develop software for internet pharmacy business, which is cooperating with the Company’s online store in China to develop its business	100%
Hangzhou Quannuo	● ● ●	Established in the PRC on July 8, 2010 by Quannuo Technology Registered capital of RMB 800,000 fully paid Operates one “Quannuo Grand Pharmacy” as a Jiuzhou Pharmacy franchise store in Hangzhou	100%
Tonglu Lydia	● ● ●	Established in PRC on June 24, 2011 by Shouantang Technology Registered capital of RMB 5,000,000 fully paid To carry out cultivation of TCM herbal plants	100%
Jiuzhou Pharmacy (1)	● ● ●	Established in the PRC on September 9, 2003 Registered capital of RMB 5 million fully paid Operates the “Hangzhou Jiuzhou Grand Pharmacy” stores in and around Hangzhou	VIE by contractual arrangements (2)
Jiuzhou Clinic (1)	● ●	Established in the PRC as a general partnership on October 10, 2003 Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)
Jiuzhou Service (1)	● ● ●	Established in the PRC on November 2, 2005 Registered capital of RMB 500,000 fully paid Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)
Shanghai Lydia	● ● ●	Established in the PRC on January 31, 2011 by Jiuzhou Pharmacy Registered capital of RMB 1,000,000 fully paid Operates the “Lydia Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)
Jiuxin Medicine	● ● ● ●	Established in the PRC on December 31, 2003
Business license transferred to Jiuzhou Pharmacy in April 2011
Registered capital of RMB 10 million fully paid
To carry out pharmaceutical distribution services

			VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)
Shanghai Zhongxing	● ● ●	Established in the PRC on June 19, 2006 Registered capital of RMB 1 million fully paid on May 23, 2006 Operates the “Zhongxing Grand Pharmacy” store in Shanghai City	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)

(1)
Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of the same three owners (the “Owners”) since their respective establishment dates, pursuant to agreements amongst the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies in accordance with generally accepted accounting standards. Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Shanghai Lydia, and Jiuxin Medicine are also deemed under the common control of the Owners as they are each wholly-owned by Jiuzhou Pharmacy, while Shanghai Zhongxing is deemed under the common control of the Owners as it is controlled by Jiuzhou Pharmacy through Shanghai Lydia.

(2)
To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights proxy agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for each of these three companies (as well as each subsidiary of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiaries and entity under the control of Jiuzhou Pharmacy (Shanghai Lydia, Jiuxin Medicine and Shanghai Zhongxing), are consolidated into the financial statements of the Company.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on June 29, 2011. Operating results for the three and six months ended September 30, 2011 may not be necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and VIEs. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

The Company has concluded, based on its contractual arrangements, that Jiuzhou Pharmacy (including its subsidiaries and controlled entity), Jiuzhou Clinic and Jiuzhou Service are each a VIE and that the Company’s wholly-owned subsidiary, Jiuxin Management, absorbs a majority of the risk of loss from the activities of these companies, and enable the Company, through Jiuxin Management, to receive a majority of their expected residual returns.

Additionally, as Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are under common control, the condensed consolidated financial statements have been prepared as if the transactions had occurred retroactively as to the beginning of the reporting period of these condensed consolidated financial statements.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the accompanying consolidated financial statements relate to the assessment of the carrying values of accounts receivable and related allowance for doubtful accounts, useful lives of property and equipment, live of intangible assets, business combinations, goodwill, and fair value of purchase option derivative liability. Because of the use of estimates inherent in the financial reporting process, actual results could materially differ from those estimates.

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

Goodwill and other intangible assets

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if there are indications of impairment. For purposes of the goodwill impairment test, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Intangibles other than goodwill

Intangible assets that are acquired individually or as part of a group of assets, other than those acquired in a business combination are initially recorded at their fair value. The cost of a group of assets acquired in a transaction is allocated to the individual assets based on their relative fair values. Goodwill does not arise in such a transaction. Intangible assets that are acquired in a business combination are accounted for in accordance with ASC Topic 805, Business Combinations.

The estimated useful lives of the Company’s intangible assets are as follows:

Estimated Useful Life
Goodwill	Indefinite
Licenses and permits	Indefinite
Software	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired.

There was no indication of impairment during the three and six months ended September 30, 2011.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management, based on historical experience and current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate. The ultimate collection of the Company’s accounts receivable may take one year. Delinquent account balances are reserved after management determines that the likelihood of collection is not probable, and known bad debts are written-off against allowance for doubtful accounts when identified. No allowance was reserved as of September 30, 2011 and March 31, 2011, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first in first out method (“FIFO”). Market is the lower of replacement cost or net realizable value. The Company records write-downs to inventories for shrinkage losses and damaged merchandise that are identified.  Historically, these amounts have not been material to the consolidated financial statements.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, taking into consideration the assets’ estimated residual value. Leasehold improvements are amortized over the shorter of lease term or remaining lease period of the underlying assets. Following are the estimated useful lives of the Company’s property and equipment:

Estimated Useful Life
Leasehold improvements	3-5 years
Motor vehicles	5 years
Office equipment and furniture	3-5 years

Maintenance, repairs and immaterial renewals are charged to expense as incurred. Material additions and betterment to property and equipment are capitalized.

Impairment of long-lived assets

The Company evaluates long-lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No indication of impairment was noted as of September 30, 2011.

Notes payable

During the normal course of business, the Company issues Bank Acceptance Bills as a payment method to settle outstanding accounts payables to various material suppliers. The Company recorded such Bank Acceptance Bills as notes payables. The notes payable are generally short term in nature due to their short maturity period of six to nine months.

Income taxes

The Company records income taxes pursuant to the accounting standards for income taxes. These standards require the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due and the net change in deferred taxes.  A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.  As of September 30, 2011 and March 31, 2011, the Company did not have any net deferred tax assets or liabilities.

The FASB’s accounting standards clarify the accounting and disclosure for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  Under these standards, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties or interest incurred relating to underpayment of income taxes are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes were incurred during the three and six months ended September 30, 2011 and 2010.

All of the tax returns of the Company, since inception, are subject to examination by the tax authorities.

Value added tax

Sales revenue represents the invoiced value of goods, net of VAT. All of the Company’s products are sold in the PRC and are subject to a VAT on the gross sales price. The VAT rates range up to 17%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded a VAT payable and VAT receivable net of payments in the accompanying financial statements. The VAT tax return is filed offsetting the payables against the receivables.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred, and amounted to $117,197 and $103,239 for three months ended September 30, 2011 and 2010, respectively; and $248,797 and $142,658 for the six months ended September 30, 2011 and 2010. Advertising and promotion costs consist primarily of print and television advertisements.

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

The Company recognized vendor allowances of $102,963 and $111,659 in cost of goods sold for the three months ended September 30, 2011 and 2010, respectively, and $175,768 and $381,638 in cost of goods sold for the six months ended September 30, 2011 and 2010, respectively.

Distribution costs

Distribution costs represent the costs of transporting merchandise from warehouse to stores. These costs are expensed as incurred and are included in sales and marketing costs.

Operating leases

The Company leases premises for retail drugstores and offices under non-cancelable operating leases. Operating lease payments are expensed over the term of lease. A majority of the Company’s retail drugstore leases have a 3- to 10-year term with a renewal option upon the expiration of the lease. The Company has historically been able to renew a majority of its drugstores leases. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. Land leased from government is amortized on a straight-line basis over a 30-year term.

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

The balance sheet amounts with the exception of equity at September 30, 2011 and March 31, 2011 were translated at 1 RMB to $0.1564 USD and at 1 RMB to $0.1527 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended September 30, 2011 and 2010 were at 1 RMB to $0.1549 USD and at 1 RMB to $0.14732 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and the PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of September 30, 2011 and March 31, 2011, the Company had deposits totaling $5,040,786 and $7,068,093 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the three and six months ended September 30, 2011 and 2010, all of the Company’s sales and purchases arose in the PRC.

For the three months ended September 30, 2011, two vendors collectively accounted for 22% of the Company’s total purchases, 3% of total purchase deposits. For the three months ended September 30, 2010, three vendors collectively accounted for 39% of the Company’s total purchases and 60% of total purchase deposits.

For the six months ended September 30, 2011, two vendors collectively accounted for 27% of the Company’s total purchases, 3% of total purchase deposits. For the six months ended September 30, 2010, three vendors collectively accounted for 40% of the Company’s total purchases and 60% of total purchase deposits.

Noncontrolling interest

As of September 30, 2011, 1% of the equity interests of Shanghai Zhongxing was owned by Shanghai Bieyanghong Grand Pharmacy Co., Ltd. and not under the Company's control.

Business combinations

The Company accounts for business combinations using the acquisition method of accounting. The acquisition method requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The provisions of the acquisition method related to income tax adjustments apply to all business combinations regardless of consummation date.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This is an exit price concept for the valuation of the asset or liability. In addition, market participants are assumed to be buyers and sellers in the principal market for the asset or liability. Fair value measurements for an asset assume the highest and best use by these market participants.

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

In September 2011, the FASB issued Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU No. 2011-08), which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of the ASU is not expected to have a material impact on the Company’s financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2011	March 31, 2011
Prepaid rental expenses	$2,325,499	$1,316,626
Lease rights transfer fees (1)	402,447	380,981
Security deposit with vendor	-	4,581,132
Prepaids and other current assets	134,403	166,148
Advance to contractor	-	1,919,380
Total	$2,862,349	$8,364,267

(1)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2011	March 31, 2011
Leasehold improvements	$5,105,253	$3,481,773
Office equipment and furniture	3,155,360	867,304
Motor vehicles	367,749	269,275
Total	8,628,361	4,618,352
Less: Accumulated depreciation	(3,552,540)	(2,661,615)
Construction-in-progress	10,394,357	3,514,695
Property and equipment, net	$15,470,178	$5,471,432

Construction-in-progress as of September 30, 2011, included leasehold improvements in progress at two newly purchased and three newly leased store locations. These stores are currently under remodeling and are not in operation.  No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

Total depreciation expense for property and equipment was $593,866 and $156,118 for the three months ended September 30, 2011 and 2010, respectively, and $818,584 and $304,702 for the six months ended September 30, 2011 and 2010, respectively.

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

Note 6 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits are funds deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 7 – PREPAID - NONCURRENT

Prepaid – noncurrent consist of the following:

	September 30, 2011	March 31, 2011
Prepayment for lease of land use right – noncurrent (1)	$5,395,800	$5,497,358
Lease rights transfer fees-noncurrent (2)	484,969	578,120
Prepayment made for equipment	782,000	-
Other prepaid – noncurrent	167,452	-
Total	$6,830,221	$6,075,478

(1)	This is a payment made to the local government in connection with entering into a 30-year operating land lease agreement.

(2)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 8 – INTANGIBLE ASSETS

Net intangible assets consist of the following at:

	September 30, 2011	March 31, 2011
Goodwill on acquisition of Jiuxin Medicine	$1,386,382	$-
Goodwill on acquisition of Shanghai Zhongxing	68,801	-
Licenses and permits	1,087,751	-
Software	456,854	446,059
Total goodwill and other intangible assets	2,999,788	446,059
Less: accumulated amortization	(133,249)	(55,757)
Intangible assets, net	$2,866,539	$390,302

Amortization expense for the three months ended September 30, 2011 and 2010 amounted to $37,949 and $0, respectively, $75,412 and $0 for the six months ended September 30, 2011 and 2010, respectively.

Note 9 – TAXES

Income tax

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong
Jiuxin Management	PRC
Shouantang Technology	PRC
Jiuxin Qianhong	PRC
Quannuo Technology	PRC
Hangzhou Quannuo	PRC
Jiuzhou Pharmacy	PRC
Jiuzhou Clinic	PRC
Jiuzhou Service	PRC
Shanghai Lydia	PRC
Tonglu Lydia	PRC
Jiuxin Medicine	PRC
Shanghai Zhongxing	PRC

The following table reconciles the U.S. statutory tax rates to the Company's effective tax rate for the three and six months ended September 30, 2011 and 2010:

	For the three months ended September 30		For the six months ended September 30
	2011	2010	2011	2010
U.S. Statutory rates	34%	34%	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)	(34)	(34)
China income taxes	25	25	25	25
Non deductible expenses	8	7	5	5
Effective tax rate	33%	32%	30%	30%

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for 2010. As of September 30, 2011, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $1,100,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2011. The net change in the valuation allowance for the six months ended September 30, 2011 and 2010 was an increase of approximately $98,000 and $189,000, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company had cumulative undistributed earnings of foreign subsidiaries of approximately $30 million as of September 30, 2011, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

Value added tax

VAT on sales and on purchases amounted to $4,88,607 and $3,527,294 for the three months ended September 30, 2011, and $2,651,861 and $1,903,852 for the three months ended September 30, 2010, respectively. VAT on sales and on purchases amounted to $8,368,516 and $5,792,182 for the six months ended September 30, 2011, and $5,106,338 and $3,891,677 for the six months ended September 30, 2010, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at September 30, 2011 and March 31, 2011 consisted of the following:

	September 30, 2011	March 31, 2011
VAT	$303,441	$421,562
Income tax	819,289	1,146,453
Others	(3,307)	56,543
Total taxes payable	$1,119,423	$1,624,558

Note 10 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $135,464 and $27,684 for the three months ended September 30, 2011 and 2010, respectively, and $216,227 and $40,760 in employment benefits and pension for the six months ended September 30, 2011 and 2010, respectively.

Note 11 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	September 30, 2011	March 31, 2011
Amount due to directors (1):	$939,490	$800,058

(1)
As of September 30, 2011 and March 31, 2011, amount due to directors represents advances from the Owners to the Company to meet its approved PRC registered capital requirements and for operating cash flow.

As of September 30, 2011 and March 31, 2011, notes payable totaling $2,494,643 and $1,609,336 were secured by the personal properties of certain of the Company’s shareholders, respectively.

One of the Company’s retail spaces and its corporate office are leased from Lei Liu, a director of the Company, under long-term operating lease agreements from August 2010 to August 2012 and from January 2011 to December 2012, respectively. The rent expense amounted to $46,770 and $44,370 for the three months ended September 30, 2011 and 2010, respectively. The rent expense amounted to $92,940 and $88,392 for the six months ended September 30, 2011 and 2010, respectively. Rent paid to Mr. Liu amounted to $0 for both the three months ended September 30, 2011 and 2010; and $0 and $44,190 for the six months ended September 30, 2011 and 2010, respectively.

Note 12 – PURCHASE OPTION DERIVATIVE LIABILITY

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of $402,451 in liability to recognize the option’s fair value. The Company recognized a gain of $34,356 and $96,988 from the change in fair value of the option liability for the three and six months ended September 30, 2011, respectively, and a loss of $85,993 and $28,049 for the three and six months ended September 30, 2010, respectively.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) as of September 30, 2011 using the following assumptions:

Underwriter
Purchase Option
September 30,
2011 (1)
Stock price	$1.40
Exercise price	$6.25
Annual dividend yield	0%
Expected term (years)	3.56
Risk-free interest rate	0.42%
Expected volatility	100%

(1)	As of September 30, 2011, the option to purchase 105,000 shares of common stock had not been exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of September 30, 2011 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

Note 13 – STOCKHOLDER’S EQUITY

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

Stock-based compensation

On March 15, 2010, the Company entered into a service agreement with a non-executive director and agreed to issue 6,897 shares of restricted common stock for his annual service. The terms of the service agreement was continued on March 15, 2011, and 11,268 shares of restricted common stock to be issued accordingly. The trading value of the Company’s common stock on March 15, 2011 and 2010 was $3.55 and $5.80, respectively. Accordingly, $10,082 and $9,976 were charged to general and administrative expense for the three months ended September 30, 2011 and 2010, respectively, and $20,055 and $9,976 were charged for the six months ended September 30, 2011 and 2010, respectively.

On May 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel as partial payment for six months of legal services. The trading value of the Company’s common stock on May 1, 2010 was $4.80. Accordingly, $3,744 was charged to general and administrative expense for the three and six months ended September 30, 2010, respectively.

On May 1, 2010, the Company agreed to issue 6,000 shares of common stock to an employee as partial payment for compensation. The trading value of the Company’s common stock on May 1, 2010 was $4.80. Accordingly, $0 and $4,800 were charged to general and administrative expense for the three months ended September 30, 2011 and 2010, respectively, and $2,400 and $4,800 were charged for the six months ended September 30, 2011 and 2010, respectively.

On May 14, 2010, the Company entered into an agreement pursuant to which the Company agreed to issue 10,000 shares of restricted common stock in connection with the services of Mr. Bennet P. Tchaikovsky as chief financial officer through April 27, 2011, upon the adoption of a stock incentive plan (the “Plan”). The trading value of the Company’s common stock on May 14, 2010 was $4.66. Accordingly, $0 and $3,444 were charged to general and administrative expense for the three and six months ended September 31, 2011, respectively, and $11,748 and $19,917 were charged for the three and six months ended September 30, 2010, respectively.

On May 14, 2010, the Company also agreed to issue to Mr. Tchaikovsky 4,000 shares of restricted common stock from the Plan as a bonus. The trading value of the Company’s common stock on May 14, 2010 was $4.66. Accordingly, $18,640 was charged to general and administrative expense for the three and six months ended September 30, 2010, respectively.

On November 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel as partial payment for six months of legal services. On May 1, 2011, the Company agreed to issue an additional 2,340 shares of common stock to its legal counsel as partial payment for another six months of legal services. The trading value of the Company’s common stock on May 1, 2011 and November 1, 2010 were $2.71 and $5.00, respectively. Accordingly, $3,171 and $7,213 was recorded as service compensation expense for the three and six months ended September 30, 2011.

On August 1, 2011, the Company appointed Mr. Ming Zhao as its chief financial officer, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue to Mr. Zhao 40,000 shares of restricted common stock under the Plan, to be vested in eight equal quarterly installments over two years. The trading value of the Company’s common stock on August 1, 2011 was $1.70. Accordingly, $5,636 was charged to general and administrative expense for the three and six months ended September 30, 2011, respectively.

On August 1, 2011, the Company appointed Mr. Tchaikovsky to its board of directors, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue to Mr. Tchaikovsky 5,883 shares of its restricted common stock under the Plan. The trading value of the Company’s common stock on August 1, 2011 was $1.70. Accordingly, $1,658 was charged to general and administrative expense for the three and six months ended September 30, 2011, respectively.

On August 1, 2011, the Company entered into an agreement pursuant to which the Company agreed to issue 4,613 shares of restricted common stock under the Plan in connection with Mr. Tchaikovsky’s services as chief financial officer from April 28, 2011 to August 1, 2011. The trading value of the Company’s common stock on April 28, 2011 was $2.71. Accordingly, $4,211 and $12,500 was charged to general and administrative expense for the three and six months ended September 30, 2011, respectively.

Statutory reserve

Statutory reserves represent restricted retained earnings. Based on their legal formation, each of the Company’s subsidiaries and VIEs in the PRC is required to set aside 10% of its net income as reported in their statutory accounts on an annual basis to the Statutory Surplus Reserve Fund (the “Reserve Fund”). Once the total amount set aside in the Reserve Fund reaches 50% of the entity’s registered capital, further appropriations become discretionary. The Reserve Fund can be used to increase the entity’s registered capital upon approval by relevant government authorities or eliminate its future losses under PRC GAAP upon a resolution by its board of directors. The Reserve Fund is not distributable to shareholders, as cash dividend or otherwise, except in the event of liquidation.

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the six months ended September 30, 2011 and 2010, no appropriation was made to the statutory reserves by any of the Company’s operating subsidiaries and VIEs in the PRC. Any subsidiary or VIE still in developmental stage also did not allocate any contribution to the Reserve Fund during such periods.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 14 – EARNINGS PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Net income attributable to controlling interest	$1,633,713	$1,627,449	$4,876,422	$3,779,913
Weighted average shares used in basic computation	13,547,157	13,500,002	13,541,136	13,079,237
Diluted effect of purchase options	-	4,245	-	7,722
Weighted average shares used in diluted computation	13,547,157	13,504,247	13,541,136	13,086,959
Earnings per share – Basic:
Net income before noncontrolling interest	$0.12	$0.12	$0.36	$0.29
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net income attributable to controlling interest	$0.12	$0.12	$0.36	$0.29
Earnings per share – Diluted:
Net income before noncontrolling interest	$0.12	$0.12	$0. 36	$0.29
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net income attributable to controlling interest	$0.12	$0.12	$0.36	$0.29

For the three and six months ended September 30, 2011, 105,000 shares underlying outstanding purchase options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 15 – SEGMENTS

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

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers by main products is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Prescription Drugs	$10,649,788	$6,128,155	$20,367,704	$12,290,753
Over-The-Counter (OTC) Drugs	5,943,149	5,898,753	12,230,231	11,340,612
Nutritional Supplements	2,296,701	1,768,725	4,489,194	3,499,806
TCM	2,463,140	1,386,598	5,040,761	2,677,489
Sundry Products	367,921	277,739	674,014	649,002
Medical Devices	504,248	218,200	850,902	427,936
Total	$22,224,947	$15,678,170	$43,652,806	$30,885,598

Note 16 – BUSINESS COMBINATION

Quannuo Technology

On November 19, 2010, Shouantang Technology entered into equity ownership transfer agreements with the owners of Quannuo Technology to acquire 100% of equity interests of Quannuo Technology and its subsidiary, Hangzhou Quannuo. Quannuo Technology develops software for online drugstores.

Shouantang Technology acquired all assets and assumed all liabilities of Quannuo Technology. The consideration of the transaction included a cash payment of $606,800 (RMB 4,000,000) to pay off outstanding loans with the former owners, with the excess capitalized by the Company as intangible assets of approximately $443,125. Amortization expense of the software acquired was $37,949 and $75,412 for the three and six months ended September 30, 2011.

Shanghai Zhongxing

On July 29, 2011, Shanghai Lydia obtained control of Shanghai Zhongxing pursuant to an agreement entered into on the same date to acquire 99% of the equity interests of Shanghai Zhongxing for a total consideration of $76,874 (RMB 495,000), including $30,284 (RMB 195,000) for Mr. Xiuyan Liu’s 39%, and $46,590 (RMB 300,000) for Mr. Xudong Fan’s 60%.

Jiuxin Medicine

On August 25, 2011, Jiuzhou Pharmacy completed its acquisition of Jiuxin Medicine. Jiuxin Medicine is a wholesale drug distributor and is licensed to distribute prescription and non-prescription pharmaceutical products throughout China. Jiuzhou Pharmacy acquired all assets and assumed all liabilities of Jiuxin Medicine. The consideration of the transaction included a cash payment of $4,665,000 (RMB 30,000,000), with the excess capitalized by the Company as goodwill of $1,378,404.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the date of acquisition:

Total purchase price	$4,665,000

Allocation of the purchase price to assets and liabilities at fair value:
Cash and cash equivalents	$910,857
Notes receivable	16,350
Accounts receivable	904,501
Inventories	4,069,960
Advances on inventory purchases	429,600
Other assets, current	23,967
Current assets	6,355,235
Property, plant and equipment	181,626
Licenses and permits	1,077,771
Other noncurrent assets	262,539
Total assets	7,877,171

Accounts payable	2,786,786
Tax receivable	(43,506)
Accrued liabilities and other liabilities, current	1,847,295
Total liabilities	4,590,575

Net assets acquired at fair value	$3,286,596

Goodwill	$1,378,404

The goodwill recognized in conjunction with the acquisition of Jiuxin Medicine in July 2011 represents intangible values that Jiuxin Medicine has for medicine distribution, which do not qualify for separate recognitions, or other factors.

The following unaudited pro forma condensed income statement for the three and six months ended September 30, 2011 and 2010 were prepared under generally accepted accounting principles, as if the acquisition of Jiuxin Medicine had occurred the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

Pro Forma	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenue	$23,050,039	$15,877,511	$52,225,613	$31,215,750
Gross profit	6,250,141	4,488,885	13,253,783	9,138,453
Net income	1,541,994	1,627,449	4,715,513	3,786,930
Net income per share – basic	$0.11	$0.12	$0.35	$0.29
Net income per share – diluted	$0.11	$0.12	$0.35	$0.29
Weighted average shares outstanding - basic	13,547,157	13,500,002	13,541,136	13,079,237
Weighted average shares outstanding - diluted	13,547,157	13,504,247	13,541,136	13,086,959

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

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending September 30,	Amount
2012	$3,921,356
2013	3,739,414
2014	3,344,278
2015	2,914,946
2016	2,191,344
Thereafter	4,422,159

Total rent expense amounted to $936,991 and $563,382 for the three months ended September 30, 2011 and 2010, respectively, and $1,668,737 and $995,810 for the six months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011 and 2010, prepayment on retail and office leases amounted to $2,325,499 and $1,749,889, respectively.

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

Overview

We are primarily an operator of retail pharmacies based in Zhejiang Province, China. Our drugstores provide customers with a wide variety of medicinal products, including prescription and OTC drugs, nutritional supplements, traditional Chinese medicine (“TCM”), personal care products, family care products, medical devices, as well as convenience products including consumable, seasonal and promotional items. We briefly offered baijiu, or Chinese white liquor, at some of our pharmacies from December 2010 to February 2011, and did not sell any during the six months ended September 30, 2011. Each store typically carries approximately 2,500 to 7,000 different products, and presently average approximately 300 square meters. As of September 30, 2011, all stores except for one were operated by Jiuzhou Pharmacy, which we control through contractual arrangements, as well as its subsidiary, Shanghai Lydia Grand Pharmacy Co., Ltd. ("Shanghai Lydia"), and a company under its control.

In addition to these products, we have licensed doctors of both western medicine and TCM staffed at three medical clinics and at our pharmacies for consultation, examination and treatment of common ailments at scheduled hours.  The medical clinics are operated by Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd., both of which we also control through contractual arrangements.

In addition to pharmacies and medical clinics, we plan to distribute herbal plants being cultivated on leased land at our pharmacies and to third parties. In August 2010, we established Hangzhou Jiuxin Qianhong Agriculture Development Co., Ltd. (“Jiuxin Qianhong”) as a wholly-owned subsidiary to operate this cultivation project. Currently, more than ten herbal plants, including fructus rubi, white atractylodes rhizome and atractylodes macrocephala, are being cultivated on approximately 48 acres. As herbs usually take one to several years to become mature, to date, we harvested some limited quantities of herbs for distribution through our drugstores during the quarter ended September 30, 2011.

Since May 2010, we have been operating an online drugstore (www.dada360.com) that sells non-prescription drugs (including over-the-counter drugs and nutritional supplements). In July 2010, we established Zhejiang Shouantang Pharmaceutical Technology Co., Ltd. (“Shouantang Technology”) as a wholly-owned subsidiary and acquired Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”) in November 2010 to operate the website and provide software and technical support. As part of our acquisition of Quannuo Technology, we also acquired its wholly-owned subsidiary, Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), and the “Quannuo Grand Pharmacy” store. Other than activities relating to investing and financing the working capital of Quannuo Technology and coordinating short-term inter-company loans, Shouantang Technology has had no separate operations of its own as of September 30, 2011.  In June 2011, we established Tonglu Lydia Agriculture Development Co., Ltd. (“Tonglu Lydia”) as a wholly-owned subsidiary of Shouantang Technology to undertake herbal cultivation similar to that by Jiuxin Qianhong. As of the date of this report, however, Tonglu Lydia has had no operation as it has not been able to locate and lease suitable land for cultivation.

Jiuzhou Pharmacy’s subsidiary Hangzhou Kuaileren Grand Pharmacy Co., Ltd. (“Kuaileren”) was formally dissolved on April 9, 2011 and its assets have been transferred to Jiuzhou Pharmacy. Prior to its dissolution, Kuaileren operated a “Kuaileren Grand Pharmacy” store, which store now operates as a “Jiuzhou Grand Pharmacy” store.

On April 15, 2011, Jiuzhou Pharmacy entered into an equity ownership transfer agreement with the owners of Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) to acquire their equity interests in Jiuxin Medicine for RMB 50 million. On April 15, 2011, the business license of Jiuxin Medicine was transferred to Jiuzhou Pharmacy. On August 25, 2011, Jiuzhou Pharmacy completed its acquisition of Jiuxin Medicine for RMB 30 million, and Jiuxin Medicine became a whole-owned subsidiary of Jiuzhou Pharmacy. Jiuxin Medicine is a wholesale drug distributor and is licensed distribute prescription and non-prescription pharmaceutical products throughout China.   In addition to its wholesale business, Jiuxin Medicine is servicing our logistics needs and its facility serves as our primary distribution center.

On July 29, 2011, Shanghai Lydia obtained control of Shanghai Bieyanghong Zhongxing Grand Pharmacy Co. Ltd. (“Bieyanghong Zhongxing”) pursuant to an agreement entered into on the same date to acquire 99% of its equity interests from two of its owners. Bieyanghong Zhongxing, which has changed its name to Shanghai Lydia Zhongxing Grand Pharmacy Co., Ltd., operates one pharmacy in Shanghai.

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

The critical accounting policies and related judgments and estimates are identified in Note 2 to our unaudited consolidated financial statements accompanying in this report

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. We do not expect the adoption of this ASU to have any material effect on our consolidated financial statements.

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

In September 2011, the FASB issued Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU No. 2011-08), which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of the ASU is not expected to have a material impact on the Company’s financial statements.

Results of Operations

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010

The following table summarizes our results of operations for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30
	2011		2010
	Amount ($)	Percentage of total revenue	Amount ($)	Percentage of total revenue
Revenue	$22,224,947	100.0%	$15,678,170	100.0%
Gross profit	$6,257,896	28.2%	$4,408,112	28.1%
Selling expenses	$2,711,494	12.2%	$1,179,515	7.5%
General and administrative expenses	$1,320,521	5.9%	$757,372	4.8%
Income from operations	$2,225,881	10.0%	$2,471,225	15.8%
Other income (expense), net	$187,166	0.8%	$5,781	0.0%
Change in fair value of purchase option derivative liability	$34,356	0.2%	$(85,993)	(0.5)%
Income tax expense	$817,990	3.7%	$763,564	4.9%
Net income attributable to controlling interest	$1,633,713	7.4%	$1,627,449	10.4%
Net loss attributable to noncontrolling interest	$(4,300)	0.0%	$-	0.0%

Revenue. Our revenue increased by $6,546,777 or 41.8% to $22,224,947 for the three months ended September 30, 2011, from $15,678,170 for the three months ended September 30, 2010, primarily as a result of same-store sales growth, sales from new stores opened since September 30, 2010, and wholesale revenue from Jiuxin Medicine.

“Same-store sales” refers to sales in stores that have been operating for one or more years. Same-store sales increased by $1,220,359, or 7.7%, period over period mainly from sales of pharmaceutical products covered by government-sponsored medical insurance programs. Typically, we must wait at least one year from a store’s opening to apply for the license to accept government medical insurance at that store. As of September 30, 2011, 26 of our store locations accepted government medical insurance as compared to 17 store locations as of September 30, 2010.

Revenue also increased from operating additional store locations. We operated a total of 58 stores as of September 30, 2011, including one new store added and one store acquired during the three months ended September 30, 2011, as compared to 46 stores as of September 30, 2010. We anticipate that our overall revenue will continue to increase as we open additional stores and our maturing stores are able to accept government insurance.

We completed our acquisition of Jiuxin Medicine on August 25, 2011.  Jiuxin Medicine’s sales to third parties also contributed to our overall revenue increase. Jiuxin Medicine’s distribution revenue from sales to our store locations is eliminated during the consolidation of our financial statements.

Gross Profit. Our gross profit increased by $1,849,784 or 42.0% to $6,257,896 for the three months ended September 30, 2011, from $4,408,112 for the three months ended September 30, 2010. Our gross margin increased slightly period over period from 28.1% to 28.2% as a result of increased gross profit margin for drugstore sales, offset by the lower gross profit margin from Jiuxin Medicine’s wholesale activities.

Selling Expenses. Our selling expenses increased by $1,531,979 or 129.9% to $2,711,494 for the three months ended September 30, 2011, from $1,179,515 for the three months ended September 30, 2010. The increase is primarily a result of operating 58 store locations as compared to 46 stores that we operated as of September 30, 2010. Selling expenses as a percentage of our revenue increased from 7.5% to 12.2% period over period. We expect that our selling expenses will continue to increase as we continue to expand our store network.

General and Administrative Expenses. Our general and administrative expenses increased by $563,149 or 74.4% to $1,320,521 for the three months ended September 30, 2011, from $757,372 for the three months ended September 30, 2010. General and administrative expenses as a percentage of our revenue increased from 4.8% to 5.9% period over period. The increase is mainly attributable to the establishment of new subsidiaries in the last calendar year, as well as the expenses of being a public company. As we continue to open drugstores, further develop our infrastructure, expand our business and incur expenses related to being a public company, we anticipate that our general and administrative expenses will increase in absolute dollars as well as a percentage of total revenue.

Income from Operations. As a result of our increased selling expenses and general and administration expenses, our income from operations decreased by $245,344 or 9.9% to $2,225,881 for the three months ended September 30, 2011 from $2,471,225 for the three months ended September 30, 2010. Our operating margin for the three months ended September 30, 2011 and 2010 was 10.0% and 15.8%, respectively.

Income Tax Expense. Our income tax expense increased to $817,990 for the three months ended September 30, 2011, from $763,564 for the three months ended September 30, 2010, as a result of increased operational income from our pharmacies. Our effective tax rate also increased from 32% to 33% period over period as a result of certain expenses that we incurred in the United States as a public company that are not deductible for tax purposes in China.

Net Income Attributable to Controlling Interest. As a result of the foregoing, our net income attributable to controlling interest increased by $6,264 or 0.4% to $1,633,713 for the three months ended September 30, 2011 from $1,627,449 for the three months ended September 30, 2010.

Six months ended September 30, 2011 as compared to the six months ended September 30, 2010

The following table summarizes our results of operations for the six months ended September 30, 2011 and 2010.

	Six Months Ended
	September 30
	2011		2010
	Amount ($)	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$43,652,806	100.0%	$30,885,598	100.0%
Gross profit	$13,127,219	30.1%	$9,022,008	29.2%
Selling expenses	$4,089,794	9.4%	$2,002,873	6.5%
General and administrative expenses	$2,395,304	5.5%	$1,531,134	5.0%
Income from operations	$6,642,121	15.2%	$5,488,001	17.8%
Other income (expense), net	$206,586	0.5%	$(51,751)	(0.2)%
Change in fair value of purchase option derivative liability	$96,988	0.2%	$(28,049)	(0.1)%
Income tax expense	$2,073,553	4.8%	$1,628,288	5.3%
Net income attributable to controlling interest	$4,876,442	11.2%	$3,779,913	12.2%
Net loss attributable to noncontrolling interest	$(4,300)	0.0%	$-	0.0%

Revenue. Our revenue increased by $12,767,208 or 41.3% to $43,652,806 for the six months ended September 30, 2011, from $30,885,598 for the six months ended September 30, 2010, primarily as a result of same-store sales growth, sales from new stores opened since September 30, 2010, and wholesale revenue from Jiuxin Medicine.

Same-store sales increased by $6,376,887, or 20.6%, period over period, mainly from sales of pharmaceutical products covered by government-sponsored medical insurance programs. Revenue also increased from operating additional new store locations, from 46 stores as of September 30, 2010 to 58 stores as of September 30, 2011, including five new stores added and one store acquired during the six months ended September 30, 2011.  We anticipate that our overall revenue will continue to increase as we open additional stores and our maturing stores are able to accept government insurance.

Gross Profit. Our gross profit increased by $4,105,211 or 45.5% to $13,127,219 for the six months ended September 30, 2011, from $9,022,008 for the six months ended September 30, 2010. Our gross margin increased period over period from 29.2% to 30.1% as a result of increased gross profit margin for drugstore sales, offset by the lower profit margin of Jiuxin Medicine’s wholesale activities.

Selling Expenses. Our selling expenses increased by $2,086,921 or 104.2% to $4,089,794 for the six months ended September 30, 2011, from $2,002,873 for the six months ended September 30, 2010. The increase is primarily a result of operating 58 store locations as compared to 46 stores that we operated as of September 30, 2010. Selling expenses as a percentage of our revenue increased from 6.5% to 9.4% period over period. We expect that our selling expenses will continue to increase as we continue to expand our store network.

General and Administrative Expenses. Our general and administrative expenses increased by $864,170 or 56.4% to $2,395,304 for the six months ended September 30, 2011, from $1,531,134 for the six months ended September 30, 2010. General and administrative expenses as a percentage of our revenue increased from 5.0% to 5.5% period over period. The increase is mainly attributable to the establishment of new subsidiaries in the last calendar year and expenses of being a public company. As we continue to open drugstores, further develop our infrastructure, expand our business and incur expenses related to being a public company, we anticipate that our general and administrative expenses will increase in absolute dollars as well as a percentage of total revenues.

Income from Operations. As a result of our increased gross profit, our income from operations increased by $1,154,120 or 21.0% to $6,642,121 for the six months ended September 30, 2011, from $5,488,001 for the six months ended September 30, 2010. Our operating margin for the six months ended September 30, 2011 and 2010 was 15.2% and 17.8%, respectively.

Income Tax Expense. Our income tax expense increased to $2,073,553 for the six months ended September 30, 2011, from $1,628,288 for the six months ended September 30, 2010, as a result of increased operational income from our pharmacies. Our effective tax rate remained at 30% period over period.

Net Income Attributable to Controlling Interest. As a result of the foregoing, our net income attributable to controlling interest increased by $1,096,529 or 29% to $4,876,442 for the six months ended September 30, 2011, from $3,779,913 for the six months ended September 30, 2010.

Liquidity

In summary, our cash flows for the periods indicated are as follows:

	Six months ended September 30
	2011	2010

Net cash provided by operating activities	$15,736,927	$157,924
Net cash used in investing activities	$(14,315,712)	$(709,697)
Net cash (used in) provided by financing activities	$(3,451,780)	$13,098,225

For the six months ended September 30, 2011, we generated cash from operating activities of $15,736,927, as compared to cash generated by operating activities of $157,924 for the six months ended September 30, 2010. The increase is primarily attributable to a partial liquidation of our advances to suppliers of $5,520,855, a return of other current asset including a vendor security deposit of $ 6,365,546 and a decrease of accounts payable of $2,061,747 during the six months ended September 30, 2011.

We used $14,315,712 in investing activities during the six months ended September 30, 2011, as compared to cash used in investing activities of $709,697 during the six months ended September 30, 2010.  The $13,606,015 increase in cash used in investing activities during the six months ended September 30, 2011 from the six months ended September 30, 2011 was mainly a result of payments on construction-in-progress of $6,729,437, net payment for business acquisitions of $3,282,727, an increase in equipment purchases of 1,948,965, and additions to leasehold improvements of $870,386.

Cash used in financing activities was $3,451,780 for the six months ended September 30, 2011, primarily from the pay down of notes payable to vendors of $3,703,942. Cash from financing activities for the six months ended September 30, 2010 was $13,098,225, largely from the equity financing completed in April 2010 which raised approximately $15.7 million in net proceeds, after deducting underwriter discount, commission, and offering expenses.

As of September 30, 2011, we had cash of approximately $4,590,274. Our total current assets as of September 30, 2011 were $36,699,307 and our total current liabilities were $16,359,162, which resulted in a net working capital of $20,340,145 as of September 30, 2011.

Capital Resources

In April 2010, we completed a public offering of 3.5 million shares of our common stock at a price of $5.00 per share resulting in gross proceeds of $17.5 million and net proceeds of $15.7 million after deducting commissions and all other expenses.

On August 25, 2011, we completed our acquisition of Jiuxin Medicine for approximately $4,638,000 (RMB 30,000,000) that was deducted from our prepayment to the sellers of $5,070,880 (RMB 32,800,000). The balance of $432,880 of our prepayment was refunded to us by the sellers on November 9, 2011.

On September 8, 2011, we contributed RMB 8,000,000 to complete the registered capital requirement for Quannuo Technology.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending September 30,	Amount
2012	$3,921,356
2013	3,739,414
2014	3,344,278
2015	2,914,946
2016	2,191,344
Thereafter	4,422,159

Logistics Services Commitments

All of our logistics requirements were previously outsourced to Zhejiang Yingte Logistics Co., Ltd. (“Yingte Logistics”).  In April 2011, we terminated our agreement with Yingte Logistics, and now use the facility of Jiuxin Medicine, which we acquired in August 25, 2011, as our distribution center. Jiuxin Medicine still outsources a majority of delivery functions, including ours, to Yingte Logistics, but is expected to take over such functions as it acquires more delivery trucks within a year.

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

Exchange Rates

Our subsidiaries and affiliated companies in the PRC maintain their books and records in Renminbi (“RMB”), the lawful currency of the PRC. In general, for consolidation purposes, we translate their assets and liabilities into U.S. Dollars (“USD”) using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of their financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements or otherwise disclosed in this report were as follows:

	September 30, 2011	March 31, 2011	September 30, 2010
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.15640	USD1: RMB 0.15270	USD1: RMB 0.14970

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD1: RMB 0.15490	USD1: RMB 0.14909	USD1: RMB 0.14732

No representation is made that RMB amounts have been, or would be, converted into USD at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level.

In our annual report on Form 10-K for the year ended March 31, 2011, we reported certain weaknesses involving control activities, primarily accounting and finance personnel weaknesses. Our current accounting staff remains relatively inexperienced in U.S. GAAP-based reporting and requires additional training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

PART II – OTHER INFORMATION

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

Item 1A.  Risk Factors.

As of and for the three months ended September 30, 2011, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended March 31, 2011.

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

China Jo-Jo Drugstores, Inc.
(Registrant)

Date: November 14, 2011	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer

Date: November 14, 2011	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer