Form 10-Q
period 2011-12-31
CHINA JO-JO DRUGSTORES, INC.
filed 2012-02-14
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
Exchange Act Of 1934

For the quarterly period ended: December 31, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,531,579 shares issued and outstanding as of February 10, 2012.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	DECEMBER 31,	MARCH 31,
	2011	2011

ASSETS

CURRENT ASSETS
Cash	$4,339,666	$6,489,905
Restricted cash	1,451,564	921,876
Trade accounts receivable, net	7,374,177	1,484,850
Inventories	7,361,719	4,617,420
Other receivables	1,214,408	1,049,564
Advances to suppliers, net	14,086,803	16,528,772
Other current assets	2,906,589	8,364,267
Total current assets	38,734,926	39,456,654

PROPERTY AND EQUIPMENT, net	15,303,962	5,471,432

OTHER ASSETS
Long term deposit	2,635,206	2,540,758
Prepaid - noncurrent	6,752,564	6,075,478
Intangible assets, net	2,881,237	390,302
Total other assets	12,269,007	9,006,538

Total assets	$66,307,895	$53,934,624

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$5,518,920	$3,530,204
Notes payable	4,836,702	2,704,680
Other payables	1,651,888	627,734
Other payables - related parties	880,058	880,058
Customer deposits	1,883,966	2,038,608
Taxes payable	1,259,043	1,624,558
Accrued liabilities	305,154	311,639
Total current liabilities	16,335,731	11,717,481

Purchase option derivative liability	36,834	153,226
Total liabilities	16,372,565	11,870,707

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
nil issued and outstanding as of December 31, 2011
and March 31, 2011	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized;
13,559,088 and 13,530,477 shares issued and outstanding as of
December 31, 2011 and March 31, 2011, respectively	13,559	13,530
Additional Paid-in capital	16,409,543	16,333,956
Statutory reserves	1,309,109	1,309,109
Retained earnings	29,737,898	23,287,474
Accumulated other comprehensive income	2,466,228	1,119,848
Total stockholder's equity	49,936,337	42,063,917

NONCONTROLLING INTEREST	(1,007)	-
Total equity	49,935,330	42,063,917

Total liabilities and equity	$66,307,895	$53,934,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
REVENUES, NET	$25,643,949	$18,042,309	$69,296,755	$48,927,907

COST OF GOODS SOLD	18,817,080	12,713,181	49,342,667	34,576,771

GROSS PROFIT	6,826,869	5,329,128	19,954,088	14,351,136

SELLING EXPENSES	2,498,892	1,337,055	6,588,686	3,339,928
GENERAL & ADMINISTRATIVE EXPENSES	2,175,615	1,227,520	4,570,919	2,758,654
OPERATING EXPENSES	4,674,507	2,564,575	11,159,605	6,098,582

INCOME FROM OPERATIONS	2,152,362	2,764,553	8,794,483	8,252,554

OTHER INCOME (EXPENSE), NET	16,343	112,736	222,929	60,985
CHANGE IN FAIR VALUE OF PURCHASE OPTION DERIVATIVE LIABILITY	19,404	119,595	116,392	91,546

INCOME BEFORE INCOME TAXES	2,188,109	2,996,884	9,133,804	8,405,085

PROVISION FOR INCOME TAXES	610,910	759,431	2,684,463	2,387,719

NET INCOME	1,577,199	2,237,453	6,449,341	6,017,366

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(3,217)	-	1,083	-

NET INCOME ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	1,573,982	2,237,453	6,450,424	6,017,366

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments- China Jo-Jo Drugstores, Inc.	262,892	514,170	1,346,380	1,168,202
Foreign currency translation adjustment- noncontrolling interest	31	-	(10)	-

COMPREHENSIVE INCOME	$1,836,905	$2,751,623	$7,796,794	$7,185,568

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	13,557,379	13,500,002	13,546,570	13,220,002
Diluted	13,557,379	13,500,002	13,546,570	13,220,002

EARNINGS PER SHARES
Basic - attributable to controlling interest	$0.12	$0.17	$0.48	$0.46
Diluted - attributable to controlling interest	$0.12	$0.17	$0.48	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine months ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,449,341	$6,017,366
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	2,065,451	627,387
Stock compensation	75,616	80,445
Bad debt expense	543,435	130,170
Change in fair value of purchase option derivative liability	(116,392)	(91,546)
Changes in operating assets:
Accounts receivable, trade	(5,082,547)	(2,292,087)
Inventories	1,497,076	(1,257,608)
Other receivables	(636,952)	(351,317)
Advances to suppliers	3,000,229	(10,724,139)
Other current assets	5,635,292	(501,851)
Long term deposit	(17,790)	-
Prepaid - noncurrent	153,828	(337,058)
Changes in operating liabilities:
Accounts payable, trade	5,554,243	1,935,978
Other payables and accrued liabilities	(862,802)	(282,608)
Customer deposit	(213,660)	-
Taxes payable	(366,393)	(38,313)
Net cash provided by operating activities	17,677,975	(7,085,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments and advance on property and equipment purchases	(11,727,452)	(2,096,497)
Net payments for business acquisitions	(3,297,561)	(593,440)
Net cash provided by (used in) investing activities	(15,025,013)	(2,689,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(496,520)	(417,930)
Payments on notes payable	(4,452,229)	1,149,847
Proceeds from equity financing	-	15,708,608
Proceeds from short-term loans	-	(890,160)
Payments on other payables-related parties	-	(54,942)
Net cash (used in) provided by financing activities	(4,948,749)	15,495,423

EFFECT OF EXCHANGE RATE ON CASH	145,548	332,488

(DECREASE) INCREASE IN CASH	(2,150,239)	6,052,793

CASH, beginning of period	6,489,905	801,593

CASH, end of period	$4,339,666	$6,854,386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$23,587
Cash paid for income taxes	$3,254,843	$2,474,812
Non-cash financing activities
Notes payable transferred to accounts payable vendors	$6,480,692	$3,649,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

China Jo-Jo Drugstores, Inc. (“Jo-Jo Drugstores” or the “Company”), was incorporated in Nevada on December 19, 2006, originally under the name “Kerrisdale Mining Corporation.” On September 24, 2009, the Company changed its name to “China Jo-Jo Drugstores, Inc.” in connection with a share exchange transaction as described below.

On September 17, 2009, the Company completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. (“Renovation”), whereby 7,900,000 shares of common stock were issued to the stockholders of Renovation in exchange for 100% of the capital stock of Renovation. The completion of the share exchange transaction resulted in a change of control. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the condensed consolidated financial statements of the Company (the legal acquirer) are, in substance, those of Renovation (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. Renovation has no substantive operations of its own except for its holdings of Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) and Zhejiang Shouantang Medical Technology Co., Ltd. (“Shouantang Technology”), its wholly-owned subsidiaries.

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

On December 20, 2011, Renovation established Hangzhou Jiutong Medical Technology Co., Ltd. (“Jiutong Medical”) as a wholly-owned subsidiary to process herbal plants, mainly cultivated by Jiuxin Qianhong, into TCM.

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
Established in the PRC on December 31, 2003
Business license transferred to Jiuzhou Pharmacy in April 2011
Registered capital of RMB 10 million fully paid
To carry out pharmaceutical distribution services
VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Shanghai Zhongxing	● ● ●	Established in the PRC on June 19, 2006 Registered capital of RMB 1 million fully paid on May 23, 2006 Operates the “Zhongxing Grand Pharmacy” store in Shanghai City	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)

Jiutong Medical	● ● ●	Established in the PRC on December 20, 2011 by Renovation with registered capital of $5 million $2 million of registered capital paid as of December 31, 2011, the balance of $3 million due by December 20, 2013 To process herbal plants, mainly cultivated by Jiuxin Qianhong, into TCM	100%

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on June 29, 2011. Operating results for the three and nine months ended December 31, 2011 may not be necessarily indicative of the results that may be expected for the full year.

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

Although the Company has determined that the accounting standards regarding consolidation of VIEs do not provide for retroactive accounting treatment, Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service in substance were controlled by the Owners on September 9, 2003, October 10, 2003, and November 2, 2005, the establishment dates of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, respectively. Such common control conditions resulted in the share exchange transaction being a capital transaction in substance, reflected as a recapitalization, and the Company has accordingly recorded the consolidation of Renovation at its historical cost.

Risks and uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including the organization and structure disclosed in Note 1, this may not be indicative of future results.

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

Members of the current management team own controlling interests in the Company and are also the Owners of the VIEs in the PRC.  The Company only controls the VIEs through contractual arrangements which obligate it to absorb the risk of loss and to receive the residual expected returns.  As such, the controlling shareholders of the Company and the VIEs could cancel these agreements or permit them to expire at the end of the agreement terms, as a result of which the Company would not retain control of the VIEs.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the accompanying consolidated financial statements relate to the assessment of the carrying values of accounts receivable and related allowance for doubtful accounts, useful lives of property and equipment, lives of intangible assets, business combinations, goodwill, and fair value of purchase option derivative liability. Because of the use of estimates inherent in the financial reporting process, actual results could materially differ from those estimates.

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

There was no indication of impairment during the three and nine months ended December 31, 2011.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management, based on historical experience and current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate. The ultimate collection of the Company’s accounts receivable may take one year. Delinquent account balances are reserved after management determines that the likelihood of collection is not probable, and known bad debts are written-off against allowance for doubtful accounts when identified. No allowance was reserved as of December 31, 2011 and March 31, 2011, respectively.

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

Estimated Useful Life
Buildings	35 years
Leasehold improvements	3-5 years
Motor vehicles	5 years
Office equipment and furniture	3-5 years

Maintenance, repairs and immaterial renewals are charged to expense as incurred. Material additions and betterment to property and equipment are capitalized.

Impairment of long-lived assets

The Company evaluates long-lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No indication of impairment was noted as of December 31, 2011.

Notes payable

During the normal course of business, the Company issues Bank Acceptance Bills as a payment method to settle outstanding accounts payables to various material suppliers. The Company recorded such Bank Acceptance Bills as notes payables. The notes payable are generally short term in nature due to their short maturity period of six to nine months.

Income taxes

The Company records income taxes pursuant to the accounting standards for income taxes. These standards require the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due and the net change in deferred taxes.  A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.  As of December 31, 2011 and March 31, 2011, the Company's deferred tax assets amount to $230,046 and $0, respectively.

No significant penalties or interest relating to income taxes were incurred during the three and nine months ended December 31, 2011 and 2010.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred, and amounted to $388,051 and $169,609 for three months ended December 31, 2011 and 2010, respectively, and $636,848 and $312,267 for the nine months ended December 31, 2011 and 2010. Advertising and promotion costs consist primarily of print and television advertisements.

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

Foreign currency translation

The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes. The Company’s subsidiaries and VIEs maintain their books and records in their functional currency the Renminbi (“RMB”), being the currency of the PRC.

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

The balance sheet amounts with the exception of equity at December 31, 2011 and March 31, 2011 were translated at 1 RMB to $0.1573 USD and at 1 RMB to $0.1527 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the nine months ended December 31, 2011 and 2010 were at 1 RMB to $0.1556 USD and at 1 RMB to $0.1484 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and the PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of December 31, 2011 and March 31, 2011, the Company had deposits totaling $5,520,222 and $7,068,093 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended December 31, 2011, two vendors collectively accounted for 34% of the Company’s total purchases and 4% of total advances to suppliers. For the three months ended December 31, 2010, three vendors collectively accounted for 28% of the Company’s total purchases and 11% of total advances to suppliers.

For the nine months ended December 31, 2011, two vendors collectively accounted for 25% of the Company’s total purchases and 4% of total advances to suppliers. For the nine months ended December 31, 2010, three vendors collectively accounted for 35% of the Company’s total purchases and 27% of total advances to suppliers.

Noncontrolling interest

As of December 31, 2011, 1% of the equity interests of Shanghai Zhongxing was owned by Shanghai Bieyanghong Grand Pharmacy Co., Ltd. and not under the Company's control.

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

Note 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2011	March 31, 2011
Prepaid rental expenses	$2,134,165	$1,316,626
Lease rights transfer fees (1)	400,697	380,981
Security deposit with vendor	-	4,581,132
Prepaids and other current assets	371,727	166,148
Advance to contractor	-	1,919,380
Total	$2,906,589	$8,364,267

(1)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2011	March 31, 2011
Buildings	$1,104,310	$-
Leasehold improvements	12,268,543	3,481,773
Office equipment and furniture	3,782,326	867,304
Motor vehicles	388,824	269,275
Total	17,544,003	4,618,352
Less: Accumulated depreciation	(4,479,843)	(2,661,615)
Construction-in-progress	2,239,802	3,514,695
Property and equipment, net	$15,303,962	$5,471,432

Construction-in-progress as of December 31, 2011, included leasehold improvements in progress at the newly leased store locations. These stores are currently under remodeling and are not in operation.  For the three and nine months ended December 31, 2011, $1,104,310 and $8,214,368 were transferred from CIP to buildings and leasehold improvements. No such transfer occurred for the three and nine months ended December 31, 2010. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

Total depreciation expense for property and equipment was $900,759 and $89,006 for the three months ended December 31, 2011 and 2010, respectively, and $1,719,343 and $393,708 for the nine months ended December 31, 2011 and 2010, respectively.

Note 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.   As of December 31, 2011 and March 31, 2011, the allowance for advances to suppliers amounted to $340,965 and $0, respectively.

Note 6 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits are funds deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 7 – PREPAID - NONCURRENT

Prepaid – noncurrent consist of the following:

	December 31, 2011	March 31, 2011
Prepayment for lease of land use right – noncurrent (1)	$5,387,525	$5,497,358
Lease rights transfer fees-noncurrent (2)	440,010	578,120
Prepayment made for equipment	786,500	-
Other prepaid – noncurrent	138,529	-
Total	$6,752,564	$6,075,478

(1)	This is a payment made to the local government in connection with entering into a 30-year operating land lease agreement.

(2)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 8 – INTANGIBLE ASSETS

Net intangible assets consist of the following at:

	December 31, 2011	March 31, 2011
Goodwill on acquisition of Jiuxin Medicine	$1,394,360	$-
Goodwill on acquisition of Shanghai Zhongxing	69,197	-
Licenses and permits	1,130,503	-
Software	459,483	446,059
Total goodwill and other intangible assets	3,053,543	446,059
Less: accumulated amortization	(172,306)	(55,757)
Intangible assets, net	$2,881,237	$390,302

Amortization expense for the three months ended December 31, 2011 and 2010 amounted to $38,217 and $0, respectively, and $113,629 and $0 for the nine months ended December 31, 2011 and 2010, respectively.

Note 9 – TAXES

Income tax

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong
All other entities	PRC

The following table reconciles the U.S. statutory tax rates to the Company's effective tax rate for the three and nine months ended December 31, 2011 and 2010:

	For the three months ended December 31		For the nine months ended December 31
	2011	2010	2011	2010
U.S. Statutory rates	34%	34%	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)	(34)	(34)
China income taxes	25	25	25	25
Non deductible expenses	3	-	4	3
Effective tax rate	28%	25%	29%	28%

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for 2010. As of December 31, 2011, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $1,200,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2011. The net change in the valuation allowance for the nine months ended December 31, 2011 and 2010 was an increase of approximately $131,000 and $232,000, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company had cumulative undistributed earnings of foreign subsidiaries of approximately $31 million as of December 31, 2011, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

Taxes payable at December 31, 2011 and March 31, 2011 consist of the following:

	December 31, 2011	March 31, 2011
VAT	$369,984	$421,562
Income tax	840,096	1,146,453
Others	48,963	56,543
Total taxes payable	$1,259,043	$1,624,558

Note 10 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $157,247 and $34,686 for the three months ended December 31, 2011 and 2010, respectively, and $373,474 and $75,446 for the nine months ended December 31, 2011 and 2010, respectively, in employment benefits and pension.

Note 11 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	December 31, 2011	March 31, 2011
Amount due to directors (1):	$880,058	$800,058

(1)
As of December 31, 2011 and March 31, 2011, amount due to directors represents advances from the Owners to the Company to meet its approved PRC registered capital requirements and for operating cash flow.

As of December 31, 2011 and March 31, 2011, notes payable totaling $4,836,702 and $1,609,336 were secured by the personal properties of certain of the Company’s shareholders, respectively.

One of the Company’s retail spaces and its corporate office are leased from Lei Liu, a director of the Company, under long-term operating lease agreements from August 2010 to August 2012 and from January 2011 to December 2012, respectively. The rent expense amounted to $47,100 and $45,000 for the three months ended December 31, 2011 and 2010, respectively. The rent expense amounted to $140,040 and $133,524 for the nine months ended December 31, 2011 and 2010, respectively. Rent paid to Mr. Liu amounted to $0 for the three months ended December 31, 2011 and 2010; and $0 and $44,190 for the nine months ended December 31, 2011 and 2010, respectively.

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of $402,451 in liability to recognize the option’s fair value. The Company recognized a gain of $19,404 and $116,392 from the change in fair value of the option liability for the three and nine months ended December 31, 2011, respectively, and a gain of $119,595 and $91,546 for the three and nine months ended December 31, 2010, respectively.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) as of December 31, 2011 using the following assumptions:

Underwriter
Purchase Option
December 31,
2011 (1)
Stock price	$1.14
Exercise price	$6.25
Annual dividend yield	0%
Expected term (years)	3.30
Risk-free interest rate	0.36%
Expected volatility	99%

(1)	As of December 31, 2011, the option to purchase 105,000 shares of common stock had not been exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of December 31, 2011 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

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

Stock-based compensation

On March 15, 2010, the Company entered into a service agreement with a non-executive director and agreed to issue 6,897 shares of restricted common stock for his annual service. The terms of the service agreement was continued on March 15, 2011, and 11,268 shares of restricted common stock to be issued accordingly. The trading value of the Company’s common stock on March 15, 2011 and 2010 was $3.55 and $5.80, respectively. Accordingly, $10,082 and $10,080 were charged to general and administrative expense for the three months ended December 31, 2011 and 2010, respectively, and $30,137 and $30,137 were charged for the nine months ended December 31, 2011 and 2010, respectively.

On May 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel as partial payment for six months of legal services. The trading value of the Company’s common stock on May 1, 2010 was $4.80. Accordingly, $7,488 and $11,232 was charged to general and administrative expense for the three and nine months ended December 31, 2010, respectively.

On May 1, 2010, the Company agreed to issue 6,000 shares of common stock to an employee as partial payment for compensation. The trading value of the Company’s common stock on May 1, 2010 was $4.80. Accordingly, $0 and $4,800 were charged to general and administrative expense for the three months ended December 31, 2011 and 2010, respectively, and $2,400 and $12,000 were charged for the nine months ended December 31, 2011 and 2010, respectively.

On May 14, 2010, the Company entered into an agreement pursuant to which the Company agreed to issue 10,000 shares of restricted common stock in connection with the services of Mr. Bennet P. Tchaikovsky as chief financial officer through April 27, 2011, upon the adoption of a stock incentive plan (the “Plan”). The trading value of the Company’s common stock on May 14, 2010 was $4.66. Accordingly, $0 and $3,444 were charged to general and administrative expense for the three and nine months ended December 31, 2011, respectively, and $11,748 and $31,665 were charged for the three and nine months ended December 31, 2010, respectively.

On May 14, 2010, the Company also agreed to issue to Mr. Tchaikovsky 4,000 shares of restricted common stock from the Plan as a bonus. The trading value of the Company’s common stock on May 14, 2010 was $4.66. Accordingly, $18,640 was charged to general and administrative expense for the three and nine months ended December 31, 2010, respectively.

On November 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel as partial payment for six months of legal services. On May 1, 2011, the Company agreed to issue an additional 2,340 shares of common stock to its legal counsel as partial payment for another six months of legal services. The terms of the service agreement was continued on November 1, 2011, and 2,340 shares of restricted common stock to be issued accordingly. The trading value of the Company’s common stock on November 1, 2011, May 1, 2011 and November 1, 2010 were $1.66, $2.71 and $5.00, respectively. Accordingly, $2,363 and $9,576 was recorded as service compensation expense for the three and nine months ended December 31, 2011.

On August 1, 2011, the Company appointed Mr. Ming Zhao as its chief financial officer, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue to Mr. Zhao 40,000 shares of restricted common stock under the Plan, to be vested in eight equal quarterly installments over two years. The trading value of the Company’s common stock on August 1, 2011 was $1.70. Accordingly, $8,500 and $14,136 was charged to general and administrative expense for the three and nine months ended December 31, 2011, respectively.

On August 1, 2011, the Company appointed Mr. Tchaikovsky to its board of directors, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue to Mr. Tchaikovsky 5,883 shares of its restricted common stock under the Plan. The trading value of the Company’s common stock on August 1, 2011 was $1.70. Accordingly, $2,501 and $4,159 was charged to general and administrative expense for the three and nine months ended December 31, 2011, respectively.

On August 1, 2011, the Company entered into an agreement pursuant to which the Company agreed to issue 4,613 shares of restricted common stock under the Plan in connection with Mr. Tchaikovsky’s services as chief financial officer from April 28, 2011 to August 1, 2011. The trading value of the Company’s common stock on April 28, 2011 was $2.71. Accordingly, $0 and $12,500 was charged to general and administrative expense for the three and nine months ended December 31, 2011, respectively.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the nine months ended December 31, 2011 and 2010, no appropriation was made to the statutory reserves by any of the Company’s operating subsidiaries and VIEs in the PRC. Any subsidiary or VIE still in developmental stage also did not allocate any contribution to the Reserve Fund during such periods.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Net income attributable to controlling interest	$1,573,982	$2,237,453	$6,450,424	$6,017,366
Weighted average shares used in basic computation	13,557,379	13,500,002	13,546,570	13,220,002
Diluted effect of purchase options	-	-	-	-
Weighted average shares used in diluted computation	13,557,379	13,500,002	13,546,570	13,220,002
Earnings per share – Basic:
Net income before noncontrolling interest	$0.12	$0.17	$0.48	$0.46
Add: Net loss attributable to noncontrolling interest	$0.00	$0.00	$0.00	$0.00
Net income attributable to controlling interest	$0.12	$0.17	$0.48	$0.46
Earnings per share – Diluted:
Net income before noncontrolling interest	$0.12	$0.17	$0.48	$0.46
Add: Net loss attributable to noncontrolling interest	$0.00	$0.00	$0.00	$0.00
Net income attributable to controlling interest	$0.12	$0.17	$0.48	$0.46

For the three and nine months ended December 31, 2011, 105,000 shares underlying outstanding purchase options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

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

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Prescription Drugs	$7,614,912	$6,517,673	$24,772,923	$18,808,425
Over-The-Counter (OTC) Drugs	4,832,509	5,121,520	16,381,025	16,462,132
Nutritional Supplements	1,618,888	1,247,007	6,102,186	4,746,812
TCM	3,538,194	2,484,452	8,540,874	5,161,941
Sundry Products	268,181	277,308	942,169	926,312
Medical Devices	251,223	195,378	1,088,987	623,314
Chinese white liquor	-	-	-	-
Total	$18,123,907	$15,843,338	$57,828,164	$46,728,936

The Company's net revenue from external customers through wholesales by main products is as follows:

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Prescription Drugs	$6,082,045	$-	$9,295,287	$-
Over-The-Counter (OTC) Drugs	1,264,050	-	1,942,169	-
Nutritional Supplements	1,294	-	7,330	-
TCM	152,718	-	189,491	-
Sundry Products	245	-	586	-
Medical Devices	19,690	-	33,728	-
Chinese white liquor	-	2,198,971	-	2,198,971
Total	$7,520,042	$2,198,971	$11,468,591	$2,198,971

The Company believes that the acquisition of Jiuxin Medicine created a second reportable segment for financial reporting purposes, and reports on its two segments, wholesale and retail sales as above. The Company is continuing to integrate the books and records of Jiuxin Medicine and expects to disclose more complete segment information in future filings.

Note 16 – BUSINESS COMBINATION

Quannuo Technology

On November 19, 2010, Shouantang Technology entered into equity ownership transfer agreements with the owners of Quannuo Technology to acquire 100% of equity interests of Quannuo Technology and its subsidiary, Hangzhou Quannuo. Quannuo Technology develops software for online drugstores.

Shouantang Technology acquired all assets and assumed all liabilities of Quannuo Technology. The consideration of the transaction included a cash payment of $606,800 (RMB 4,000,000) to pay off outstanding loans with the former owners, with the excess capitalized by the Company as intangible assets of approximately $443,125. Amortization expense of the software acquired was $38,217 and $113,629 for the three and nine months ended December 31, 2011.

Shanghai Zhongxing

On July 29, 2011, Shanghai Lydia obtained control of Shanghai Zhongxing pursuant to an agreement entered into on the same date to acquire 99% of the equity interests of Shanghai Zhongxing for a total consideration of $76,874 (RMB 495,000), including $30,284 (RMB 195,000) for Mr. Xiuyan Liu’s 39%, and $46,590 (RMB 300,000) for Mr. Xudong Fan’s 60%.

Jiuxin Medicine

On August 25, 2011, Jiuzhou Pharmacy completed its acquisition of Jiuxin Medicine. Jiuxin Medicine is a wholesale drug distributor and is licensed to distribute prescription and non-prescription pharmaceutical products throughout China. Jiuzhou Pharmacy acquired all assets and assumed all liabilities of Jiuxin Medicine. The consideration of the transaction included a cash payment of $4,665,000 (RMB 30,000,000). The excess purchase price over the fair value of the assets acquired was capitalized by the Company as goodwill and totaled $1,378,404.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the date of acquisition:

Total purchase price	$4,665,000

Allocation of the purchase price to assets and liabilities at fair value:
Cash and cash equivalents	$910,857
Notes receivable	16,350
Accounts receivable	3,582,440
Inventories	4,069,960
Advances on inventory purchases	1,920,413
Other assets, current	220,390
Current assets	10,720,410
Property, plant and equipment	181,626
Licenses and permits	1,077,771
Other noncurrent assets	262,539
Total assets	12,242,346

Accounts payable	4,220,762
Tax receivable	(43,506)
Accrued liabilities and other liabilities, current	4,778,494
Total liabilities	8,955,750

Net assets acquired at fair value	$3,286,596

Goodwill	$1,378,404

The following unaudited pro forma condensed income statement for the three and nine months ended December 31, 2011 and 2010 were prepared under generally accepted accounting principles, as if the acquisition of Jiuxin Medicine had occurred the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

Pro Forma	Three Months Ended December 31,		Nine months Ended December 31,
	2011	2010	2011	2010
Revenue	$25,643,949	$18,911,464	$77,908,303	$58,145,311
Gross profit	6,826,869	5,359,725	20,081,224	15,492,598
Net income	1,577,199	2,198,704	6,292,004	5,775,838
Net income per share – basic	$0.12	$0.16	$0.46	$0.44
Net income per share – diluted	$0.12	$0.16	$0.46	$0.44
Weighted average shares outstanding – basic	13,557,379	13,500,002	13,546,570	13,220,002
Weighted average shares outstanding – diluted	13,557,379	13,500,002	13,546,570	13,220,002

Note 17 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases premises for retail drugstores and offices under non-cancelable operating leases. The Company also leases land from a local government for cultivation of TCM herbs. Operating lease payments are expensed over the term of lease. A majority of the Company’s retail drugstore leases have a 3- to 10-year term with a renewal option upon the expiration of the lease. The Company has historically been able to renew a majority of its drugstores leases. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. Land leased from government is amortized on a straight-line basis over a 30-year term.

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending December 31,	Amount
2012	$4,088,300
2013	3,797,808
2014	3,332,830
2015	2,910,703
2016	1,894,343
Thereafter	4,080,701

Total rent expense amounted to $948,783 and $624,177 for the three months ended December 31, 2011 and 2010, respectively, and $2,617,520 and $1,619,987 for the nine months ended December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, prepayment on retail and office leases amounted to $2,134,165 and $1,426,557, respectively.

Note 18 – SUBSEQUENT EVENT

On January 16, 2012, the Company granted a total of 297,000 shares of restricted common stock under the Plan to a group of 46 employees. These restricted shares will vest on January 16, 2015, provided that the employees are still working for the Company on such date.

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

Overview

We are primarily an operator of retail pharmacies based in Zhejiang Province, China. Our drugstores provide customers with a wide variety of medicinal products, including prescription and OTC drugs, nutritional supplements, traditional Chinese medicine (“TCM”), personal care products, family care products, medical devices, as well as convenience products including consumable, seasonal and promotional items. We briefly offered baijiu, or Chinese white liquor, at some of our pharmacies from December 2010 to February 2011, but did not sell any during the nine months ended December 31, 2011. Each store typically carries approximately 2,500 to 7,000 different products, and presently average approximately 300 square meters. As of December 31, 2011, all stores except for one were operated by Jiuzhou Pharmacy, which we control through contractual arrangements, as well as its subsidiary, Shanghai Lydia Grand Pharmacy Co., Ltd. ("Shanghai Lydia"), and a company under its control.

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

In addition to pharmacies and medical clinics, we plan to distribute herbal plants being cultivated on leased land at our pharmacies and to third parties. In August 2010, we established Hangzhou Jiuxin Qianhong Agriculture Development Co., Ltd. (“Jiuxin Qianhong”) as a wholly-owned subsidiary to operate this cultivation project. Currently, more than ten herbal plants, including fructus rubi, white atractylodes rhizome and atractylodes macrocephala, are being cultivated on approximately 48 acres. As herbs usually take one to several years to become mature, we have harvested limited quantities of herbs to date for distribution to third-party vendors.

Since May 2010, we have been operating an online drugstore (www.dada360.com) that sells non-prescription drugs (including over-the-counter drugs and nutritional supplements). In July 2010, we established Zhejiang Shouantang Pharmaceutical Technology Co., Ltd. (“Shouantang Technology”) as a wholly-owned subsidiary and acquired Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”) in November 2010 to operate the website and provide software and technical support. As part of our acquisition of Quannuo Technology, we also acquired its wholly-owned subsidiary, Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), and the “Quannuo Grand Pharmacy” store. Other than activities relating to investing and financing the working capital of Quannuo Technology and coordinating short-term inter-company loans, Shouantang Technology has had no separate operations of its own as of December 31, 2011. In June 2011, we established Tonglu Lydia Agriculture Development Co., Ltd. (“Tonglu Lydia”) as a wholly-owned subsidiary of Shouantang Technology to undertake herbal cultivation similar to that by Jiuxin Qianhong. As of the date of this report, however, Tonglu Lydia has had no operation as it has not been able to locate and lease suitable land for cultivation.

Jiuzhou Pharmacy’s subsidiary Hangzhou Kuaileren Grand Pharmacy Co., Ltd. (“Kuaileren”) was formally dissolved on April 9, 2011 and its assets have been transferred to Jiuzhou Pharmacy. Prior to its dissolution, Kuaileren operated a “Kuaileren Grand Pharmacy” store, which store now operates as a “Jiuzhou Grand Pharmacy” store.

On April 15, 2011, Jiuzhou Pharmacy entered into an equity ownership transfer agreement with the owners of Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) to acquire their equity interests in Jiuxin Medicine for RMB 50 million. On April 15, 2011, the business license of Jiuxin Medicine was transferred to Jiuzhou Pharmacy. On August 25, 2011, Jiuzhou Pharmacy completed its acquisition of Jiuxin Medicine for RMB 30 million, and Jiuxin Medicine became a whole-owned subsidiary of Jiuzhou Pharmacy. Jiuxin Medicine is a wholesale drug distributor and is licensed to distribute prescription and non-prescription pharmaceutical products throughout China. In addition to its wholesale business, Jiuxin Medicine services our logistics needs and its facility serves as our primary distribution center.

On July 29, 2011, Shanghai Lydia obtained control of Shanghai Bieyanghong Zhongxing Grand Pharmacy Co. Ltd. (“Bieyanghong Zhongxing”) pursuant to an agreement entered into on the same date to acquire 99% of its equity interests from two of its owners. Bieyanghong Zhongxing, which has changed its name to Shanghai Lydia Zhongxing Grand Pharmacy Co., Ltd., operates one pharmacy in Shanghai.

On December 20, 2011, Renovation established Hangzhou Jiutong Medical Technology Co., Ltd. (“Jiutong Medical”) as a wholly-owned subsidiary to process herbal plants, mainly cultivated by Jiuxin Qianhong, into TCM.

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

In September 2011, the FASB issued Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU No. 2011-08), which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of the ASU is not expected to have a material impact on our consolidated financial statements.

Results of Operations

Three months ended December 31, 2011 as compared to the three months ended December 31, 2010

The following table summarizes our results of operations for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31
	2011		2010
	Amount ($)	Percentage of total revenue	Amount ($)	Percentage of total revenue
Revenue	$25,643,949	100.0%	$18,042,309	100.0%
Gross profit	$6,826,869	26.6%	$5,329,128	29.5%
Selling expenses	$2,498,892	9.7%	$1,337,055	7.4%
General and administrative expenses	$2,175,615	8.5%	$1,227,520	6.8%
Income from operations	$2,152,362	8.4%	$2,764,553	15.3%
Other income (expense), net	$16,343	0.1%	$112,736	0.6%
Change in fair value of purchase option derivative liability	$19,404	0.1%	$119,595	0.7%
Income tax expense	$610,910	2.4%	$759,431	4.2%
Net income attributable to controlling interest	$1,573,982	6.1%	$2,237,453	12.4%
Net loss attributable to noncontrolling interest	$(3,217)	0.0%	$-	0.0%

Revenue. Our revenue increased by $7,601,640 or 42.1 % to $25,643,949 for the three months ended December 31, 2011, from $18,042,309 for the three months ended December 31, 2010, primarily as a result of wholesale revenue from Jiuxin Medicine and sales from new stores opened since December 31, 2010, offset by same-store sales decrease. “Same-store sales” refers to sales in stores that have been operating for one or more years. Same-store sales decreased by $1,872,098, or 10.5%, period over period mainly as a result of shifting certain non-retail sales from Jiuzhou Pharmacy to Jiuxin Medicine. We operated a total of 60 stores as of December 31, 2011, including 2 new stores added during the quarter, as compared to 49 stores as of December 31, 2010. We anticipate that our overall revenue will continue to increase as we open additional stores and our maturing stores are able to accept government insurance.

Gross Profit. Our gross profit increased by $1,497,741 or 28.1 % to $6,826,869 for the three months ended December 31, 2011, from $5,329,128 for the three months ended December 31, 2010. Our gross margin, however, decreased period over period from 29.5% to 26.6 % as a result of lower gross profit margin from Jiuxin Medicine’s wholesale activities.

Selling Expenses. Our selling expenses increased by $1,161,837 or 86.9% to $2,498,892 for the three months ended December 31, 2011, from $1,337,055 for the three months ended December 31, 2010. The increase is primarily a result of operating 60 store locations as compared to 49 stores that we operated as of December 31, 2010. Selling expenses as a percentage of our revenue increased from 7.4% to 9.7% period over period. We expect that our selling expenses will continue to increase as we continue to expand our retail store network and wholesale activities, and as our online pharmacy continues to mature.

General and Administrative Expenses. Our general and administrative expenses increased by $948,095 or 77.2% to $2,175,615 for the three months ended December 31, 2011, from $1,227,520 for the three months ended December 31, 2010. General and administrative expenses as a percentage of our revenue increased from 6.8% to 8.5% period over period. The increase is mainly attributable to the establishment of new subsidiaries in the last calendar year and expenses of being a public company. As we continue to open drugstores, further develop our infrastructure, expand our business and incur expenses related to being a public company, we anticipate that our general and administrative expenses will increase in absolute dollars as well as a percentage of total revenue.

Income from Operations. As a result of increased selling expenses and general and administration expenses, our income from operations decreased by $612,191 or 22.1% to $2,152,362 for the three months ended December 31, 2011 from $2,764,553 for the three months ended December 31, 2010. Our operating margin for the three months ended December 31, 2011 and 2010 was 8.4% and 15.3%, respectively.

Income Tax Expense. Our income tax expense decreased to $610,910 for the three months ended December 31, 2011, from $759,431 for the three months ended December 31, 2010, as a result of decreased operational income from our pharmacies, offset by increased effective tax rate. Our effective tax rate increased from 25.3% to 27.9% period over period as a result of certain expenses that we incurred in the United States as a public company that are not deductible for tax purposes in China.

Net Income Attributable to Controlling Interest. As a result of the foregoing, our net income attributable to controlling interest decreased by $663,471 or 29.7% to $1,573,982 for the three months ended December 31, 2011, from $2,237,453 for the three months ended December 31, 2010.

Nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010

The following table summarizes our results of operations for the nine months ended December 31, 2011 and 2010.

	Nine Months Ended
	December 31
	2011		2010
	Amount ($)	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$69,296,755	100.0%	$48,972,907	100.0%
Gross profit	$19,954,088	28.8%	$14,351,136	29.3%
Selling expenses	$6,588,686	9.5%	$3,339,928	6.8%
General and administrative expenses	$4,570,919	6.6%	$2,758,654	5.6%
Income from operations	$8,794,483	12.7%	$8,252,554	16.9%
Other income (expense), net	$222,929	0.3%	$60,985	0.1%
Change in fair value of purchase option derivative liability	$116,392	0.2%	$91,546	0.2%
Income tax expense	$2,684,463	3.9%	$2,387,719	4.9%
Net income attributable to controlling interest	$6,450,424	9.3%	$6,017,366	12.3%
Net loss attributable to noncontrolling interest	$1,083	0.0%	$-%

Revenue. Our revenue increased by $20,368,848 or 41.6% to $69,296,755 for the nine months ended December 31, 2011, from $48,927,907 for the nine months ended December 31, 2010, primarily as a result of same-store sales growth, sales from new stores opened since December 31, 2010, and wholesale revenue from Jiuxin Medicine. Same-store sales increased by $4,504,788, or 9.2%, period over period, mainly from sales of pharmaceutical products covered by government-sponsored medical insurance programs. Revenue also increased from operating additional new store locations, from 49 stores as of December 31, 2010 to 60 stores as of December 31, 2011, including 7 new stores added and 1 store acquired during the nine months ended December 31, 2011. We anticipate that our overall revenue will continue to increase as we open additional stores and our maturing stores are able to accept government insurance.

Gross Profit. Our gross profit increased by $5,602,952 or 39.0% to $19,954,088 for the nine months ended December 31, 2011, from $14,351,136 for the nine months ended December 31, 2010. Our gross margin decreased period over period from 29.3% to 28.8% as a result of the lower profit margin from Jiuxin Medicine’s wholesale activities.

Selling Expenses. Our selling expenses increased by $3,248,758 or 97.3% to $6,588,686 for the nine months ended December 31, 2011, from $3,339,928 for the nine months ended December 31, 2010. The increase is primarily a result of operating 60 store locations as compared to 49 stores that we operated as of September 30, 2010. Selling expenses as a percentage of our revenue increased from 6.8% to 9.5% period over period. We expect that our selling expenses will continue to increase as we continue to expand our retail store network and wholesale activities, and as our online pharmacy continues to mature.

General and Administrative Expenses. Our general and administrative expenses increased by $1,812,265 or 65.7% to $4,570,919 for the nine months ended December 31, 2011, from $2,758,654 for the nine months ended December 31, 2010. General and administrative expenses as a percentage of our revenue increased from 5.6% to 6.6% period over period. The increase is mainly attributable to the establishment of new subsidiaries in the last calendar year and expenses of being a public company. As we continue to open drugstores, further develop our infrastructure, expand our business and incur expenses related to being a public company, we anticipate that our general and administrative expenses will increase in absolute dollars as well as a percentage of total revenues.

Income from Operations. As a result of sales increase, partially offset by increased selling expenses and general and administration expenses, our income from operations increased by $541,929 or 6.6% to $8,794,483 for the nine months ended December 31, 2011, from $8,252,554 for the nine months ended December 31, 2010. Our operating margin for the nine months ended December 31, 2011 and 2010 was 12.7% and 16.9%, respectively.

Income Tax Expense. Our income tax expense increased to $2,684,463 for the nine months ended December 31, 2011, from $2,387,719 for the nine months ended December 31, 2010, as a result of increased operational income from our pharmacies and increased effective tax rate. Our effective tax rate increased from 28.4% to 29.4% period over period as a result of certain expenses that we incurred in the United States as a public company that are not deductible for tax purposes in China.

Net Income Attributable to Controlling Interest. As a result of the foregoing, our net income attributable to controlling interest increased by $433,058 or 7.2% to $6,450,424 for the nine months ended December 31, 2011, from $6,017,366 for the nine months ended December 31, 2010.

Liquidity

In summary, our cash flows for the periods indicated are as follows:

	Nine months ended December 31
	2011	2010

Net cash provided by (used in) operating activities	$17,677,975	$(7,085,181)
Net cash used in investing activities	$(15,025,013)	$(2,689,937)
Net cash (used in) provided by financing activities	$(4,948,749)	$15,495,423

For the nine months ended December 31, 2011, we generated cash from operating activities of $17,677,975, as compared to cash used in operating activities of $7,085,181 for the nine months ended December 31, 2010. The increase is primarily attributable to a decrease in inventory of $2,754,684, a partial liquidation of our advances to suppliers of $13,724,368, a return of other current asset including a vendor security deposit of $6,137,143, and an increase of accounts payable of $3,618,265 as compared to the same period in 2010, offset by an increase in accounts receivable of $2,790,460.

We used $15,025,013 in investing activities during the nine months ended December 31, 2011, as compared to cash used in investing activities of $2,689,937 during the nine months ended December 31, 2010. The $12,335,076 increase in cash used in investing activities was mainly a result of net payment for business acquisitions of $2,704,121, and an increase in the purchases of property and equipment of $9,630,955.

Cash used in financing activities was $4,948,749 for the nine months ended December 31, 2011, primarily from the pay down of notes payable to vendors of $4,452,229. Cash from financing activities for the nine months ended December 31, 2010 was $15,495,423, largely from the equity financing completed in April 2010 which raised approximately $15.7 million in net proceeds, after deducting underwriter discount, commission, and offering expenses.

As of December 31, 2011, we had cash of approximately $4,339,666. Our total current assets as of December 31, 2011 were $38,734,926 and our total current liabilities were $16,335,731, which resulted in a net working capital of $22,399,195 as of December 31, 2011.

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

On December 20, 2011, we contributed $2,000,000 for the registered capital requirement of Jiutong Medical , with a balance of $3,000,000 due by December 20, 2013.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending December 31,	Amount
2012	$4,088,300
2013	3,797,808
2014	3,332,830
2015	2,910,703
2016	1,894,343
Thereafter	4,080,701

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements or otherwise disclosed in this report were as follows:

	December 31, 2011	March 31, 2011	December 31, 2010
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.15730	USD1: RMB 0.15270	USD1: RMB 0.15170

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD1: RMB 0.15560	USD1: RMB 0.14909	USD1: RMB 0.14836

No representation is made that RMB amounts have been, or would be, converted into USD at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Mine Safety Disclosures.

Not applicable.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level.

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

Item 1A.   Risk Factors.

As of and for the three months ended December 31, 2011, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended March 31, 2011.

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

10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Director Offer Letter with Marc Thomas Serrio dated March 15, 2010 (6)
10.29	Indemnification Agreement with Marc Thomas Serrio dated March 15, 2010 (6)
10.30	Loanout Agreement with Worldwide Officers, Inc. dated May 14, 2010 (8)
10.31	Indemnification Agreement with Mr. Bennet Tchaikovsky dated May 14, 2010 (8)
10.32	Loanout Agreement with Worldwide Officers, Inc. dated August 1, 2011 (15)
10.33	Restricted Stock Award Agreement with Worldwide Officers, Inc. dated August 1, 2011 (15)
10.34	Employment Agreement with Mr. Ming Zhao dated August 1, 2011 (15)
10.35	Restricted Stock Award Agreement with Mr. Ming Zhao dated August 1, 2011 (15)
10.36	Director Offer Letter with Mr. Bennet Tchaikovsky dated August 1, 2011 (15)
10.37	Restricted Stock Award Agreement with Mr. Bennet Tchaikovsky dated August 1, 2011 (15)
14	Code of Business Conduct and Ethics (6)
16.1	Letter from Frazer Frost, LLP dated April 25, 2011 (12)
16.2	Letter from Frazer Frost, LLP dated May 19, 2011 (13)
21	List of subsidiaries (14)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Agreement for Logistics Services entered into between Jiuzhou Pharmacy and Zhejiang Yingte Logistics Co., Ltd. (“Yingte Logistics”) dated January 1, 2011 (11)
99.2	Form of CFO Services Agreement entered into between Jiuzhou Pharmacy and Worldwide Officers, Inc. on July 30, 2009 (5)
99.3	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (9)
99.4	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (9)
101. INS	XBRL Instance Document * **
101.SCH	XBRL Taxonomy Extension Schema Document * **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * **
101. INS	XBRL Instance Document * **
101.SCH	XBRL Taxonomy Extension Schema Document * **

*	Filed herewith

**
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

China Jo-Jo Drugstores, Inc.
(Registrant)

Date: February 14, 2012	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer

Date: February 14, 2012	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer