Form 10-K
period 2012-03-31
CHINA JO-JO DRUGSTORES, INC.
filed 2012-07-02
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	____________________________________ to ________________________________________

Commission File Number:	001-34711

CHINA JO-JO DRUGSTORES, INC.
(Exact name of issuer as specified in its charter)

Nevada	98-0557852
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Room 507-513, 5th Floor A Building, Meidu Plaza Gongshu District, Hangzhou, Zhejiang Province People’s Republic of China
(Address of principal executive offices and zip code)	(Zip Code)

Registrant’s telephone number, including area code	+86 (571) 88077078

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☑

As of June 22, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,944,871, based on a closing price of $1.08 per share of common stock as reported on the NASDAQ Stock Market on such date.

As of June 22, 2012, the registrant had 13,571,553 shares of common stock outstanding.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2012

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements.  All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the registrant.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties.  In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions “Risk Factors” and in the registrant’s other SEC filings.  These risks and uncertainties could cause the registrant’s actual results to differ materially from those indicated in the forward-looking statements.  The registrant undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this report.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We file reports with the Securities and Exchange Commission (“SEC”).  You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F. Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the registrant.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1.  BUSINESS

General

China Jo-Jo Drugstores, Inc. (the “Company”) is a retailer and distributor of pharmaceutical and other healthcare products typically found in a retail pharmacy in the People’s Republic of China (“PRC” or “China”).  Prior to acquiring Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) in August 2011 as described in “Our Corporate History and Structure – HJ Group” below, we were primarily a retail pharmacy operator.  We currently have 64 store locations under four brands: 56 “Jiuzhou Grand Pharmacy” stores, four “Jiuying Grand Pharmacy” stores and one “Quannuo Grand Pharmacy” store mostly in Hangzhou, the capital of Zhejiang Province, and two “Lydia Grand Pharmacy” store and one “Lydia Zhongxing Grand Pharmacy” store in Shanghai.  Our stores provide customers with a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicine (“TCM”), personal care products, family care products, medical devices, as well as convenience products including consumable, seasonal and promotional items.  We briefly offered baijiu, or Chinese white liquor, at some of our pharmacies, from December 2010 to February 2011.  Each store typically carries approximately 2,500 to 7,500 different products.  In addition to these products, we have licensed doctors of both western medicine and TCM onsite for consultation, examination and treatment of common ailments at scheduled hours.  Two of our stores have adjacent medical clinics offering urgent care (to provide treatment for minor ailments such as sprains, minor lacerations and dizziness which can be treated on an outpatient basis), TCM (including acupuncture, therapeutic massage and cupping) and minor outpatient surgical treatments (such as suturing).  Our store locations vary in size; however, our 64 stores presently average approximately 250 square meters.  We attempt to tailor our product offerings, physician access and operating hours based on the community where each individual store is located.

All of our retail pharmacy business (including the medical clinics) is carried out by companies in China that either we control through contractual arrangement or are our wholly-owned subsidiaries:

●	Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), which we control contractually, operates our “Jiuzhou Grand Pharmacy” stores;
●
Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”), 49% of which we own and the remaining 51% we control contractually, operates our “Jiuying Grand Pharmacy” stores and will operate such additional “Jiuying Grand Pharmacy” locations that we may open throughout Zhejiang Province;

●
Shanghai Lydia Grand Pharmacy Co., Ltd. (“Shanghai Lydia”), which is wholly-owned by Jiuzhou Pharmacy, operates our “Lydia Grand Pharmacy” store and will operate such additional “Lydia Grand Pharmacy” locations that we may open in Shanghai;

●	Shanghai Lydia Zhongxing Grand Pharmacy Co., Ltd. (“Shanghai Zhongxing”), which is 99% owned by Shanghai Lydia, operates our “Lydia Zhongxing Grand Pharmacy” store in Shanghai;
●	Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), which operates the “Quannuo Grand Pharmacy” store, is a wholly-owned subsidiary;
●	Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”), which we control contractually, operates one of our two medical clinics; and
●	Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”), which we also control contractually, operates our other medical clinic.

In April 2010, we were granted an Internet Pharmaceutical Transaction Service Qualification Certificate by the State Food and Drug Administration of Zhejiang Province, which allows us to engage in online retail pharmaceutical sales throughout China.  Since May 2010, we have also been operating an online drugstore (www.dada360.com) that currently sells non-prescription OTC drugs and nutritional supplements.  In July 2010, we established Zhejiang Shouantang Pharmaceutical Technology Co., Ltd. (“Shouantang Technology”) as a wholly-owned subsidiary to carry out such business, and acquired Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”) in November 2010 to operate the website and provide software and technical support.  We have established payment methods with banks and online intermediaries such as Alipay for our online drugstore.  As a part of our acquisition of Quannuo Technology, we also acquired its wholly-owned subsidiary, Hangzhou Quannuo, which operates the “Quannuo Grand Pharmacy” store.

For the fiscal year ended March 31, 2012, our retail business, which includes our pharmacies, medical clinics and online drugstore, accounted for approximately 70.0% of our total revenue.

In addition to our retail business, we operate a wholesale business distributing TCM herbs that we are cultivating and third-party pharmaceutical products (similar to those we carry in our own pharmacies) primarily to trading companies throughout China.  We currently operate the wholesale business through four companies:

●	Jiuxin Medicine, a wholesale drug distributor licensed to distribute prescription and non-prescription pharmaceutical products throughout China, that was acquired by Jiuzhou Pharmacy in August 2011;
●	Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary that operates our cultivation project of TCM herbs;
●	Hangzhou Jiutong Medical Technology Co., Ltd. (“Jiutong Medical”), a wholly-owned subsidiary through which we plan to process TCM herbs, mainly those cultivated by Qianhong Agriculture; and
●	Tonglu Lydia Agriculture Development Co., Ltd. (“Tonglu Lydia”), a wholly-owned subsidiary that we intend to operate a cultivation project similar to that of Qianhong Agriculture.

Although our wholesale operations are fairly new to us (Jiuxin Medicine began its wholesale distribution in August 2011, and distribution of TCM herbs that we are cultivating began in the fourth quarter of fiscal 2012), our wholesale business accounted for approximately 30.0% of our total revenue for the fiscal year ended March 31, 2012, primarily from Jiuxin Medicine.

Throughout this report, we will sometimes refer to Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiaries of Jiuzhou Pharmacy, collectively as “HJ Group.”

Our Corporate History and Structure

We were incorporated in Nevada on December 19, 2006, under the name “Kerrisdale Mining Corporation,” with a principal business objective to acquire and develop mineral properties.  Although we had acquired certain mining claims, we were not operational.

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

On April 9, 2010, we affected a 1-for-2 reverse stock split of our issued and outstanding shares of common stock and a proportional reduction of our authorized shares of common stock, by filing a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 with the Nevada Secretary of State on April 6, 2010.  All share information in this report takes into account this reverse stock split.

On April 28, 2010, we completed a registered public offering of 3.5 million shares of common stock at a price of $5.00 per share, resulting in gross proceeds to us, prior to deducting underwriting discounts, commissions and offering expenses, of approximately $17.5 million.

Renovation

Renovation is a limited liability company incorporated in Hong Kong on September 2, 2008.  Renovation was formed by the owners of HJ Group as a special purpose vehicle for purposes of raising capital, in accordance with requirements of the PRC State Administration of Foreign Exchange (“SAFE”).  Specifically, SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles (“Circular No.  75,”) on October 21, 2005.  To further clarify the implementation of Circular 75, on May 31, 2007, SAFE issued an official notice known as Hi Zhong Fa [2007] No. 106 (“Circular 106”).  The Circular 75 and the supplementing Circular 106 require the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China.  Accordingly, the owners of HJ Group who are our three cofounders, namely Lei Liu, Li Qi and Chong’an Jin, submitted their applications to SAFE on July 25, 2008.  On August 16, 2008, SAFE approved the application, permitting these Chinese nationals to establish Renovation as an offshore, special purpose vehicle which may have foreign ownership and participate in foreign capital raising activities.  After SAFE’s approval, Mr. Liu, Ms. Qi and Dr. Jin became holders of 100% of Renovation’s issued and outstanding capital stock on September 2, 2008.  See “Relevant PRC Regulations – SAFE Registration” below.

Jiuxin Management

Jiuxin Management was organized in the PRC on October 14, 2008.  Because all of its issued and outstanding capital stock is held by Renovation, a Hong Kong company, Jiuxin Management is deemed a “wholly foreign owned enterprise” (“WFOE”) under PRC laws.

Jiutong Medical

Jiutong Medical was established on December 20, 2011.  Like Jiuxin Management, Jiutong Medical is deemed a WFOE because it is wholly owned by Renovation.  We intend for Jiutong Medical to process TCM herbs, mainly cultivated by Qianhong Agriculture.  However, Jiutong Medical has not yet commenced operation as of the date of this report.

HJ Group

Jiuzhou Pharmacy is a PRC limited liability company established on September 9, 2003 by our three cofounders: Lei Liu (55%), Chong’an Jin (23%) and Li Qi (22%).  Jiuzhou Pharmacy operates a chain of pharmacies primarily in Hangzhou that is presently comprised of 56 “Jiuzhou Grand Pharmacy” stores.

Jiuzhou Pharmacy currently has three subsidiaries:

•	Shanghai Lydia was established on January 17, 2011 in order to operate drugstores in Shanghai.
•
Jiuxin Medicine was established on December 31, 2003. On April 15, 2011, Jiuzhou Pharmacy entered into an equity ownership transfer agreement with the owners of Jiuxin Medicine. In April 2011, the business license of Jiuxin Medicine was transferred to Jiuzhou Pharmacy, although no consideration was paid.  On August 25, 2011, the acquisition of Jiuxin Medicine was completed for total consideration of RMB 30 million.

•
Shanghai Zhongxing was established on June 19, 2006, originally under the name Shanghai Bieyanghong Zhongxing Grand Pharmacy Co. Ltd. (“Bieyanghong Zhongxing”).  On July 29, 2011, Shanghai Lydia acquired 99% of Bieyanghong Zhongxing for total consideration of RMB 495,000.  Bieyanghong Zhongxing subsequently changed its name to Shanghai Zhongxing.

Jiuzhou Pharmacy had another subsidiary, namely Hangzhou Kuaileren Grand Pharmacy Co., Ltd. (“Kuaileren”), which was formally dissolved on April 9, 2011.  Kuaileren was established on May 9, 2006, with registered capital of RMB 100,000.   Kuaileren’s then sole owner transferred all of his ownership interest to our three cofounders for no consideration on June 30, 2009, who in turn transferred the ownership interest to Jiuzhou Pharmacy for no consideration on August 28, 2009.  Prior to its dissolution, Kuaileren operated a “Kuaileren Grand Pharmacy” store, which now operates as a “Jiuzhou Grand Pharmacy” store.

Jiuzhou Clinic is a PRC general partnership established on October 10, 2003 by our three cofounders: Lei Liu (39%), Li Qi (30%) and Chong’an Jin (31%).  Jiuzhou Clinic is a medical practice currently operating adjacent to Jiuzhou Pharmacy’s Daguan store, providing primary, urgent, minor surgical and traditional medical care services.  Additionally, Jiuzhou Clinic’s physicians consult with, and examine, patients at other Jiuzhou Pharmacy stores.

Jiuzhou Service is a PRC limited liability company established on November 2, 2005 by our three cofounders: Lei Liu (39%), Li Qi (30%) and Chong’an Jin (31%).  Jiuzhou Service is licensed as a healthcare management company and currently manages the medical clinic operating adjacent to Jiuzhou Pharmacy’s Wenhua store that provides services similar to those provided by Jiuzhou Clinic.

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

On June 24, 2011, Shouantang Technology established Tonglu Lydia as a wholly-owned subsidiary, to undertake herbal cultivation similar to that by Qianhong Agriculture.  As of the date of this report, however, Tonglu Lydia has had no operation as it has not been able to locate and lease suitable land for cultivation.

Qianhong Agriculture

Qianhong Agriculture is a PRC limited liability company established on August 10, 2010.   Qianhong Agriculture operates our  cultivation project of TCM herbs.  The project is being carried out on approximately 53 acres of leased land in Lin’an, in northwestern Zhejiang Province approximately 30 miles from Hangzhou.  We entered a 30-year lease in February 2010, and currently, more than ten plant varieties, including fructus rubi (used in TCM to promote blood circulation), white atractylodes rhizome (used in TCM to treat physical and mental fatigue), atractylodes macrocephala (used in TCM to control sweating) and ginkgo seeds (used in TCM to treat asthma), have been planted on approximately 48 acres.  We have been harvesting the herbs since December 2011, and began distributing them in bulk to third-party vendors in the fourth quarter of fiscal 2012.

Jiuying Pharmacy

Jiuying Pharmacy is a PRC limited liability company established on February 27, 2012.  We own 49% of its outstanding equity interests through Jiuxin Management (10%) and Shouantang Technology (39%), the maximum amount of equity interests that we as a non-PRC national can hold in a retail pharmacy business under applicable PRC laws.  See “Relevant PRC Regulations – Restrictions on Foreign Ownership of Wholesale or Retail Pharmaceutical Business in China” below.

The remaining 51% are held by our three cofounders: Lei Liu (19.89%), Li Qi (15.3%) and Chong’an Jin (15.81%).  On May 15, 2012, Jiuxin Management acquired control of the cofounders’ 51% through a series of contractual arrangements with Jiuying Pharmacy and the three cofounders.  Other than the date in which they were entered into, such contractual arrangements are identical to the contractual arrangements that Jiuxin Management entered into with HJ Group and our three cofounders.  See “Contractual Arrangements with HJ Group and our Three Cofounders” below.  Thus, as with HJ Group, we control 100% of Jiuying Pharmacy’s business operations.

Jiuying Pharmacy currently operates four “Jiuying Grand Pharmacy” stores in Hangzhou.  It is our intention to eventually shift a majority of the stores under Jiuzhou Pharmacy to Jiuying Pharmacy, although the timing of such has not yet been established.

Contractual Arrangements with HJ Group and our Three Cofounders

Our relationships with HJ Group and our three cofounders are governed by a series of contractual arrangements that they have entered into with Jiuxin Management.

PRC regulations on foreign investment currently permit foreign companies to establish or invest in WFOEs or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China.  For retail sales, however, these regulations restrict the number and size of retail pharmacy stores that a foreign investor may establish.  If a foreign investor owns more than 30 stores that sell a variety of branded pharmaceutical products sourced from different suppliers, such foreign investor’s ownership interests in the stores are limited to 49.0%.  The contractual arrangements with Jiuzhou Pharmacy enable us to bypass such restrictions, since neither we nor our subsidiaries own equity interests in Jiuzhou Pharmacy, while at the same time we retain control of the drugstore chain by virtue of the contractual arrangements.

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

Operating Agreement.  Pursuant to the operating agreement, Jiuxin Management agrees to guarantee the contractual performance by Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic of their agreements with any third party.  In return, our three cofounders (the “Owners”) must appoint designees of Jiuxin Management to the boards of directors and senior management of Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic.  In addition, Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic each agrees to pledge its accounts receivable and all of its assets to Jiuxin Management.  Moreover,  Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic agree that without the prior consent of Jiuxin Management, they will not engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party.  Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic further agree to abide by corporate policies set by Jiuxin Management with respect to their daily operations, financial management and employment issues.  The term of this agreement is from August 1, 2009 until the maximum period of time permitted by law.  On the other hand, Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic cannot terminate this agreement.

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

Our Corporate Structure

The following diagram illustrates our corporate structure as of the date of this report:

China Jo-Jo Drugstores (Nevada)
Renovation (Hong Kong)
Outside China
Inside China
Shouantang Technology
Jiuxin Management
Jiutong Medical
(1)
(2)
Quannuo Technology
Tonglu Lydia
Jiuying Pharmacy
Jiuzhou Pharmacy
Jiuzhou Clinic
Jiuzhou Service
Qianhong Agriculture
Hangzhou Quannuo
Shanghai Lydia
Jiuxin Medicine
(3)
Shanghai Zhongxing
100% direct ownership, unless otherwise indicated
Contractual arrangement
(1) 39% direct ownership
(2) 10% direct ownership and controls 51% by contractual arrangements
(3) 99% direct ownership

The table below summarizes the status of the registered capital of our PRC subsidiaries and controlled companies as of the date of this report:

Entity Name	Entity Type	Registered Capital	Registered Capital Paid	Due Date for Unpaid Registered Capital
Jiuxin Management	Subsidiary	$4.5 million	$4.5 million	N/A
Jiutong Medical	Subsidiary	$5 million	$2 million	December 20, 2013
Jiuzhou Pharmacy	VIE	RMB 5 million	RMB 5 million	N/A
Shanghai Lydia	VIE	RMB 1 million	RMB 1 million	N/A
Shanghai Zhongxing	VIE	RMB 1 million	RMB 1 million	N/A
Jiuzhou Clinic	VIE	N/A	N/A	N/A
Jiuzhou Service	VIE	RMB 500,000	RMB 500,000	N/A
Jiuxin Medicine	VIE	RMB 10 million	RMB 10 million	N/A
Qianhong Agriculture	Subsidiary	RMB 10 million	RMB 10 million	N/A
Shouantang Technology	Subsidiary	$20 million	$11 million	July 16, 2012
Quannuo Technology	Subsidiary	RMB 10 million	RMB 10 million	N/A
Hangzhou Quannuo	Subsidiary	RMB 800,000	RMB 800,000	N/A
Tonglu Lydia	Subsidiary	RMB 5 million	RMB 5 million	N/A
Jiuying Pharmacy	VIE	RMB 5 million	RMB 5 million	N/A

Our Products

Retail Products

The products available at our pharmacies can be broadly classified into the following categories:

Prescription Drugs.  We offer approximately 1,862 prescription drugs, of which 317 require a physician’s prescription.  Of the 317 drugs that require a physician’s prescription, 100% of these are issued by physicians in our employ.  We accept prescriptions only from licensed health care providers.  Our in-store pharmacists verify the validity, accuracy and completeness of all prescription drug orders.  We ask all prescription drug customers to provide us with information regarding drug allergies, current medical conditions and current medications.  All pharmaceutical products in the PRC (both prescription and OTC) are subject to price controls, with a recommended price and a price ceiling for each drug that are periodically adjusted by the relevant government authorities in an effort to make healthcare more widely available.  See “Relevant PRC Regulations – Price Control” below.  One such adjustment occurred in March 2011 and affected 852 different prescription pharmaceutical products.  Several price adjustments occurred during the fiscal year ended March 31, 2012, and affected 2,824 different pharmaceutical products including TCM.  The March 2011 adjustment required us to make 166 downward price adjustments, and during the fiscal year ended March 31, 2012, we made a total of 326 downward price adjustments. As a result of these price adjustments, our revenue from the sales of these products decreased. Retail sales of prescription drugs accounted for approximately 43.0% of our retail revenue for the fiscal year ended March 31, 2012.

OTC Drugs.  We offer approximately 1,360 OTC drugs, including western medicines and TCM, for the treatment of common diseases.  Retail sales of OTC drugs accounted for approximately 29.5% of our retail revenue for the fiscal year ended March 31, 2012.

Nutritional Supplements.  We offer approximately 608 nutritional supplements, including a variety of healthcare supplements, vitamin, mineral and dietary products.  Retail sales of nutritional supplements accounted for approximately 10.7% of our retail revenue for the fiscal year ended March 31, 2012.

TCM Products.  Each of our stores maintains a TCM counter, staffed by licensed herbalists who put together packages of herbs in a process similar to how our in-store pharmacists fill out prescriptions.  Additionally, we offer various types of drinkable herbal remedies and pre-packaged herbal mixtures for making soup, which are used by consumers as health supplements.  TCM products typically have higher margins than prescription and OTC drugs.  Retail sales of TCM products accounted for approximately 13.2% of our retail revenue for the fiscal year ended March 31, 2012.  We currently do not sell any TCM herbs cultivated by Qianhong Agriculture at our pharmacies.

Sundry Products.  Our sundry products include personal care products such as skin care, hair care and beauty products, convenience products such as soft drinks, packaged snacks, and other consumable, cleaning agents, stationeries, and seasonal and promotional items tailored to local consumer demand for convenience and quality.  We believe offering these products increases customer visits by increasing the shopping convenience for our customers.  Retail sales of sundry products accounted for approximately 1.6% of our retail revenue for the fiscal year ended March 31, 2012.

Medical Devices.    Our medical device offerings include family planning and birth control products, early pregnancy test products, portable electronic diagnostic apparatus, rehabilitation equipment, and surgical tools such as hemostats, needle forceps and surgical scissors.  Retail sales of medical devices accounted for approximately 2.0% of our retail revenue for the fiscal year ended March 31, 2012.

We also offer non-prescription OTC drugs and nutritional supplements on our online drugstore.  Our online sales accounted for approximately 1.7% of our retail revenue for the fiscal year ended March 31, 2012.

We obtained retail licenses to sell alcohol at 40 of our retail pharmacies, and briefly sold Wu Liang Ye and Maotai, both well-known brands of baijiu, or Chinese white liquor, from December 2010 to February 2011.  Sales of liquor accounted for approximately 5.0% of our revenue for the fiscal year ended March 31, 2011.  Substantially all liquor sales were made to a single customer.  We did not sell any liquor during the fiscal year ended March 31, 2012 and currently has no plans to do so in the immediate future.

Wholesale Products

Our wholesale business distributes the same product categories as those of our retail business:

 Prescription Drugs.  We offer approximately 4,066 prescription drugs.  Wholesales of prescription drugs, through Jiuxin Medicine, accounted for approximately 50.4% of our wholesale revenue for the fiscal year ended March 31, 2012.

OTC Drugs.  We offer approximately 2,523 OTC drugs.  Wholesales of OTC drugs, through Jiuxin Medicine, accounted for approximately 20.9% of our wholesale revenue for the fiscal year ended March 31, 2012.

Nutritional Supplements.  We offer approximately 2,054 nutritional supplements.  Wholesales of nutritional supplements, through Jiuxin Medicine, accounted for approximately 10.9% of our wholesale revenue for the fiscal year ended March 31, 2012.

TCM Products.  We offer TCM products that Jiuxin Medicine purchases from third-party vendors.  We also distribute the TCM herbs that are being cultivated by Qianhong Agriculture to third-party vendors.  Wholesales of third-party TCM products and our TCM herbs collectively accounted for approximately 17.4% of our wholesale revenue for the fiscal year ended March 31, 2012.

Sundry Products.  Wholesales of sundry products, through Jiuxin Medicine, accounted for approximately 0.1% of our wholesale revenue for the fiscal year ended March 31, 2012.

Medical Devices.    Wholesales of medical devices, through Jiuxin Medicine, accounted for approximately 0.2% of our wholesale revenue for the fiscal year ended March 31, 2012.

Our Customers

Retail Customers

For the fiscal year ended March 31, 2012, our stores collectively served an average of approximately 10,000 customers per day.  We periodically conduct qualitative customer surveys, helping us to build a stronger understanding of our market position and our customers’ purchasing habits.

Our customers pay by cash, debit or credit cards, or medical insurance cards under municipal and provincial medical insurance programs.  During the fiscal year ended March 31, 2012, approximately 67.0% of our revenue came from cash sales, 28.6% from Hangzhou’s medical insurance cards and 4.4% come from debit, credit, provincial medical insurance and other charge card sources.  We obtain payments from the relevant government social security bureaus, for sales made to eligible participants in the national medical insurance program on a monthly basis.  See “Relevant PRC Regulations — Reimbursement under the National Medical Insurance Program.” According to relevant regulations, a drugstore must operate for at least one year before becoming eligible to apply to be licensed to accept Hangzhou’s medical insurance cards.  As of the date of this report, 40 of our stores in Hangzhou are licensed to accept medical insurance cards while two are awaiting approval.  We plan to apply for such license for our remaining stores in Hangzhou when they become eligible.  Our stores accepting medical insurance cards are designated as such on their outer signage.  Our Shanghai stores currently do not accept medical insurance cards.

Wholesale Customers

Through Jiuxin Medicine, we currently sell our products primarily to third-party trading companies throughout China that resell our products to their local pharmacies.  Our goal, however, is build our wholesale business to a scale that will qualify Jiuxin Medicine to sell directly to hospital-affiliated pharmacies, which we estimate to represent over 80% of the pharmacies in China.   To that end, we have expended considerable efforts to ramp up our wholesale business in a relatively short period of time (since acquiring Jiuxin Medicine in August 2011).  Jiuxin Medicine’s largest wholesale customer, Beijing Xinxing Huakang Medicine Center, accounted for approximately 13.4% of our wholesale revenue, but less than 10% of our total revenue, for the fiscal year ended March 31, 2012.  This customer is not related to or affiliated with to us.

In addition, since the fourth quarter of fiscal 2012, we have been selling the TCM herbs that we are cultivating through Qianhong Agriculture to third-party trading companies throughout China.  No such customer accounted for 10% or more of our total revenue for fiscal 2012.

Our Drugstores

Prior to opening a store, we carefully evaluate sites to maximize consumer traffic, store visibility and convenience for our customers.  All of our stores are located in well-established residential communities and prime retail locations where consumer purchasing power is relatively concentrated.  Depending on its size, each drugstore has between two to twelve pharmacists on staff, all of whom are properly licensed.  We currently operate a chain of 64 drugstores under four brands: Jiuzhou Grand Pharmacy (53 stores in Hangzhou and three in Jiangshan, about 250 kilometers southwest of Hangzhou), Quannuo Grand Pharmacy (one store in Hangzhou), Jiuying Grand Pharmacy (four stores in Hangzhou), Lydia Grand Pharmacy (two stores in Shanghai) and Shanghai Zhongxing Pharmacy (one store in Shanghai).

After opening, a location may take up to 120 days to achieve our projected revenue goals for that particular location.  Various factors influence individual store revenue including, but not limited to: location, nearby competition, local population demographics, and square footage.  To date, we have not closed or targeted for closure any store due to underperformance.

Employees

As of March 31, 2012, we had 806 employees combined in our retail and wholesale operations, including 782 fulltime and 24 part-time employees.  The following table sets forth the number of our employees for each area of operations and as a percentage of our total workforce as of March 31, 2012:

	As of March 31, 2012
	Employees	Percentage

Non-pharmacist store staff	446	55.3%
Pharmacists	198	24.6%
Management- non-pharmacists	59	7.3%
Physicians	48	6.0%
Non-physician clinic staff	6	0.7%
Wholesale staff – non-warehouse	25	3.1%
Wholesale staff – warehouse	24	3.0%
Total	806	100%

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

In addition to our employees, there are 21 sales personnel provided to our drugstores by various manufacturers, which pay us a fee for their presence in our stores.  These manufacturers also compensate us to train these salespersons in our stores’ policies and procedures.

Marketing and Promotion for Our Pharmacies

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

As part of our marketing campaign, we offer rewards card to customers at our Jiuzhou Grand Pharmacy, Lydia Grand Pharmacy and Jiuying Grand Pharmacy locations.  Certain discount pricing is only available to our customers with the rewards card.  After a customer signs up for the rewards card, we communicate via the customer’s preferred method: e-mail, traditional mail or text messages.  Approximately 50% of our customers use the rewards card when making purchases.  We intend to further extend this program to enhance customer experience and for customer retention.

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

Distribution Methods of Our Products or Services

Through March 2011, we outsourced all operations of a distribution center, including inventory, delivery and distribution, to Zhejiang Yingte Logistics Co., Ltd. (“Yingte Logistics”).  We terminated our agreement with Yingte Logistics in April 2011.

Since May 2011, we have been using Jiuxin Medicine’s facility as the central distribution center for our pharmacies.  The 8,000 square meters facility, located in Hangzhou approximately 7 miles from our headquarters, includes a climate-control storage area suitable to store goods at various temperatures.  Jiuxin Medicine previously outsourced distribution to Yingte Logistics under a one-year Logistics Service Agreement that expired March 31, 2012, and currently uses its own vehicles and staff to deliver products to our pharmacies in and around Hangzhou.

Jiuxin Medicine’s facility and resources are also used for our wholesale business.  Wholesale distribution inside Hangzhou is made with Jiuxin Medicine’s vehicles and staff.  Third-party logistics companies are employed for distribution outside of Hangzhou.

Suppliers

We currently source the products for our pharmacies from approximately 277 suppliers, including 206 trading companies and 71 direct manufacturers.  All of these suppliers also supply Jiuxin Medicine for our wholesale business.  Jiuxin Medicine works with approximately 409 suppliers, including 242 trading companies and 167 direct manufacturers.

For the fiscal year ended March 31, 2012, two suppliers, Zhejiang Yingte Medicine Ltd. and Hebei Hengxiang Medicine Group Ltd., each accounted for 10% or more of our total purchases and total purchase deposits, and collectively accounted for 26% of our total purchases and 20% of our total purchase deposits. Neither of these suppliers are related to or affiliated with us.

We believe that competitive sources are readily available for substantially all of the merchandise we require for both our retail and wholesale businesses.  As such, we believe that we can change suppliers without a material interruption to our business.  To date, we have not experienced any significant difficulty in sourcing our requirements.  We believe that as we grow in size, our greater sourcing capability will also make us a more attractive distribution channel for many drug manufacturers who can reduce their marketing expense while increasing their sales volume by selling directly to us, thereby reducing our cost of purchase.

Cash Control for Our Retail Business

For the fiscal year ended March 31, 2012, approximately 67.0% of sales at our pharmacies were made in cash.  We maintain strict cash control procedures at all of our stores.  Specifically, the details of each sales event are recorded in our integrated information management system, and the cash generated at our stores is collected and deposited frequently in designated bank accounts, which are controlled by our headquarters.  Depending on each store’s sales activities, cash will be either deposited daily or several times per week.

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

We also enforce strict quality control measures at our distribution center.  All products are screened when they initially arrive at Jiuxin Medicine’s facility, with those evidencing defects or damages immediately rejected.  Products that pass the screening process are recorded and stored strictly according to each manufacturer’s temperature and other requirements.  Products (for both our pharmacies and wholesale customers) are verified against the appropriate delivery orders prior to leaving the facility.   Jiuxin Medicine uses vehicles with cold-temperature storage as necessary.

All of our pharmacy employees participate in a mandatory 36-hour training program regarding quality control annually, and we regularly dispatch quality inspectors to our stores to monitor the service quality of our staff.

Competition

The drugstore industry in China is intensely competitive, rapidly evolving and highly fragmented.  Our pharmacies primarily compete with other retail drugstore chains or drugstores, but also increasingly face competition from discount stores, convenience stores and supermarkets as we increase our offering of non-drug convenience products and services.  We compete for customers primarily on the basis of store location, merchandise selection, prices, the unique combination of pharmacy and medical care services that we offer and brand name recognition.  We believe that continued consolidation of the drugstore industry and new store openings by chain store operators will further increase competitive pressures.

We believe the primary competitive factors include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) responsiveness to customers’ needs; (iii) the ability to identify and apply effective cost management programs utilizing clinical strategies; (iv) the commitment to provide flexible, clinically-oriented services to customers; and (v) the quality, scope and costs of products and services offered to our customers.  We compete with a number of large, national drugstore chains that may have more financial resources and stronger brand strength and management expertise than us, including China Nepstar Chain Drugstore Ltd. (“Nepstar”), LBX Pharmacy (“LBX”) and Tian Tian Hao Grand Pharmacy (“Tian Tian”).  As of March 31, 2012, Nepstar operated approximately 165 stores, Tian Tian operated approximately 95 stores and LBX Pharmacy operated approximately 22 stores in Hangzhou.  We additionally compete with local and independent drugstores and government-operated pharmacies.  On average, the square footage of Tian Tian and Nepstar stores are significantly smaller than our average store size and do not have the breadth of product offerings or categories.  Moreover, none of our competitors provide the medical consultations that we offer at our drugstores.

The wholesale pharmaceutical distribution industry in China is likewise competitive and highly fragmented.  We are a new entrant into the industry (since acquiring Jiuxin Medicine in August 2011), and our goal is to scale our wholesale business rapidly in order to qualify Jiuxin Medicine to distribute directly to hospital-affiliated pharmacies.  To that end, we are competing primarily on price and our service to build up our wholesale customer base.  We compete with regional wholesale distributors, such as Zhengchen Pharmaceutical Co., Ltd. and Hangzhou Xiaoran Pharmaceutical Co., Ltd., as well as national operators such as Fengwoda Pharmaceutical Co., Ltd. and Jiuzhoutong Pharmaceutical Co., Ltd.  These competitors have substantially greater logistics and warehousing capacities and more financial resources, as well as more industry-relevant experience, than us.

Intellectual Property

We currently have the following trademarks registered with the Trademark Office of The State Administration for Industry and Commerce of the PRC (“SAIC”):

•
“Jiuzhou Tongxin,” a Classes 5 and 35 trademark (for pharmaceuticals and advertisement) issued on February 14, 2011 and registered under Jiuzhou Pharmacy, that we plan to use to brand certain products that we may sell in our stores;

•	“Jiuzhou,” a Class 44 trademark (for medical service) issued in June 2012 and registered under Jiuzhou Pharmacy, that we plan to use to brand our medical service;
•
“Lydia,” a Classes 5, 10, 30, 35 and 44 trademark (for pharmaceuticals, construction, food, advertisement and medical service) issued on October 2011 and registered under Jiuzhou Pharmacy, that we plan to use to brand certain products that we may sell in our stores in Shanghai; and

•
“Shouantang,” a Classes 5, 10, 30, 35 and 44 trademark (for pharmaceuticals, construction, food, advertisement and medical service) issued on October 2011 and registered under Jiuzhou Pharmacy, that we plan to use to brand certain products that we may sell in our stores.

We have also applied to register one trademark under Jiuzhou Service, and expect it to be registered sometime in late 2012 or 2013.  We own and operate the following websites: www.dada360.com (our online drugstore), www.jiuzhou-drugstore.com (our corporate website used in China), and www.chinajojodrugstores.com (our English-language corporate website).  We also own two inactive domain names.  We do not own any patents, nor do we have any pending patent applications, and we are not a beneficiary of any licenses, franchises, concessions or royalty agreements.

All our employees are required to enter into written employment agreements with us, pursuant to which they are subject to confidentiality obligations.

Relevant PRC Regulations

SAFE Registration

In October 2005, China’s State Administration of Foreign Exchange (“SAFE”) issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles (“Circular 75”).  Circular 75 regulates foreign exchange matters in relation to the use of a “special purpose vehicle” (“SPV”) by PRC residents to seek offshore equity financing and conduct “round trip investment” in China.  Our three cofounders, who are PRC residents, are in compliance with the Circular 75 and its implementing circulars.

Dividend Distribution

Under current applicable laws and regulations, each of our consolidated PRC entities, including wholly foreign owned enterprises, or WFOEs, and domestic companies in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations.  In addition, each of our consolidated PRC entities, including WFOEs and domestic companies, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital.  These reserves are not distributable as cash dividends.  As of March 31, 2012, the accumulated balance of our statutory reserve funds reserves amounted to $1.309 million, and the accumulated profits of our consolidated PRC entities that were available for dividend distribution amounted to $31.891 million.

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

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow.  First, we may be subject to enterprise income tax at a rate of 25% on our respective worldwide taxable income, as well as PRC enterprise income tax reporting obligations.  Second, although the EIT Law provides that “dividends, bonuses and other equity investment proceeds between qualified resident enterprises” is exempted income, and the implementing rules of the EIT Law refers “dividends, bonuses and other equity investment proceeds between qualified resident enterprises” as the investment proceeds obtained by a resident enterprise from its direct investment in another resident enterprise, it is still unclear whether the dividends we receive from Jiuxin Management constitute “dividend between qualified resident enterprises” and would therefore qualify for tax exemption.

If we are treated as a PRC “non-resident enterprise” under the EIT Law, then dividends that we may receive from Jiuxin Management (assuming such dividends were considered sourced within the PRC) (i) may be subject to a 5% PRC withholding tax, provided that we own more than 25% of the registered capital of Jiuxin Management incessantly within 12 months immediately prior to obtaining dividend from Jiuxin Management, and if the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income is applicable, or (ii) if such treaty does not apply (i.e., because the PRC tax authorities may deem us to be a conduit not entitled to treaty benefits), may be subject to a 10% PRC withholding tax.  Similarly, if we are treated as a PRC “non-resident enterprise” under the EIT Law, and Renovation were treated as a PRC “resident enterprise” under the EIT Law, then dividends that we receives from Renovation (assuming such dividends were considered sourced within the PRC) may be subject to a 10% PRC withholding tax.  Any such taxes on dividends could materially reduce the amount of dividends, if any, that we could pay to our shareholders.

Finally, the new “resident enterprise” classification could result in a situation in which a 10% PRC tax is imposed on dividends we pay to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC.  Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China.  In such event, we may be required to withhold a 10% PRC tax on any dividends paid to its investors that are non-resident enterprises.  Our investors that are non-resident enterprises also may be responsible for paying PRC tax at a rate of 10% on any gain realized from the sale or transfer of our common shares in certain circumstances.  We would not, however, has an obligation to withhold PRC tax with respect to such gain.

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

General PRC Government Approval

As a wholesale distributor and retailer of pharmaceutical products, we are subject to regulation and oversight by different levels of the food and drug administration in China, in particular, the SFDA.  The Drug Administration Law of the PRC, as amended, provides the basic legal framework for the administration of the production and sale of pharmaceutical products in China and governs the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products in China.  The corresponding implementation regulations set out detailed rules with respect to the administration of pharmaceuticals in China.  We are also subject to other PRC laws and regulations that are applicable to business operators, retailers and foreign-invested companies.

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

Restrictions on Foreign Ownership of Wholesale or Retail Pharmaceutical Business in China

PRC regulations on foreign investment currently permit foreign companies to establish or invest in wholly foreign-owned enterprises or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China.  For retail sales, these regulations restrict the number and size of retail pharmacy stores that a foreign investor may establish.  If a foreign investor owns more than 30 stores that sell a variety of branded pharmaceutical products sourced from different suppliers, the foreign investor’s ownership interests in the stores are limited to 49%.

In lieu of equity ownership, our WFOE, Jiuxin Management, has entered into contractual arrangements with Jiuzhou Pharmacy and our three cofounders.  We have 49% equity ownership of Jiuying Pharmacy through Jiuxin Management and Shouantang Technology, and Jiuxin Management has entered into contractual arrangements with Jiuying Pharmacy and our three cofounders with respect to the remaining 51%.

Good Supply Practice Standards

GSP standards regulate wholesale and retail pharmaceutical product distributors to ensure the quality of distribution of pharmaceutical products in China.  All wholesale and retail pharmaceutical product distributors are required to apply for GSP certification within 30 days after obtaining the drug distribution permit.  The current applicable GSP standards require pharmaceutical product distributors to implement strict controls on the distribution of medicine products, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control.  Specifically, the warehouse must be able to store the pharmaceutical products at various required temperatures and humidity, handle transport, warehouse entries, delivery and billing by computerized logistics management systems.  The GSP certificate is usually valid for five years.  Currently, Jiuzhou Pharmacy, Jiuxin Medicine, Hangzhou Quannuo and Shanghai Lydia are GSP certified.  Jiuying Pharmacy is permitted to operate while its GSP application is being processed.

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

Advertisement of Pharmaceutical Products

Under the Advertising Law of PRC, the contents of an advertisement must be true, lawful, without falsehood, and must neither deceive nor mislead consumers.  Accordingly, advertisement must be examined by the competent authority prior to its publication or broadcast through any form of media.  In addition, advertisement of pharmaceutical products may only be based on a drug’s approved indication of use statement, and may not contain any assurance of a product’s efficiency, treatment efficiency, curative rate or any other information prohibited by law.  Advertisement for certain drugs should include an admonishment to seek a doctor’s advice before purchasing and application.  Advertising is prohibited for certain drugs such as anesthetics and psychotropic drugs.

To further prevent misleading advertising of pharmaceutical products, the SAIC and the SFDA jointly promulgated the Standards for Examination and Publication of Advertisements of Pharmaceutical Products and Measures for Examination of Advertisement of Pharmaceutical Products in March 2007.  Under these regulations, an approval must be obtained from the provincial level of food and drug administration before a pharmaceutical product may be advertised.  In addition, once approved, an advertisement’s content may not be altered without further approval.  Such approval, once obtained, is valid for one year.

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

The Administrative Measures for Drug Recalls was issued by the SFDA in December 2007, and covers two types of drug recalls, namely voluntary recalls and compulsory recalls.  Under such regulation, wholesalers are obliged to assist drug manufacturers with any drug recall.  In addition, a wholesaler must immediately ceases to sell any drug that the wholesaler learns to have any safety issues, and notify the manufacturer or its supplier as well as report the matter to the SFDA.

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

Since May 1998, the PRC government has been ordering reductions in the retail prices of various pharmaceutical products.  During the fiscal year ended March 31, 2012, several price reductions occurred and affected 2,824 different pharmaceutical products, which required us to make 326 price adjustments.  Currently, of the total number of pharmaceutical products and OTC drugs we offered, 2,845 are subject to price controls.

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

Sales of Nutritional Supplements and other Food Products

A distributor of nutritional supplements and other food products must obtain a food circulation permit from local Administration of Industry and Commerce.  The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel and equipment.  The food circulation permit is valid for three years, and the holder must apply for renewal of the certificate within 30 days prior to its expiration.  Currently, Jiuzhou Pharmacy, Shanghai Lydia, Hangzhou Quannuo and each of our drugstore locations all hold a valid Food Circulation Permit.  The permits of Jiuxin Medicine, Jiuzhou Pharmacy and three stores are expiring in 2012; the permits of 21 stores will expire in 2013; the permits of 18 stores will expire in 2014.  Other permits including Jiuying Pharmacy’s will expire in 2015 or after.  We have started the renewal process for the permits that are expiring in 2012 which we expect to complete in one to two months for each such permit.  We believe that there is no difficulty in renewing such permits.

Medical Practice

Healthcare providers in China are required to comply with many laws and regulations at the national and local government levels.  The laws and regulations applicable to our medical practice include the following:

•	We must register with and maintain an operating license from the local public health authority for each clinic that we operate, and is subject to annual review by the public health authority;
•	The Licensed Physician Act requires that we only hire PRC licensed physicians;
•
All waste material from our clinics must be properly collected, sterilized, deposited, transported and disposed of, and we are required to keep records of the origin, type and amount of all waste materials that we generate for at least three years;

•	We must have at least 3 physicians, 5 nurses and 1 technician on staff at each clinic; and
•
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

Interim Regulations on Administration of Sino-Foreign Joint Venture and Cooperative Medical Institutions

As per China commitments to the World Trade Organization, “foreign service suppliers are permitted to establish joint venture hospitals or clinics with local Chinese partners with quantitative limitations in line with China’s needs.  Foreign majority ownership is permitted.”  In accordance with the Interim Regulations on Administration of Sino-Foreign Joint Venture and Cooperative Medical Institutions jointly issued by the Ministry of Health (“MOH”) and MOFCOM in 2000, the Chinese party of Sino-foreign joint ventures and cooperative medical institutions shall hold no less than 30% of shares and legal rights or interest, which also mean foreign investors are allowed to hold a maximum stake of 70%.  Such regulations also specify that the establishment of Sino-foreign joint venture and cooperative medical institutions should be approved respectively by MOH and MOFCOM.  In other words, foreigners are allowed to run hospitals or clinics in the form of equity or co-operative joint ventures with an equity interest of up to 70% and a duration for co-operation of up to 20 years.

Internet Pharmacy Sale

The PRC government regulates Internet access, the distribution of online information and the conduct of online commerce through strict business licensing requirements and other government regulations.  Companies which sell pharmaceutical products to consumers through internet are required to obtain: (1) a drug distribution permit; (2) an internet pharmaceutical information provider qualification certificate (renewable every five years); (3) an internet pharmaceutical transaction service qualification certificate (renewable every five years); (4) a value-added telecommunication operation permit; and (5) registration with the Administration of Information Industry.   Internet pharmacies are not allowed to distribute prescription drugs.  The websites that sell pharmaceutical products must ensure transaction security and enable the consumers to consult with licensed pharmacists.  Also, internet-based business in China is required to obtain and maintain certain assets relevant to its business, such as delivery and storage facilities.  Jiuzhou Pharmacy obtained all above-mentioned certificates and registration and launched our online drugstore in May 2010.  Quannuo Technology has been operating the website and providing software and technical supports since November 2010.

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

We have a relatively limited operating history.  We opened our first drugstore in March 2004, and entered the wholesale pharmaceutical distribution business in August 2011.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the pharmaceutical industry in China.  Some of these risks and uncertainties relate to our ability to:

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

Our future success is dependent on the continued services of the key members of our management team.  In particular, we depend on the services of our three cofounders, Mr. Lei Lu, who is also our chief executive officer and the chairman of our board of directors, and Ms. Li Qi and Mr. Chong’an Jin, who are also members of our board of directors.  The implementation of our business strategy and our future success depend in large part on our continued ability to attract and retain highly qualified management personnel.  We face competition for personnel from both retail and wholesale pharmaceutical distribution operators.  Competition for these individuals could cause us to offer higher compensation and other benefits in order to attract and retain them, which could materially and adversely affect our financial condition and results of operations.  We may be unable to attract or retain the personnel required to achieve our business objectives and failure to do so could severely disrupt our business and prospects.  The process of hiring suitably qualified personnel is also often lengthy.  In the past, we have had two major challenges to our recruiting efforts: (1) unqualified candidates who represent themselves as being qualified, and (2) talented and competent candidates who do not match our job requirements.  If our recruitment and retention efforts are unsuccessful in the future, it may be more difficult for us to execute our business strategy.

We do not maintain key-man insurance for members of our management team.  If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.  Furthermore, as we expect to continue to expand our operations, we will need to continue attracting and retaining experienced management.  Each of our three cofounders has entered into a confidentiality and non-competition agreement with us regarding these agreements.  However, if any disputes arise between our cofounders and us, we cannot assure you, in light of uncertainties associated with the PRC legal system, that any of these agreements could be enforced in China, where the three cofounders reside and hold some of their assets.  See “Risks Related to Doing Business in China — You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management..”

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

Our ability to obtain products and maintain inventory at, and to maintain and establish leases for, our existing and new retail locations, is dependent upon our ability to post and maintain significant cash deposits with our suppliers and landlords.  In China many vendors are unwilling to extend credit terms for product sales which require cash deposits to be made, and landlords may require 12 months or longer of cash deposit as security from tenants.  At March 31, 2012, we had approximately $14.3 million on deposit with suppliers and approximately $2.9 million as deposits with landlords for our retail locations.  If we are unable or unwilling to establish such advances and deposits our ability to generate sales and expand our business would be adversely affected.  In general, we expect the amounts required for advances and deposits to increase as we undertake our expansion plans, complete store openings and expand our business through acquisitions or otherwise.  We do not generally receive interest on any of our supplier or landlord deposits and such deposits are subject to loss as a result of the creditworthiness or bankruptcy of the party who holds our funds, as well as the risk from illegal acts such as conversion, fraud, theft or dishonesty associated with the third party.  If these circumstances were to arise, we would find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with our vendors or landlords.

If we are unable to optimize management of our procurement and distribution activities, we may be unable to meet customer demand while increasing burden on managing our supply chain.

Since May 2011, we have been using Jiuxin Medicine’s facility as our distribution center for both our retail and wholesale businesses.  Our ability to meet customer demand may be significantly limited if we do not successfully and efficiently conduct our distribution activities, or if Jiuxin Medicine’s facility is destroyed or shut down for any reason, including as the result of a natural disaster.  Any disruption in the operation of our distribution could result in higher costs or longer lead times associated with distributing our products.  In addition, as it is difficult to predict accurate sales volume in our industry, we may be unable to optimize our distribution activities, which may result in excess or insufficient inventory, warehousing, fulfillment or distribution capacity.  Furthermore, failure to effectively control product damage during distribution process could decrease our operating margins and reduce our profitability.

In addition, all product procurement is handled through our corporate headquarters.  Such centralization of merchandise procurement and replenishment operations is intended to reduce cost of goods sold as a result of volume purchase benefits.  However, we may be less successful than anticipated in achieving these volume purchase benefits.  In addition, the centralization of merchandise procurement for both our retail and wholesale operations is expected to increase the complexity of tracking inventory and place additional burdens on the management of our supply chain.  If we cannot successfully reduce our costs through centralizing procurement, our profitability and prospects would be materially and adversely affected.

Failure to maintain optimal inventory levels could increase our inventory holding costs or cause us to lose sales, either of which could have a material adverse effect on our business, financial condition and results of operations.

We need to maintain sufficient inventory levels to operate both our retail and wholesale businesses successfully as well as meet customer expectations.  However, we must also guard against the risk of accumulating excess inventory.  We are exposed to inventory risks as a result of rapid changes in product life cycles, changing consumer preferences, uncertainty of success of product launches, seasonality, and manufacturer backorders and other vendor-related problems.  We cannot assure you that we can accurately predict these trends and events and avoid over-stocking or under-stocking products.  In addition, demand for products could change significantly between the time product inventory is ordered and the time it is available for sale.

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

We are dependent upon our integrated information management system to monitor daily operations of our retail and wholesale businesses, and to maintain accurate and up-to-date operating and financial data for compilation of management information.  In addition, we rely on our computer hardware and network for the storage, delivery and transmission of the data of our retail and wholesale systems.  Any system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time could disrupt our normal operation.  Although we believe that our computer software and hardware systems are current and  that our disaster recovery plan is adequate in handling their failure, we cannot assure you that we can effectively carry out this disaster recovery plan and that we will be able to restore our operation within a sufficiently short time frame to avoid our business being disrupted.  Any failure in our computer software and/or hardware systems could have a material adverse effect on our business, financial condition and results of operations.  In addition, if the capacity of our computer software and hardware systems fails to meet the increasing needs of our expanding operations, our ability to grow may be constrained.

As a distributor of pharmaceutical and other healthcare products, we are exposed to inherent risks relating to product liability and personal injury claims.

Distributors of pharmaceutical and other healthcare products are exposed to risks inherent in the packaging and distribution of such products.  Such risks include unintentional distribution of counterfeit drugs and, with respect to our pharmacies, improper filling of prescriptions, labeling of prescriptions and adequacy of warnings.  Furthermore, the applicable laws, rules and regulations require our in-store pharmacists to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information the in-store pharmacists deem significant.  Our in-store pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects and we may be liable for claims arising from advices given by our in-store pharmacists.  In addition, product liability claims may be asserted against us with respect to any of the products we distribute, and we may be required to pay for damages for any successful product liability claim against us, although we may have the right under applicable PRC laws, rules and regulations to recover from the relevant manufacturer for compensation we paid to our customers in connection with a product liability claim.  We may also be obligated to recall affected products.  If we are found liable for product liability claims, we could be required to pay substantial monetary damages.  Furthermore, even if we successfully defend ourselves against this type of claim, we could be required to spend significant management, financial and other resources, which could disrupt our business, and our reputation as well as our brand names may also suffer.  We, like many other similar companies in China, do not carry product liability insurance.  As a result, any imposition of product liability could materially harm our business, financial condition and results of operations.  In addition, we do not have any business interruption insurance due to the limited coverage of any business interruption insurance in China, and as a result, any business disruption or natural disaster could severely disrupt our business and operations and significantly decrease our revenue and profitability.

We may not be able to manage our expansion of operations effectively and failure to do so could strain our management, operational and other resources, which could materially and adversely affect our business and growth potential.

We anticipate continued expansion of our retail and wholesale businesses to address growth in demand for our products and services, as well as to capture new market opportunities.  The continued growth of our business has resulted in, and will continue to result in, substantial demands on our management, operational and other resources.  In particular, the management of our growth will require, among other things:

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

We depend on the continued service of, and on the ability to attract, motivate and retain a sufficient number of qualified and skilled staff for our business.

Our ability to continue expanding our retail and wholesale businesses, and deliver high quality products and customer service, depends on our ability to attract and retain qualified and skilled staff.  We cannot assure you that we will be able to attract, hire and retain sufficient numbers of skilled personnel necessary to continue to develop and grow our business.  In the past, our major recruiting challenges included unqualified candidates who represent themselves as being qualified, and talented and competent candidates who do not match our job requirements.  The inability to attract and retain a sufficient number of skilled personnel could limit our ability to open additional stores, increase revenue or deliver high quality customer service.  In addition, competition for these individuals could cause us to offer higher compensation and other benefits in order to attract and retain them, which could materially and adversely affect our financial condition and results of operations.

 We face significant competition, and if we do not compete successfully against existing and new competitors, our revenue and profitability would be materially and adversely affected.

Both drugstore and wholesale pharmaceutical distribution industries in China are highly competitive, and we expect competition to intensify in the future.  Our primary drugstore competitors include other drugstore chains and independent drugstores.  We also increasingly face competition from discount stores, convenience stores and supermarkets as we increase our offering of non-drug convenience products and services.  We compete for customers and revenue primarily on the basis of store location, merchandise selection, price, services that we offer and our brand name.  We believe that the continued consolidation of the drugstore industry and continued new store openings by chain store operators will further increase competitive pressures in the industry.  Our primary wholesale competitors include regional and national players.  In addition, we may be subject to additional competition from new entrants to both industries in China.  We could also face increased competition from foreign companies if the Chinese government removes the barriers against foreign companies into these industries.

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

Our retail and wholesale operations require a number of permits and licenses in order to carry on their business.

We are required to obtain certain permits and licenses from various PRC governmental authorities, including Drug Distribution Permit and GSP certification.  We are also required to obtain food hygiene certificates for the distribution of nutritional supplements and food products.  We cannot assure you that we can maintain all required licenses, permits and certifications to carry on our business at all times, and from time to time we may have not been in compliance with all such required licenses, permits and certifications.  Moreover, these licenses, permits and certifications are subject to periodic renewal and/or reassessment by the relevant PRC governmental authorities and the standards of such renewal or reassessment may change from time to time.  We intend to apply for the renewal of these licenses, permits and certifications when required by applicable laws and regulations.  Any failure by us to obtain and maintain all licenses, permits and certifications necessary to carry on our business at any time could have a material adverse effect on our business, financial condition and results of operations.  In addition, any inability to renew these licenses, permits and certifications could severely disrupt our business, and prevent us from continuing to carry on our business.  Any changes in the standards used by governmental authorities in considering whether to renew or reassess our business licenses, permits and certifications, as well as any enactment of new regulations that may restrict the conduct of our business, may also decrease our revenue and/or increase our costs and materially reduce our profitability and prospects.  Furthermore, if the interpretation or implementation of existing laws and regulations changes or if new regulations come into effect requiring us to obtain any additional licenses, permits or certifications that were previously not required to operate our existing businesses, we cannot assure you that we may successfully obtain such licenses, permits or certifications.

The continued penetration of counterfeit products into the pharmaceutical market in China may damage our reputation and have a material adverse effect on our business, financial condition, results of operations and prospects.

There has been continued penetration of counterfeit products into the pharmaceutical market in China.  Counterfeit products are generally sold at lower prices than the authentic products due to their low production costs, and in some cases are very similar in appearance to the authentic products.  Counterfeit pharmaceuticals may or may not have the same chemical content as their authentic counterparts, and are typically manufactured without proper licenses or approvals as well as fraudulently mislabeled with respect to their content and/or manufacturer.  Although the PRC government has been increasingly active in combating counterfeit pharmaceutical and other products, there is not yet an effective counterfeit pharmaceutical product regulation control and enforcement system in China.  Although we have implemented a series of quality control procedures in our procurement process, we cannot assure you that we would not be selling counterfeit pharmaceutical products inadvertently.  Any unintentional sale of counterfeit products may subject us to negative publicity, fines and other administrative penalties or even result in litigation against us.  Moreover, the continued proliferation of counterfeit products and other products in recent years may reinforce the negative image of drug distributors among consumers in China.  The continued proliferation of counterfeit products in China could have a material adverse effect on our business, financial condition, and results of operation.

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

Moreover, our business is subject to seasonal variations in demand.  In particular, traditional retail seasonality affects the sales of certain pharmaceuticals and other non-pharmaceutical products.  Sales of our pharmaceutical products during our fiscal third quarter (October 1st through December 31st) benefit from the winter cold and flu season, and are lower in our fiscal fourth quarter (January 1st through March 31st ) because Chinese New Year falls into that quarter each year and our customers generally pay fewer visits to drugstores during this period.  In addition, sales of some health and beauty products are driven, to some extent, by seasonal purchasing patterns and seasonal product changes.  Failure to manage the increased sales effectively in the high sale season, and increases in inventory in anticipation of sales increase could have a material adverse effect on our financial condition, results of operations and cash flow.

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

Our success depends on our ability to establish effective advertising, marketing and promotional programs, including pricing strategies implemented in response to competitive pressures and/or to drive demand for our products.  Our advertisements are designed to promote our brand, our corporate image and the prices of products available for sale in our stores.  Our pricing strategies and value proposition must be appropriate for our target customers.  If we are not able to maintain and increase the awareness of our pharmacy brand, products and services, we may not be able to attract and retain customers and our reputation may also suffer.  We expect to incur substantial expenses in our marketing and promotional efforts to both attract and retain customers.  However, our marketing and promotional activities may be less successful than we anticipate, and may not be effective at building our brand awareness and customer base.  In addition, the government may impose restrictions on how marketing and promotional activities can be conducted.  We also cannot assure you that our current and planned spending on marketing activities will be adequate to support our future growth.  Failure to successfully execute our advertising, marketing and promotional programs may result in material decreases in our revenue and profitability.

Our brand names, trade secrets and other intellectual property are valuable assets.  If we are unable to protect them from infringement, our business and prospects may be harmed.

We consider three of our pharmacy brand names, namely “Jiuzhou Grand Pharmacy,”  “Jiuying Grand Pharmacy” and “Lydia Grand Pharmacy,” to be valuable assets.  We may be unable to prevent third parties from using such brand names without authorization, which may adversely affect our business and reputation, including the perceived quality and reliability of our products and services.  We have four registered trademarks and one trademark application pending in China.  We also own five websites, three of which are currently operating.

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

An increasing percentage of our pharmaceutical products, primarily those included in the national and provincial medical insurance catalogs, are subject to price controls in the form of fixed retail prices or retail price ceilings.  See “Relevant PRC Regulations — Price Controls” above.  In addition, the retail prices of these products are also subject to periodic downward adjustments as the PRC governmental authorities seek to make pharmaceutical products more affordable to the general public.  Since May 1998, the relevant PRC governmental authorities have ordered price reductions of thousands of pharmaceutical products.  During the fiscal year ended March 31, 2012, several price reductions occurred and affected 2,824 different prescription pharmaceutical products.  Currently, 2,845 of the prescription and OTC drugs that we offer are subject to price controls.   326 of our prescription drug prices required adjustment during the fiscal year ended March 31, 2012.  Any future price controls or government mandated price reductions may have a material adverse effect on our financial condition and results of operations, including significantly reducing our revenue and profitability.

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

Risks Related to Our Cultivation of TCM Herbs

There is no assurance that our cultivation project will be profitable.

At the present, more than ten herbal plants are being cultivated on our leased land in Lin’an, Zhejiang Province, including fructus rubi (used in TCM to promote blood circulation), white atractylodes rhizome (used in TCM to treat physical and mental fatigue), atractylodes macrocephala (used in TCM to control sweating) and gingko seeds (used in TCM to treat asthma), which we have been harvesting since December 2011 and began selling in bulk to third-party vendors in the fourth quarter of fiscal 2012.  While we have already devoted considerable resources, and may continue to do so in the foreseeable future, there is no assurance that we will ultimately recover our investments or that such endeavor will be profitable to us.

Any revenue that we may derive from our cultivation project, if any, is affected by the volatility of prices for TCM raw herbs.

The herbs that we are cultivating are sold in bulk to third-party vendors based on market prices primarily determined by TCM manufacturers and TCM trading companies in local markets.  Such market prices have increased significantly in recent years in response to changes in the supply of and demand for raw herbs for TCM, market uncertainty and a variety of additional factors that are beyond our control, including inflation, changes of weather, outbreak of disease, domestic government regulation, market speculation and overall economic conditions.  We do not and will not have control over the factors affecting prices for the plants that we are planning to distribute in the areas in which we intend to distribute them.  There can be no assurance that market prices, which historically have fluctuated widely, will continue to increase or remain stable and any future declines in prices will reduce any revenue, if any, that we may derive from our cultivation project.

Unforeseen and severe weather can reduce cultivation activity and lead to a decrease in anticipated harvest of the plants that are being cultivated on our leased land.

The climatic and seasonal factors such as weather conditions, level of rainfall and temperature may, among other things, affect the quality, overall supply and availability of raw herbs for TCM, including the plants that are being cultivated on our leased lands.  Sustained adverse weather conditions in Zhejiang Province in general and in Lin’an in particular where our cultivation site is located, such as rain, extreme cold or snow could disrupt or curtail cultivation and harvesting activities which in turn could reduce our anticipated harvest yields, delay the timing of our anticipated harvest and distribution, and negatively affect the quality of our harvest.  In addition, natural disasters such as fires, earthquakes, snowstorms, extreme climatic or weather conditions such as floods or droughts, or natural conditions such as crop disease, pests or soil erosion, may negatively impact the cultivation and harvest of the plants that are being cultivated on our leased land.  The occurrence of any of these may reduce the amount of revenue, if any, that we may derive from our cultivation project.

In addition, the actual climatic conditions of Zhejiang Province and of Lin’an in particular may not conform to historical patterns and may be affected by variations in weather patterns, including any potential impact of climate change.  The effects of climate change may produce more variable or severe weather events that can adversely affect our ability to cultivate and harvest successfully.  Each of these events could increase the cost of our cultivation project beyond our anticipation, which in turn could affect our overall profitability.

Should the plants that are being cultivated on our leased land ever become contaminated or deteriorate, we may be exposed to negative publicity about product safety which could have a negative impact on our financial condition.

Any contamination or deterioration of the plants that are being cultivated on our leased land could harm our reputation and business.  Any such contamination or deterioration could result in their recall and criminal or civil liability, and restrict our ability for further distribution, thereby reducing the potential returns, if any, on the resources and efforts that we have invested into our cultivation project.  Any resulting negative publicity could also drive consumers away from our pharmacies, which would have a material and adverse effect on our business, financial condition and results of operations.

We may also be affected by factors such as negative publicity resulting from the publication of industry findings, research reports or health concerns concerning the safety of TCM products produced in China or the plants that are being cultivated on our leased land in particular.  Such complaints and negative publicity may lead to a loss of consumer confidence and a reduction in the demand for TCM or the plants that we are cultivating.

We have limited control over the availability and the quality of the local farmers with whom we cooperate because we do not employ them directly.

We engage local farmers to harvest the plants being cultivated on our leased land.  We do not employ these farmers directly.  Instead, the farmers are recruited and employed by the local villagers’ committees that we negotiate with at harvest.  We have limited control over the availability and the quality of this labor.  A shortage of suitable laborers may adversely affect our harvest yields.

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

While e-commerce has existed in China since the 1990s, only recently have certain e-commerce companies in China become profitable.  Thus, the long-term viability and prospects of various e-commerce business models, and e-commerce generally, in China remain relatively untested.  Our future operating results from our online drugstore business will depend on numerous factors affecting the development of e-commerce in China, which may be beyond our control.  These factors include:

•	the growth of personal computer, Internet and broadband usage and penetration in China, and the rate of any such growth;
•	the trust and confidence level of consumers in online shopping in China, as well as changes in customer demographics and consumers’ tastes and preferences;
•	the selection, price and popularity of products that we and our competitors offer on websites;
•	whether alternative retail channels or business models that better address the needs of consumers emerge in China;
•	the development of fulfillment, payment and other ancillary services associated with online purchases; and
•	general economic conditions, particularly economic conditions affecting discretionary consumer spending.

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

Risks Related to Our Corporate Structure

Chinese regulations limit foreign ownership of Chinese pharmacy chain operating 30 or more stores and limit foreign ownership of Chinese medical clinics to Sino-foreign joint venture.  Our “Jiuzhou Grand Pharmacy” and “Lydia Grand Pharmacy” stores are operated by Jiuzhou Pharmacy and its subsidiary Shanghai Lydia, and our clinics are operated by Jiuzhou Clinic and Jiuzhou Service, all of which we control by means of contractual arrangements.  In addition, we control 51% of Jiuying Pharmacy through contractual arrangements.  The validity of such contractual arrangements is uncertain.  If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected.  If the PRC regulatory bodies determine that such contractual arrangements do not comply with PRC regulatory restrictions on foreign investment in drugstore and medical practice or in our business generally, we could be subject to severe penalties.  In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

Current PRC regulations limit any foreign investor’s ownership in a drugstore operator to 49.0% if such operator owns interests in more than 30 drugstores in China that sell a variety of branded pharmaceutical products sourced from different suppliers.  Since we do not own any equity interests in Jiuzhou Pharmacy (or its subsidiary Shanghai Lydia), but controls it through contractual arrangements with our wholly foreign owned enterprise (“WFOE”), Jiuxin Management, we have been advised by our PRC counsel, Allbright Law Offices (“Allbright”), that the regulations on foreign ownership of drugstores do not apply to us even if Jiuzhou Pharmacy or Shanghai Lydia expands beyond 30 stores.  In accordance with PRC regulations, we have 49% equity ownership of Jiuying Pharmacy (through Jiuxin Management and Shouantang Technology), but controls the remaining 51% through contractual arrangements.

Similarly, foreign ownership of medical practice in China is limited to means of Sino-foreign joint venture.  Since we do not have actual equity interest in Jiuzhou Clinic or Jiuzhou Service, but control these entities through contractual arrangements, Allbright has advised us that the PRC regulations restricting foreign ownership of medical practice are not applicable to us or our structure.

There are, however, uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of our contractual arrangements.  Although we have been advised by Allbright, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service, Jiuying Pharmacy and our three cofounders) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations.  If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable, and we may not be able to consolidate the operations of HJ Group or Jiuying Pharmacy with our results of operations.  In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements.  For example, pursuant to the PRC Property Rights Law that became effective on October 1, 2007, the pledge of any equity interests of a PRC private entity shall become effective once it is duly registered with the local branches of the State Administration for Industry and Commerce (“SAIC”).   Following the promulgation of the Property Law, SAIC further issued the Administrative Measures for Registrations of Share Pledge on September 1, 2008, which provided detailed procedural guidance for the local SAIC offices to handle the registrations of share pledge.  The Equity Pledge Agreement that forms a part of the contractual arrangements creates a legally binding obligation on the parties upon the execution date; however, the pledge established under such agreement does not become effective until due registration with local SAIC office.  On May 18, 2010, registration of the pledged equity interests in Jiuzhou Pharmacy was completed.

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

The Chinese government regulates drugstores and the practice of medicine including foreign ownership, and the licensing and permit requirements.  These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty.  As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations.  Issues, risks and uncertainties relating to Chinese government regulation of the industry include the following:

•
We only have contractual control over HJ Group and 51% of Jiuying Pharmacy.  We do not own them due to the restriction of foreign investment in pharmacy chains with 30 or more drugstores and foreign ownership of medical practice.

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

The interpretation and application of existing Chinese laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, pharmaceutical businesses in China, including our business

Our contractual arrangements with HJ Group, Jiuying Pharmacy and our cofounders may not be as effective in providing control over these entities as direct ownership.

We have no equity ownership interest in HJ Group, and rely on contractual arrangements to control and operate the HJ Group companies and their businesses.  And although we have 49% equity ownership of Jiuying Pharmacy, we likewise rely on contractual arrangements to control the remaining 51%.  These contractual arrangements may not be as effective in providing control over these companies as direct ownership.  For example, any one of them could fail to take actions required for our business despite its contractual obligation to do so.  If this were to happen, we may have to rely on legal remedies under Chinese law, which may not be effective.  In addition, we cannot assure you that our three cofounders will act in our best interests.

Because we rely on contractual arrangements to control HJ Group and Jiuying Pharmacy, and for substantially all of our revenue, the termination of such agreements will severely and detrimentally affect our continuing business viability under our current corporate structure.

Because neither we nor Jiuxin Management own equity interests of HJ Group, and only have 49% of Jiuying Pharmacy, the termination of our contractual arrangements with them would sever our ability to continue receiving payments from them under our current holding company structure.  In the event the contractual arrangements terminate, we will lose our control over them and their business operations, as well as our primary sources of revenue.  Should this occur, we may seek to acquire control of HJ Group and Jiuying Pharmacy through other means, although we cannot guarantee that we will do so, nor can we guarantee that we will be successful if we do.

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

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards.  Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their statutory surplus reserve fund until the accumulative amount of such reserves reach 50.0% of their respective registered capital.  As a result, our consolidated PRC entities are restricted in their ability to transfer a portion of their net income to us whether in the form of dividends, loans or advances.  As of March 31, 2012, our restricted reserves totaled RMB9,460,695 ($1,309,109) and we had unrestricted retained earnings of RMB215,854,168 ($ 31,429,100).  Our restricted reserves are not distributable as cash dividends.  Any limitation on the ability of our consolidated operating entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

Management members of HJ Group and Jiuying Pharmacy have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Mr. Lei Liu, our chairman and chief executive officer, is also the executive director of Jiuzhou Pharmacy, a general partner of Jiuzhou Clinic, the supervising director of Jiuzhou Service, and the legal representative of Jiuying Pharmacy.  Mr. Chong’an Jin, one of our directors, is the supervising director of Jiuzhou Pharmacy, the managing general partner of Jiuzhou Clinic, the executive director of Jiuzhou Service.  Ms. Li Qi, our corporate secretary and also a member of the board of directors, is the general manager of each of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service and a general partner of Jiuzhou Clinic.  Conflicts of interests between their respective duties to our company and HJ Group or Jiuying Pharmacy may arise.  As our directors and executive officers (in the case of Mr. Liu and Ms. Qi), they have a duty of loyalty and care to us under U.S. and Hong Kong law when there are any potential conflicts of interests between our company and HJ Group or Jiuying Pharmacy.  We cannot assure you, however, that when conflicts of interest arise, every one of them will act completely in our interests or that conflicts of interests will be resolved in our favor.  For example, they may determine that it is in HJ Group or Jiuying Pharmacy’s interests to sever the contractual arrangements with Jiuxin Management, irrespective of the effect such action may have on us.  In addition, any one of them could violate his or her legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment that HJ Group or Jiuying Pharmacy is obligated to remit to us under the consulting services agreement.

In the event that you believe that your rights have been infringed under the securities laws or otherwise as a result of any one of the circumstances described above, it may be difficult or impossible for you to bring an action against HJ Group or Jiuying Pharmacy, or our officers or directors who are members of their management, all of whom reside within China.  Even if you are successful in bringing an action, the laws of China may render you unable to enforce a judgment against the assets of HJ Group, Jiuying Pharmacy and their respective management, all of which are located in China.

Risks Related to Doing Business in China

Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service and Jiuying Pharmacy are subject to restrictions on making payments to us.

We rely substantially on our contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service and Jiuying Pharmacy for our revenue.  The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China.  We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.  See “Governmental control of currency conversion may affect the value of your investment.” Furthermore, if these companies incur debt on their own in the future, the instruments governing the debt may restrict their ability to make payments.  If we are unable to receive all of the revenues from our operations through these contractual arrangements, we may be unable to pay dividends on our common shares.

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

Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.  In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties.  In addition, the Chinese legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect.  As a result, we may not be aware of our violation of these policies and rules until sometime after the violation.  In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.

We are a holding company and conduct our business through our subsidiaries and controlled companies in the PRC.  In addition, all of our operating assets are located in, and all of our other senior executive officers (excepting our chief financial officer) reside within, China.  As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers and directors not residing in the United States, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.  Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.  As a result, our public shareholders may have substantial difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation with assets and management members located in the United States.

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

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions.  Our revenues, costs, and financial assets are mostly denominated in RMB while our reporting currency is the U.S. dollar.  Accordingly, this may result in gains or losses from currency translation on our financial statements.   We rely entirely on fees paid to us by our affiliated entities in China.  Therefore, any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars.  For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.  An appreciation of RMB against the U.S. dollar would result in foreign currency translation gain for financial reporting purposes when we translate our RMB denominated financial assets into U.S. dollar, as U.S. dollar is our reporting currency.

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

NASDAQ may delist our common stock from trading on the NASDAQ Capital Market for failing to maintain a minimum bid price of $1.00, which could limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on the NASDAQ Capital Market.  From April 1, 2012 through June 22, 2012, our stock had a closing bid price below $1.00 for approximately 20 non-consecutive trading days.  If our common stock share price falls below $1.00 for 30 consecutive trading days, NASDAQ’s Listing Qualifications Department may send us a notice for failing to meet the $1.00 minimum bid price as required under NASDAQ’s Listing Rule 5450(a)(1).  Upon receiving such notice, we may be given 180 calendar days pursuant to NASDAQ’s Listing Rule 5810(c)(3)(A) to regain compliance with the minimum bid price requirement.

If NASDAQ delists our common stock from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our common stock;
•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Techniques employed by manipulative short sellers in Chinese small-cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender.  The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.  As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in the PRC and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

Volatility in our common share price may subject us to securities litigation

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  As an illustration of such volatility, the closing price of our common stock during the 52 weeks preceding the date of this report ranged from a low of $0.95 to a high of $2.15.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may, in the future, be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

As of June 22, 2012, our directors and executive officers collectively controlled approximately 45.80% of our outstanding shares of stock entitled to vote on all corporate actions.  These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions.  This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us.  This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

We are subject to reporting obligations under the U.S. securities laws.  The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting.  We reported certain material weaknesses involving control activities, specifically control deficiency over accounting and finance personnel, in light of the continuing lack of sufficient experience by our accounting staff in U.S. GAAP-based reporting and SEC rules and regulations.  Such material weaknesses were noted for our fiscal years ended March 31, 2010, 2011 and 2012, based on factors including: (i) the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes; (ii) the significance of the audit adjustments impact on the overall financial statements; (iii) how appropriately we complied with U.S. GAAP on transactions; and (iv) how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.  As such, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

Although we believe that we have made significant efforts to address the foregoing weaknesses, we believe that our efforts to date have not yet been sufficient to fully remediate such weaknesses.  We will continue our efforts during the fiscal year ending March 31, 2013, although there can be no assurance that compliance will be achieved in this time frame.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year).  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.  Of the 13,571,553 shares of our common stock outstanding as of June 12, 2012, approximately 7,379,362 shares are, or will be, freely tradable without restriction, unless held by our affiliates as of such date.  Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.  If our cofounders and service consultants were to sell their shares, they would be subject to volume and/or other restrictions imposed by Rule 144.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our corporate headquarters and 57 of our drugstores, as well as the offices of Shouantang Technology, Jiuying Pharmacy and Quannuo Technology, are located in Hangzhou.  We also have three stores in Shanghai and four stores in Jiangshan.  The land on which herbal plants for TCM are being cultivated is located in Lin’an approximately 30 miles from Hangzhou.

As of the date of this report, we have entered into 97 operating leases for our headquarters, offices for all of our Chinese subsidiaries and VIEs and retail spaces for our stores with various terms, periods and other rental provisions.  All such leases are with third parties with the exception of our headquarters, which we are leasing from our chairman Mr. Lei Liu.  We believe that our leased properties are well maintained and in good operating condition, and are sufficient for our current business operations.  The leases do not contain any material escalating lease payments or contingent rental payment terms.  See Note 6, “Long Term Deposits,” and Note 17, “Commitments and Contingencies” of the footnotes to our audited financial statements for the fiscal years ended March 31, 2012 and 2011, included elsewhere in this report.

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

We are also leasing two pieces of land from The People’s Government of Qianhong Village, and have entered into 30-year lease in connection therewith in February 2010.  One piece of land is approximately 4.6 acres and is zoned for industrial use, and the other is approximately 48.6 acres of forestry land.  More than ten herb plants are currently being cultivated on both pieces of land.  The lease amount for the land was prepaid in full in May 2010.  See Note 7, “ Other Noncurrent Assets,” and Note 17, “Commitments and Contingencies,” of the footnotes to our audited financial statements for the fiscal years ended March 31, 2012 and 2011, included elsewhere in this report.

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

ITEM 4.  RESERVED

 PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock has been trading on the NASDAQ Capital Market under the symbol “CJJD” since April 22, 2010.  Our common stock was previously quoted on the Over-The-Counter Bulletin Board until April 21, 2010.  The following table sets forth the high and low bid information for our common stock for the periods indicated.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	Price per Share
	High	Low
Quarter ended
June 22, 2012 (1)	$1.29	$0.94
March 31, 2012	$1.41	$1.11

December 31, 2011	$1.78	$1.08
September 30, 2011	$2.38	$0.98
June 30, 2011	$2.76	$1.65
March 31, 2011	$5.60	$2.50

December 31, 2010	$6.10	$4.15
September 30, 2010	$6.94	$3.92

(1)	Through June 22, 2012.

Based on the records of our transfer agent, we had approximately 13,571,553 shares of common stock issued and outstanding as of June 22, 2012.

Holders

Based on the records of our transfer agent, there were 12 stockholders of record of our common stock as of June 22, 2012 (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

Recent Sales of Unregistered Securities

None during the three months ended March 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended March 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US$ and in accordance with accounting principles generally accepted in the United States.  See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into US$ at various pertinent dates and for pertinent periods.

Overview

We are a retailer and wholesale distributor of pharmaceutical and other healthcare products typically found in a retail pharmacy in the People’s Republic of China (“PRC” or “China”).  Prior to acquiring Jiuxin Medicine in August 2011 we were primarily a retail pharmacy operator.  Our drugstores provide customers with a wide variety of medicinal products, including prescription and OTC drugs, nutritional supplements, TCM products, personal care products, family care products, medical devices, as well as convenience products including consumable, seasonal and promotional items.  In addition to these products, we have licensed doctors of both western medicine and TCM onsite for consultation, examination and treatment of common ailments at scheduled hours.    Since May 2010, our retail business also includes an online drugstore that sells non-prescription OTC drugs and nutritional supplements.

In addition to our retail business, we operate a wholesale business distributing TCM herbs that we have been cultivating, and, through Jiuxin Medicine, third-party pharmaceutical products (similar to those we carry in our own pharmacies) primarily to trading companies throughout China.

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

Depreciation and Amortization

We depreciate our equipment assets using the straight-line method over the estimated useful lives of the assets.  We make estimates of the useful lives of the equipment (including the salvage values), in order to determine the amount of depreciation expense to be recorded during any reporting period.  We amortize leasehold improvements of our retail drugstores and other business premises over the shorter of five years or lease term.  A majority of our leases have a five-year term.  We estimate the useful lives of our other property and equipment at the time we acquire the assets based on our historical experience with similar assets as well as anticipated technological and other changes.  If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, we may shorten the useful lives assigned to these assets as appropriate, which will result in the recognition of increased depreciation and amortization expense in future periods.  There was no change to the estimated useful lives and salvage values during the years ended March 31, 2012 and 2011.

Impairment of Long-Lived Assets

We evaluate our long lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  No significant indication of impairment noted as of March 31, 2012.

Inventories

We state our inventory at the lower of cost or market.  Cost is determined using the “first in first out” method.  Market is the lower of replacement cost or net realizable value.  We carry out physical inventory counts on a monthly basis at each store and distribution location to ensure that the amounts reflected in the consolidated financial statements at each reporting period are properly stated and valued.  We record write-downs to inventory for shrinkage losses and damaged merchandise that are identified during the inventory counts.  The inventory write downs for the years ended March 31, 2012 and 2011 have been immaterial.

Results of Operations

           The following table summarizes our results of operations for the fiscal years ended March 31, 2012 and 2011.

	Years Ended March 31,
	2012		2011
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenues	$94,352,885	100.0%	$69,969,479	100.0%
Gross Profit	$27,562,801	29.2%	$21,142,094	30.2%
Selling Expenses	$8,498,240	9.0%	$4,838,745	6.9%
General and Administrative Expenses	$8,582,389	9.1%	$4,723,943	6.8%
Income from Operations	$10,482,172	11.1%	$11,579,406	16.5%
Other Income (Expense)	$187,865	0.2%	$127,172	0.2%
Changes in Fair Value of Purchase Option Derivative Liability	$118,807	0.1%	$249,225	0.4%
Income Tax Expenses	$2,648,365	2.8%	$3,523,345	5.0%
Net Income	$8,140,479	8.6%	$8,432,458	12.1%

Revenue.  We had two revenue streams for the fiscal year ended March 31, 2012: (i) store and online retail sales of pharmaceutical and other healthcare products, and (ii) wholesale distribution of pharmaceutical and other healthcare products, as well as our self-cultivated TCM herbs, primarily to third-party pharmaceutical trading companies.  Included in our wholesale revenue are: (i) wholesales of pharmaceutical and healthcare products that we purchased from third-party manufacturers or suppliers, (ii) wholesales of our cultivated TCM herbs, (iii) direct group sales or sales to non-distributors.  Although the overall gross profit of our wholesale business is comparatively lower than that of our retail business, the volume of our wholesale business is significant.

Our total revenue for fiscal 2012 increased by $24,383,406, or 34.8%, from the prior fiscal year’s revenue. Such increase was primarily due to the following reasons:

(1)
During fiscal 2012, we opened several new “Jiuzhou Grand Pharmacy” drugstores and also started to expand our online drug sales. Our retail store count increased to 61 as of March 31, 2012, from 53 stores a year ago. The increased number of stores brought new opportunities to sell our products and services to retail customers. Retail sales accounted for about 70% of our total revenue for the year ended March 31, 2012.  Same-store sales decreased by approximately $7.0 million or 10.1%, while our new stores contributed approximately $3.1 million to our revenue. We expect same-store sales will continue to decline as the frequency of government-mandated price controls and the number of drugs subject to price controls continue to rise and, to a lesser extent, with the shift of our group sales to our wholesale business.

(2)
We started our wholesale business after acquiring Jiuxin Medicine in August 2011, through which we have been distributing third-party pharmaceutical and healthcare products to pharmaceutical trading companies and other group customers.  In the fourth quarter of fiscal 2012, we also began distributing the TCM herbs that we have been cultivating, also to third-party pharmaceutical trading companies. Our wholesale business increased rapidly during fiscal 2012 because we introduced very competitive pricing to customers to stimulate sales. Sales from the wholesale business accounted for about 30% of our total revenue for the fiscal year ended March 31, 2012.

Annual Revenue by Segment

The following table sets for the breakdown of our revenue for our two business lines for the years ended March 31, 2012 and 2011:

	For the year ended March 31, 2012		For the year ended March 31, 2011
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$64,981,643	69%	$66,477,736	95%	$(1,496,093)	(2)%
Revenue from liquor sales	-	-	3,491,743	5%	(3,491,743)	(100)%
Revenue from online sales	1,092,705	1%	-	0%	1,092,705	100%
Sub-total of retail revenue	66,074,348	70%	69,969,479	100%	(3,895,131)	(6)%

Revenue from wholesale business			-
Revenue from Jiuxin Medicine	24,060,963	26%	-	0%	24,060,963	100%
Revenue from harvested TCM herbs	4,217,574	4%	-	0%	4,217,574	100%
Sub-total of wholesale revenue	28,278,537	30%	-	0%	28,278,537	100%
Total revenue	$94,352,885	100%	$69,969,479	100%	$24,383,406	35%

The revenue fluctuation between fiscal years ended March 31, 2012 and 2011 reflected the following combined factors:

(1)
Revenue from ”Jiuzhou Grand Pharmacy” stores decreased by approximately $3.9 million or 6% year over year, mainly due to two reasons.  Since the second quarter of 2011, the Hangzhou government has been gradually restricting retail drugstores within the city from organizing large-scale marketing promotions on the streets to give further rebate or discount to customers making purchases with government-sponsored medical insurance card.  Our promotional activities were curtailed accordingly, which impacted our retail sales revenue, especially from sales of certain prescription drugs covered by the medical insurance card.  In addition, the government subjected more drugs to price control in October 2011, which caused us to reduce prices for some of the affected drugs and stop carrying others at our pharmacies, which especially impacted our revenue for the three months ended March 31, 2012.

(2)
The decrease in retail revenue was also affected by the relocation of three retail stores due to building demolishment ordered by the local government.  As a result of the time lost to relocating to and readying the new store locations, sales from these three stores were down for the fiscal year ended March 31, 2012.

(3)
Another factor for the decreased retail revenue is the shift of group sales from Jiuzhou Pharmacy’s retail business to Jiuxin Medicine’s wholesales business. We originally recorded group sales under Jiuzhou Pharmacy’s retail system in the prior year. But starting in August 2011, such sales have been recorded under Jiuxin Medicine’s wholesale system because we believe group sales are essentially wholesale in nature.  Accordingly, $15.5 million in group sales that would have otherwise been recorded under Jiuzhou Pharmacy have now been recorded under Jiuxin Medicine, including $8.9 million during the fourth quarter of fiscal 2012. Such internal re-allocation of sales revenue between our retail and wholesale businesses affected the comparison of our retail sales for fiscal 2012 versus fiscal 2011, but has no impact on our consolidated financial statements.

(4)
The decrease in retail sales was also affected by our decision to stop selling Chinese white liquor during fiscal 2012.  We had $3.4 million in liquor revenue in the last two quarters of fiscal 2011, but report no liquor revenue for the entire fiscal 2012.

(5)
For fiscal 2012, we reported online sales of approximately $1.09 million under Quannuo Technology, primarily from selling OTC drugs and nutritional supplement products to individual customers.  Online sales are opening a new opportunity to expand our business. Our online sales are included and reported under our retail business line.

(6)
The acquisition of Jiuxin Medicine in August 2011 has enabled us to sell pharmaceutical and other healthcare products to wholesale and group customers throughout China, primarily third-party trading companies. As a drug wholesaler, Jiuxin Medicine strives to increase its volume to better gain leverage when negotiating prices with suppliers. In order to expand our wholesale business in a competitive environment, we have had to lower our selling price at times, but were in turn able to fulfill several large sales orders. In addition, we have put much effort in developing our wholesale customer base and adjusting our wholesale product offerings.  As a result, and coupled with the shifting of $15.5 million in group sales from our Jiuzhou Pharmacy’s retail business to Jiuxin Medicine’s wholesale business discussed above (including $8.9 million during the last quarter of fiscal 2012), our wholesale revenue increased rapidly in a relatively short span of time, and accounted for approximately 30% of our total revenue for fiscal 2012.

(7)
For the year ended March 31, 2012, we also reported $4.2 million in revenue from a new line of wholesale business - selling our self-cultivated TCM herbs. We began harvesting the plants at the end 2011, and selling them in bulk to third-party wholesalers during the fourth quarter of 2012.

Revenue by Segment and Quarter

The following table sets for the breakdown of our revenue for our two business lines for the years ended March 31, 2012 and 2011:

	Year ended March 31,		Variance by	% of
	2012	2011	amount	change
Revenue from retail business
First quarter ended June 30, 2011	21,427,859	15,207,428	6,220,431	41%
Second quarter ended September 30, 2011	18,799,919	15,678,170	3,121,749	20%
Third quarter ended December 31,2011	18,123,907	18,042,309	81,598	0%
Fourth quarter ended March 31, 2012	7,722,663	21,041,572	(13,318,909)	(63)%
Total revenue from retail business	66,074,348	69,969,479	(3,895,131)	(6)%

Revenue from wholesale business
First quarter ended June 30, 2011	-	-	-	N/A
Second quarter ended September 30, 2011	3,425,028	-	3,425,028	N/A
Third quarter ended December 31,2011	7,520,042	-	7,520,042	N/A
Fourth quarter ended March 31, 2012	17,333,467	-	17,333,467	N/A
Total revenue from wholesale business	28,278,537	-		N/A
Total revenue	$94,352,885	$69,969,479	$24,383,406	35%

The primary reason for the 6% decline in our retail revenue from fiscal 2011 to fiscal 2012 is the almost 63%, or $13,318,909, drop in retail revenue for the three months ended March 31, 2012 as compared to the same period last fiscal year. Such decline is primarily attributed to the government subjecting additional drugs to price control in October 2011, which affected some of our selling prices. In response, we reduced our prices in some instances and ceased carrying products in other instances. The significance of this decline has offset all previous quarterly increases during fiscal 2012.  During the three months ended March 31, 2012, we also fully shifted our entire group sales previously recorded in our retail business to our wholesale business. In addition, our three store relocations during the fourth quarter of fiscal 2012 resulted in a $1.5 million period-over-period decline in sales. Another reason for the decline of our fourth quarter retail sales on a year-to-year basis was the termination of our white liquor sales in fiscal 2012, which contributed $3.4 million for the fourth quarter of fiscal 2011. Despite  the significant decline of our retail sales, however, we were able to make up lost grounds with our entry into, and expansion of, the wholesale business. As a result, our overall revenue for the year ended March 31, 2012 increased from the prior year, and we believe we are in position to continue to grow our wholesale business to hedge against any further decline to our retail business, especially if Jiuxin Medicine can become qualified to supply to hospital-affiliated pharmacies.  We intend, however, to remain competitive with our retail business, and plan to open more upscale, service-oriented pharmacies to further differentiate ourselves from our competitors.

Revenue from Wholesale Business

The primary increase in our wholesale business was a result of our fourth quarter revenue of $17.3 million that constituted 61% of our wholesale business for the year. This increase was a result of the sales of our self-cultivated TCM herbs of approximately $4.2 million, and $8.9 million of group sales that are now being handled through our wholesale business. Part of our shift to wholesale business is in anticipation of capturing opportunities that may be created by upcoming medical reforms aimed at hospitals. Coupled with new constraints on retail pharmacies (such as the Hangzhou government’s restriction on promotional activities), we hope to transform ourselves into a combined retail and wholesale operation in order to give us more operating flexibility and reduce our reliance on one primary revenue source.

The significant decline in our retail business as discussed earlier has also reinforced our decision to shift some of our operating focus to our wholesales business, from which we may see bigger future growth potentials, especially if Jiuxin Medicine can become qualified to supply to hospital-affiliated pharmacies. In order to do so, Jiuxin Medicine must rapidly scale the volume of its business.  Accordingly, despite the good start of our wholesale business in fiscal 2012, our focus in the near term will be to continue building Jiuxin Medicine’s wholesale business volume.

Gross Profit.  Our gross profit increased by $6,420,707 or 30.4% from a year ago mainly due to increase in sales.   Our gross margin of 29.2% is a slight decrease from 30.2% a year ago mainly due to lower profit margin from Jiuxin Medicine’s wholesale activities.  As our wholesale business continues to grow, we anticipate that our overall gross profit margin may continue to decline.

The gross margin of our retail business was, on average, approximately 33.0% and 30.2% during the years ended March 31, 2012 and 2011, respectively. The gross margin, on average, of our wholesale business was 20.4% and 0%, respectively.  Our retail gross margin during the fourth quarter was 31% as a result of the price controls placed on certain products by the government. Our ability to maintain our margin will depend on the future regulations that the government places on retail pharmacies.

The gross margin of our wholesale business improved during the fourth quarter as a result of several factors including the $4.2 million of TCM sales as a result of cultivating our herbs and the previously mentioned group transfer of group sales to from our retail pharmacies to our wholesale business. The margin for our harvested TCM sold during the fourth quarter of fiscal year 2012 was approximately 89% while group sales typically reflect the margins we have in our retail business.

Sales and Marketing Expenses.  Our sales and marketing expenses increased by $3,659,495 or 75.6% from a year ago as a result of increased rent, labor amortization costs, and promotion activities for our online pharmacy and wholesale business.  Sales and marketing expenses as a percentage of our revenue increased to 9.0%, from 6.9% a year ago.  We expect that our sales and marketing expenses will increase as we continue to expand our store network, online pharmacy and wholesale business.

General and Administrative Expenses.  Our general and administrative expenses increased by $3,858,446 or 81.7% from a year ago.  General and administrative expenses as a percentage of our revenue increased to 9.1% from 6.8% for the year ended March 31, 2011.  The increase in absolute dollars as well as a percentage of revenue related to professional fees incurred as a U.S. publicly traded company, increased salaries, and administration cost related to new business such as Jiuxin Medicine.  As we continue to open drugstores, further develop our infrastructure, and incur expenses related to being a U.S. public company, we anticipate that our general and administrative expenses will increase in absolute dollars as well as a percentage of total revenues.

Income from Operations.  As a result of increase in both sales and marketing expenses and general and administrative expenses, our income from operations decreased by $1,097,234 or 9.5% from a year ago.  Our operating margin for the years ended March 31, 2012 and 2011 was 11.1% and 16.5%, respectively.

Income Taxes.   Our income tax expense decreased by $874,980 from a year ago, as a result of lower taxable income and an income-tax waiver granted to Qianhong Agriculture.

Net Income.   As a result of the foregoing, our net income decreased by $291,979 from a year ago.

Liquidity

In summary, our cash flows for the periods indicated are as follows:

	March 31,
	2012	2011
Net cash (used in) provided by operating activities	19,967,243	(5,183,748)
Net cash used in investing activities	(14,862,667)	(5,250,092)
Net cash (used in) provided by financing activities	(7,934,286)	15,770,507

For the fiscal year ended March 31, 2012, cash provided by operating activities amounted to $19,967,243, as opposed to $5,183,748 used in operating activities a year ago.  The change is primarily attributable to increases in accounts payable of $14,716,869, increases in advances to suppliers of $11,310,036 and increase in other current assets of $12,787,955, offset by a $13,977,788 decrease in trade accounts receivable and a decrease of $3,997,040 in other payables and accrued liabilities.

For the fiscal year ended March 31, 2012, net cash used in investing activities amounted to $14,862,667, as compared to net cash of $5,250,092 used in investing activities a year ago.  The change is primarily attributed to increase in purchasing properties and equipments of $4,472,129, increase in payments on leasehold improvements and construction-in progress, and increase in cash of $2,701,358 used in acquiring Jiuxin Medicine.

For the fiscal year ended March 31, 2012, net cash used in financing activities amounted to $7,934,286, as opposed to $15,770,507 provided by financing activities a year ago.  The change was a result of the $15.7 million in net proceeds that we raised in a public offering of our common stock in April 2010 and payments of notes of $8,230,193.

As of March 31, 2012, we had cash of $3,833,216.  As of March 31, 2012, we had $47,848,062 in total current assets and $22,575,269 in total current liabilities, which resulted in a net working capital of $25,272,793.

Capital Resources

In April 2010, we completed a public offering of 3.5 million shares of our common stock at a price of $5.00 per share resulting in gross proceeds of $17.5 million and net proceeds of $15.7 million after deducting commissions and all other expenses.  We have an obligation to contribute $9 million to complete a registered capital requirement for Shouantang Technology by July 2012, but we are currently applying to reduce that amount.  We believe that with our projected working capital for the next twelve months, we will be able to meet our obligations for the next twelve months.  However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between four to five years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Years ending March 31,
2013	$4,253,130
2014	3,732,591
2015	3,275,615
2016	1,913,631
2017	1,003,128
Thereafter	3,538,034

Logistics Services Commitments

We terminated our agreement with Yingte Logistics in April 2011, and now use Jiuxin Medicine’s facility as our distribution center.    Jiuxin Medicine previously outsourced its delivery functions to Yingte Logistics, but such arrangement expired on March 31, 2012. Since then, Jiuxin Medicine has been using its own vehicles and staff to deliver our products.

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

Until July 21, 2005, RMB had been pegged to USD at the rate of RMB8.30: USD$1.00.  On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies.  In addition, the exchange rate of RMB to USD was adjusted to RMB8.11: USD$1.00 as of July 21, 2005.  The People’s Bank of China announces the closing price of a foreign currency such as USD$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day.  The daily trading price of USD against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±1% around the unified exchange rate published by the People’s Bank of China.  This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.  Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this report were as follows:

	March 31, 2012	March 31, 2011
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1:RMB 0.1581	USD1:RMB 0.1527

Amounts included in the statement of operations, statement of changes in stockholders' equity and statement of cash flows for the period/ year ended	USD1:RMB 0.1561	USD1:RMB 0.14909

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

The consolidated financial statements and financial statement schedule are included in Part III, Item 15 (a) (1) and (2) of this report.

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

As of March 31, 2012, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were ineffective at the reasonable assurance level.  Such conclusion is due to the presence of material weakness in internal control over financial reporting as described below.  Management anticipates that our disclosure controls and procedures will remain ineffective until such material weakness are remediated.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2012 due to the following material weaknesses:

Accounting and Finance Personnel Weaknesses - As noted in Item 9A of our annual reports on Form 10-K for both fiscal years ended March 31, 2010 and 2011, management concluded that in light of the inexperience of our accounting staff with respect to the requirements of U.S. GAAP-based reporting and SEC rules and regulations, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

  Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2012 considered the same factors, including:

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

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel should continue to be a material weakness as of March 31, 2012, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

Subsequent to the fiscal year ended March 31, 2010, our management identified the steps it believes are necessary to address the weaknesses described above, and had expected that we would satisfactorily address the control deficiencies and weaknesses relating to these matters by the end of our fiscal year ending March 31, 2011.  During the fiscal year ended March 31, 2011, we hired additional accounting staff, and during the fiscal year ended March 31, 2012, we engaged an outside consultant.  Although we believe that we have made significant progress to address the weaknesses described above, we believe that our efforts to date have not yet been sufficient to fully remediate such weaknesses.  We will continue our efforts during the fiscal year ending March 31, 2013, although there can be no assurance that compliance will be achieved in this time frame.

This report does not include an attestation report of our independent registered accounting firm regarding internal control over financial reporting.  The management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors and fraud.  Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment
Lei Liu	47	Chief Executive Officer and Chairman of the Board of Directors	September 17, 2009
Ming Zhao	36	Chief Financial Officer	August 1, 2011
Li Qi	39	Secretary and Director	October 23, 2009
Chong’an Jin	48	Director	October 23, 2009
Bennet P. Tchaikovsky	43	Director	August 1, 2011
Marc Thomas Serrio	53	Director	March 15, 2010
Bowen Zhao	76	Director	March 15, 2010
Yuehai Ke	40	Director	March 15, 2010
Shuizhen Wu	62	Director	March 15, 2010
Xiaomeng Yu	33	Director	March 15, 2010

Biographical Information of Our Current Directors and Executive Officers

Lei Liu is one of our three cofounders, and is the executive director of Jiuzhou Pharmacy, a general partner of Jiuzhou Clinic, and the supervising director of Jiuzhou Service.  From December 1997 to August 2003, Mr. Liu worked as a general manager of Tai He Drugstore, which is not related to or affiliated with us.  From September 1992 to November 1997, Mr. Liu was an administration official of Hangzhou Medical Junior College, his alma mater, where he was also a researcher and an anatomy instructor from September 1983 to July 1992.  Mr. Liu has been a licensed researcher in the PRC since September 1988.  As the founder responsible for our vision and direction, Mr. Liu is invaluable to us and our board of directors.

Ming Zhao is our chief financial officer.  From September 2010 to July 2011, Mr. Zhao was a senior manager at CFO Oncall, Inc., a financial consulting firm providing CFO services to U.S.-listed, China-based publicly traded companies.  Through CFO Oncall, Inc., Mr. Zhao had been consulting for us since January 2010.  From December 2006 through August 2010, Mr. Zhao was a senior auditor at Sherb & Co., LLP.  From January through June 2003, Mr. Zhao worked as a financial analyst at Microsoft Corporation.  None of these companies is related to or affiliated with us.  Mr. Zhao is a licensed certified public accountant.  He graduated with a bachelor’s degree in accounting from Central University of Finance and Economic in Beijing in July 1999, and obtained a master’s degree in professional accounting from the University of Washington in December 2002.

Li Qi is one of our three cofounders and is currently the general manager of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as a general partner of Jiuzhou Clinic.  From January 2000 to June 2003, Ms. Qi worked as a general manager of Zhejiang Yikang Drugstore, which is not related or affiliated to us.  From October 1991 to January 2000, Ms. Qi worked in the Branch Hospital of Hangzhou No. 1 People’s Hospital as a nurse.  Ms. Qi is a licensed TCM pharmacist in the PRC and is a 1991 graduate of Hangzhou Nurse School.  As the founder overseeing our day-to-day corporate operations, Ms. Qi is invaluable to us and our board of directors.

Chong’an Jin is one of our three cofounders and is presently the supervising director of Jiuzhou Pharmacy, the executive director of Jiuzhou Service and the managing general partner of Jiuzhou Clinic.  From June 1996 to September 2003, Mr. Jin worked as a general manager for Hangzhou Qiantang Medical Outpatient Clinic, which is not related or affiliated to us.  From December 1991 to October 1994, he worked in Hangzhou Hospital of Traditional Chinese Medicine as a physician of western medicine.  From September 1988 to December 1991, Mr. Jin worked in Zhejiang Tumor Hospital as a physician of western medicine.  In July 1988, Mr. Jin received a B.S. in Medicine from Sun Yat-sen Medical University, and is a licensed pharmacist in the PRC.  As the founder overseeing our pharmacists and medical clinic personnel, Mr. Jin is invaluable to us and our board of directors.

Bennet P. Tchaikovsky was our chief financial officer from September 2009 to July 2011, and is presently the chief financial officer of VLOV, Inc.  From May 2008 through April 2010, Mr. Tchaikovsky was the chief financial officer of Skystar Bio-Pharmaceutical Company on a part time basis.  From March 2008 through November 2009, Mr. Tchaikovsky served as a director of Ever-Glory International Group.  From December 2008 through November 2009, Mr. Tchaikovsky served as a director of Sino Clean Energy, Inc.  From July 2004 through October 2007, Mr. Tchaikovsky served as the chief financial officer of Innovative Card Technologies, Inc.  Mr. Tchaikovsky acted as a consultant to Innovative Card Technologies from November 2007 until July 2008.  None of these companies is related to or affiliated with us.  Mr. Tchaikovsky is a licensed Certified Public Accountant and an inactive member of the California State Bar.  He received a B.A. in Business Economics from the University of California at Santa Barbara, and a J.D. from Southwestern University School of Law.  Our board of directors has determined that Mr. Tchaikovsky should serve as a director given his knowledge of our company as our former chief financial officer, as well as his extensive public company and accounting backgrounds.

Marc Serrio is chief financial officer of Ready Pac Foods, Inc., a position he has held since January 2011.   He is also founder and president of MTS Advisory since January 1996 which specializes in providing financial executive services to early stage and middle market companies in various industries.  Mr. Serrio was interim chief financial officer and interim chief operating officer of Kate Somerville LLC from July 2008 to March 2009, chief financial officer of Detection Logic, Inc. from November 2005 to March 2008, and chief financial officer of TriTech Software Systems from March 1999 to November 2005.  None of these companies is related to or affiliated with the Company.  Mr. Serrio is a graduate of the Marshall School of Business at the University of Southern California, with a B.S. in business administration in 1981 and a M.B.A. with emphasis on investment finance and business economics in 1985.  Our board of directors has determined that Mr. Serrio should serve as a director given his senior level management experience in finance and accounting areas.

Bowen Zhao is a senior economist who has dedicated the past 54 years toward the development of the pharmaceutical industry in Zhejiang Province.  Mr. Zhao is currently the deputy president of Zhejiang Province Industry and Economic Association, Zhejiang Province Entrepreneur Association and China Commercial Pharmacy Association, positions he has held since December 1994.  In September 1996, Mr. Zhao was instrumental in organizing Zhejiang Province Commercial Pharmacy Association (which became Zhejiang Province Pharmaceutical Industry Association in September 2002), and has served as its president since its founding.  Mr. Zhao has been with Zhejiang Pharmaceutical Co., Ltd., which is not related to or affiliated with us, since September 1983 and is currently its deputy manager.  Mr. Zhao has been with Zhejiang Province Pharmaceutical Administration since May 1995, and is currently its deputy director.  Mr. Zhao’s active involvements with regional trade groups and organizations provide us with valuable insights on issues and trends that are relevant to us and our business.

Yuehai Ke is a professor of molecular genetics and cell signal transduction at the Department of Basic Medicine at Zhejiang University’s School of Medicine since September 2007, where he also advices doctorate candidates.  Dr. Ke graduated from Zhejiang University in 1995, where he majored in biochemistry.  After graduation, Dr. Ke joined the Chinese Center for Disease Control and Prevention from September 1995 to July 1998.  Dr. Ke obtained his master degree in medicine in 1998 from Fudan University, where he studied genetic disease of human multiple genes, and his doctorate degree in 2001 also from Fudan University.  In 2000, Dr. Ke was an exchange student at the School of Public Health at the University of Texas in Houston.  From February 2002 to September 2007, Dr. Ke studied cell signal transduction at the Cancer and Stem Cell Research Center of the Burnham Medical Research Institute in California.  From September 2005 to September 2007, Dr. Ke was an associate professor at the Chinese Academy of Medical Sciences & Peking Union Medical College, focusing his research and studies on the application development of cell kinetics models and genetic analysis.  Given Dr. Ke’s academic stature and accomplishments, his presence on our board of directors enhances our Company reputation and image in the markets where we operate.

Shuizhen Wu has been with Zhejiang No. 1 Hospital, which is affiliated with Zhejiang University’s School of Medicine, since July 2005, where she is currently a researcher and senior management personnel.  From July 1978 to May 1994, Dr. Wu served as deputy director of the medical faculty at Zhejiang Medical University.  Dr. Wu is a 1978 graduate of Zhejiang Medical University.  Through Dr. Wu’s association with the top regional medical facilities, we have access to, and the ability to recruit from, the top graduates for our pharmacies and medical clinics.

Xiaomeng Yu is president of China Mingsheng Bank’s Xiasha branch in Hangzhou, where he was previously its senior client manager from October 2005 to July 2008.  From August, 2003 to September 2005, Mr. Yu was translator and site manager for Hangzhou Road Engineering Equipment Co., Ltd.  None of these companies is related to or affiliated with the Company.  Mr. Yu graduated from Japan’s Daito Bunka University in September 2003 with a degree in business management.  Mr. Yu’s standing in and knowledge of the Hangzhou business community serves as an important bridge between us and the financial institutions with whom we may desire to do business with.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended March 31, 2012, our directors, executive officers and holders of 10% or more of our common stock complied with Section 16(a) filing requirements applicable to them.

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

During the fiscal year ended March 31, 2012, our board of directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of directors	4	4
Audit committee	1	1
Compensation committee	1	1
Nominating committee	1	1

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

The responsibilities of our audit committee include:

•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;
•
appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•
overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•
meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters; and

•
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

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended March 31, 2012 and 2011 by (i) our CEO (principal executive officer), (ii) our CFO (principal financial officer), and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year ended March 31,	Salary ($)	Bonus ($)	Stock Awards ( $)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Lei Liu,	2011	22,000	-0-	-0-	-0-	-0-	-0-	-0-	22,000
CEO (2)(3)	2012	23,700	-0-	1,776	-0-	-0-	-0-	-0-	25,476
Bennet P. Tchaikovsky,	2011	100,000	-0-	61,796	-0-	-0-	-0-	-0-	161,796
Former CFO (4)	2012	25,000	-0-	15,944	-0-	-0-	-0-	-0-	40,944
Ming Zhao	2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Current CFO (5)	2012	66,000	-0-	22,636	-0-	-0-	-0-	-0-	88,636
Li Qi, Secretary (2)(6)	2011 2012	20,000 21,600	-0- -0-	-0- 1,534	-0- -0-	-0- -0-	-0- -0-	-0- -0-	20,000 23,134
______________________
(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes.
(2)	Salary as reported is based on interbank exchange rate of RMB 6.3251 to $1.00 on March 31, 2012.
(3)
Mr. Liu’s compensation under “Stock Awards” for the fiscal year ended March 31, 2012, comes from the restricted stock award granted to him on January 16, 2012 under our 2010 Equity Incentive Plan (the “Plan”).

(4)
Mr. Tchaikovsky’s compensation under “Stock Awards” for the fiscal year ended March 31, 2011, represents 13,261 shares of common stock in connection with the Loanout agreement for his services dated May 14, 2010, including 9,261 shares vested as of March 31, 2011 pursuant to a vesting schedule and 4,000 shares issued as a bonus.  Mr. Tchaikovsky’s compensation for the fiscal year ended March 31, 2012, reflects compensation through his resignation as our CFO effective August 1, 2011, including the following shares issued to him under the Plan: 739 shares issued to him pursuant to the vesting schedule in a Loanout Agreement dated May 14, 2010, and 4,613 shares issued to him pursuant to a Restricted Stock Award Agreement dated August 1, 2011.

(5)
Mr. Zhao’s compensation for the fiscal year ended March 31, 2012, reflects compensation since his appointment as our CFO effective August 1, 2011.  Mr. Zhao’s compensation under “Stock Awards” includes 13,315 shares issued to him as of March 31, 2012 pursuant to the vesting schedule in a Restricted Stock Award Agreement dated August 1, 2011, under the Plan.

(6)	Ms. Qi’s compensation under “Stock Awards” for the fiscal year ended March 31, 2012, comes from the restricted stock award granted to her on January 16, 2012 under the Plan.

Outstanding Equity Awards at Fiscal Year Ended March 31, 2012

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable	Equity incentive plan awards: number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Lei Liu (1)	–	–	–	–	–	–	–	22,000	$25,960
Ming Zhao (2)	–	–	–	–	–	–	–	28,000	$23,510
Li Qi (3)	–	–	–	–	–	–	–	19,000	$22,420
 ______________________
(1)	The shares were granted pursuant to a Restricted Stock Award Agreement dated January 16, 2012, under the Plan. All of the shares will vest on January 16, 2015.
(2)
Includes 20,000 shares granted pursuant a Restricted Stock Award Agreement dated August 1, 2011, under the Plan, of which 5,000 shares will vest on each of August 1, 2012, November 1, 2012, February 1, 2013 and May 1, 2013.   Also includes 8,000 shares granted pursuant to a Restricted Stock Award Agreement dated January 16, 2012, under the Plan, all of which will vest on January 16, 2015.

(3)	The shares were granted pursuant to a Restricted Stock Award Agreement dated January 16, 2012, under the Plan. All of the shares will vest on January 16, 2015.

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

Agreements with Ming Zhao

We entered into an employment agreement with Mr. Zhao dated as of August 1, 2011, under which Mr. Zhao is serving as our chief financial officer for a term of two years commencing August 1, 2011, for annual compensation of $100,000, payable in monthly installments, as well as a one-time grant of 40,000 shares of our common stock (the “Shares”) under our 2010 Equity Incentive Plan.  Mr. Zhao is also entitled to expense reimbursement and to be included as an insured under our directors and officers insurance policy with coverage of $5,000,000.  During his employment, Mr. Zhao is subject to certain restrictive covenants, including (i) prohibition against engaging in any work that competes with us and our business and soliciting our customers, potential customers and employees, and (ii) requirement to maintain our confidential information.

Mr. Zhao’s employment agreement terminates upon his death or disability.  If Mr. Zhao is unable to perform his duties for 60 days during any 12-month period, we may also terminate the employment agreement upon 30-day written notice.  We may also terminate the employment agreement for cause, upon notice if at any time Mr. Zhao commits (a) fraudulent, unlawful or grossly negligent conduct in connection with his employment duties; (b) willfully misconduct; (c) willful and continued failure to perform his duties; (d) any felony or any crime involving moral turpitude; (e) violation of any of our material policy; or (f) any material breach of any written agreement with us.  Mr. Zhao may terminate his employment agreement immediately upon written notice if we breach our agreement with him.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended March 31, 2012:

DIRECTOR COMPENSATION TABLE
Name	Fiscal Year ended March 31,	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu (2)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Li Qi (2)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chong’an Jin (3)	2012	21,600	1,534	-0-	-0-	-0-	-0-	23,134
Shike Zhu (4)	2012	-0-	-0-	-0-	-0-	-0-	-0-	0
Marc Thomas Serrio (5)	2012	-0-	40,000	-0-	-0-	-0-	-0-	40,000
Bennet P. Tchaikovsky (6)	2012	20,000	6,659	-0-	-0-	-0-	-0-	26,659
Bowen Zhao	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yuehai Ke	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Shuizhen Wu	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Xiaomeng Yu	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes.
(2)	This individual’s compensation is reflected in the Summary Compensation Table on page 49 above.
(3)	Mr. Jin’s compensation under “Stock Awards” comes from the restricted stock award granted to him on January 16, 2012 under the Plan.
(4)	Mr. Zhu resigned on August 1, 2011.
(5)	Mr. Serrio’s compensation under “Stock Awards” represents 11,268 shares issued to him in connection with his director offer letter dated March 15, 2010 and continued on March 15, 2011.
(6)
Mr. Tchaikovsky was appointed to the board of directors on August 1, 2011.  His compensation under “Stock Awards” represents 3,917 shares vested as of March 31, 2012, pursuant to the vesting schedule in a Restricted Stock Award Agreement dated August 1, 2011, under the Plan.

We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity, although we have entered into certain agreements with a director as described below.   We intend to develop such a policy in the near future.

Agreements with Directors

Agreements with Marc Thomas Serrio

On March 15, 2010, we entered into an agreement with Mr. Serrio in the form of a director offer letter, pursuant to which we have agreed to compensate him $40,000 annually for his services as a director and audit committee financial expert and chairman, in the form of restricted shares of our common stock payable in four quarterly installments beginning with the quarter ending March 31, 2010.  Additionally, we are obligated to obtain and maintain a directors and officers’ insurance policy, and to include Mr. Serrio as an insured under such policy.  Our agreement with Mr. Serrio was continued on March 15, 2011 and 2012 under the same terms.

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

Agreements with Bennet P. Tchaikovsky

On August 1, 2011, we entered into an agreement with Mr. Tchaikovsky in the form of a director offer letter, pursuant to which we have agreed to compensate him $40,000 annually for his services as a director, including $30,000 in cash payable in twelve equal monthly installments on the first day of each month commencing August 1, 2011, and $10,000 of shares under the Plan.  Mr. Tchaikovsky is also entitled to be included as an insured under our directors and officers insurance policy with coverage of $5,000,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	323,897	4.98	1,701,103
Equity compensation plans not approved by security holders	—	—	—
TOTAL	323,897	4.98	1,701,103

On September 21, 2010, our board of directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”).  The maximum number of shares that may be issued under the Plan is 2,025,000 shares of our common stock.  The Plan was approved by our shareholders at our annual meeting held on November 2, 2010.  Under the Plan, the Company may issue common stock and/or options to purchase common stock to our officers, directors, employees and consultants.  The Plan is administered either by our board of directors or a committee that it designates comprising of at least two “non-employee” directors.  The board (or the committee if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan.  As of March 31, 2012, there were 1,998,103 shares of our common stock remaining available for future issuance under the Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on June 22, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.  To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
Executive officers and directors: (1)	Number of Shares beneficially owned (2)	Percentage of class beneficially owned (3)
Lei Liu, chief executive officer and chairman of the board of directors (4)	6,030,000	44.43%
Ming Zhao, chief financial officer (5)	26,000	*
Li Qi, Secretary and Director (4)	6,030,000	44.43%
Chong’an Jin, Director (4)	6,030,000	44.43%
Bennet P. Tchaikovsky, Director (6)	124,496	*
Marc Thomas Serrio (7)	34,695	*
Bowen Zhao (8)	0	0%
Yuehai Ke (9)	0	0%
Shuizhen Wu (10)	0	0%
Xiaomeng Yu (11)	0	0%
All directors and executive officers as a group (10 persons)	6,215,191	45.80%

5% Shareholders: (1)
Super Marvel Limited (4)	6,030,000	44.43%

*	Less than 1%.
(1)	Unless otherwise noted, the address for each of the named beneficial owners is: Room 507-513, 5th Floor, A Building, Meidu Plaza, Gongshu District, Hangzhou, Zhejiang Province, China.
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

(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 13,571,553 shares outstanding as of June 22, 2011.
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

(5)	Includes 5,000 shares to which Mr. Zhao has the right to acquire within 60 days of June 22, 2012.
(6)	Bennet P. Tchaikovsky’s address is: 6571 Morningside Drive, Huntington Beach, CA 92648. Includes 1,470 shares to which Mr. Tchaikovsky has the right to acquire within 60 days of June 22, 2012.
(7)	Marc Thomas Serrio’s address is: P.O. Box 91836, Pasadena, California 91109. Includes 16,530 shares to which Mr. Serrio has the right to acquire within 60 days of June 22, 2012.
(8)	Bowen Zhao’s address is: Room 1315, Hualong Business Building, No. 110 N. Ganshan Road, Hangzhou, China 310000.
(9)	Yuehai Ke’s address is: 388 Yuhangtang Road, Hangzhou, China 310058.
(10)	Shuizhen Wu’s address is: Room 2302, #20 Building, Hanlinguan Daxue Road, Hangzhou, China 310000.
(11)	Xiaomeng Yu’s address is: Wen Hui Guan Quen Fang 7-2, No. 3 Street, Baiyang Street, Economic Commercial and Technological Development Area, Hangzhou, China 310018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below are our related party transactions since April 1, 2010:

Our Officers and Directors’ Relationship with Us, Our Subsidiaries and VIE

As described in “Business – Our Corporate History and Structure” above, we control HJ Group through contractual arrangements between Jiuxin Management, our wholly-owned subsidiary, and each of Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic.  HJ Group is owned by our three cofounders, Lei Liu, Li Qi and Chong’an Jin, each of whom also holds positions as our executive officers and/or directors.  Because the three cofounders also collectively own a substantial amount of our issued and outstanding common stock, we believe that our interests are aligned with those of HJ Group and our cofounders.  However, see “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with HJ Group, Jiuying Pharmacy and our cofounders may not be as effective in providing control over these entities as direct ownership,” and “Management members of HJ Group and Jiuying Pharmacy have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Other Related Party Transactions

	March 31, 2012	March 31, 2011
Due to cofounders (1):	$880,058	$800,058
Due to director (2):	578,383	-
Total	$1,458,441	$800,058

(1)
As of March 31, 2012 and 2011, amount due to cofounders represents contributions from our three founders to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.  Such contributions are to be returned to the directors upon demand.

(2)	Due to banking restriction on foreign exchange transactions, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

We also lease a retail space and our corporate office from Mr. Liu under long-term operating lease agreements from August 2008 to August 2010 and from January 2008 to March 2012, respectively.  For the fiscal years ended March 31, 2012 and 2011, $187,320 and $178,912 were paid to Mr. Liu for these leases.  For the year ended March 31, 2011, $178,912 was paid to Mr. Liu for these leases.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is Friedman, LLP (“Friedman”), whom we engaged on April 19, 2011.  The following table shows the fees for audit and other services provided by Friedman in relation to our 2012 and 2011 fiscal years:

	For the Fiscal Years ended March 31,
	2012	2011
Audit Fees (1)	$265,000	$235,000
Audit-related Fees (2)	15,000	15,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$280,000	$250,000

___________

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

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

(3)
Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at March 31, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Income for the Years Ended March 31, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the Years Ended March 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended March 31, 2012 and 2011

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

3.1	Articles of Incorporation of Kerrisdale (1)
3.2	Certificate of Amendment to Articles of Incorporation of Kerrisdale filed with the Nevada Secretary of State on July 14, 2008 (2)
3.3	Articles of Merger between Kerrisdale Mining and China Jo-Jo Drugstores, Inc. filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws (1)
3.5	Text of Amendments to the Bylaws (2)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (6)
4.1	Specimen of Common Stock Certificate (1)

4.2	2010 Equity Incentive Plan (8)
10.1
Consulting Services Agreement between Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) and Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”) dated August 1, 2009 (3)

10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Director Offer Letter with Marc Thomas Serrio dated March 15, 2010 (5)
10.29	Indemnification Agreement with Marc Thomas Serrio dated March 15, 2010 (5)
10.30	Loanout Agreement with Worldwide Officers, Inc. dated August 1, 2011 (12)
10.31	Restricted Stock Award Agreement with Worldwide Officers, Inc. dated August 1, 2011 (12)
10.32	Employment Agreement with Ming Zhao dated August 1, 2011 (12)
10.33	Restricted Stock Award Agreement with Ming Zhao dated August 1, 2011 (12)
10.34	Director Offer Letter with Bennet P. Tchaikovsky dated August 1, 2011 (12)
10.35	Restricted Stock Award Agreement with Bennet P. Tchaikovsky dated August 1, 2011 (12)
10.36	Consulting Services Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (14)
10.37	Operating Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (14)
10.38	Voting Rights Proxy Agreement between Jiuxin Management and certain owners of Jiuying Pharmacy dated May 15, 2012 (14)
10.39	Equity Pledge Agreement between Jiuxin Management and certain owners of Jiuying Pharmacy dated May 15, 2012 (14)
10.40	Option Agreement between Jiuxin Management and certain owners of Jiuying Pharmacy dated May 15, 2012 (14)
14	Code of Business Conduct and Ethics (5)
16.1	Letter from Frazer Frost, LLP dated April 25, 2011 (10)
16.2	Letter from Frazer Frost, LLP dated May 19, 2011 (11)
21	List of subsidiaries *
23	Consent of Independent Publicly Registered Accounting Firm, Friedman, LLP *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Agreement for Logistics Services entered into between Jiuzhou Pharmacy and Zhejiang Yingte Logistics Co., Ltd. (“Yingte Logistics”) dated January 1, 2011 (9)
99.2	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.3	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.4	Equity Interests Transfer Agreement dated April 15, 2011 (13)
99.5	Supplemental Agreement to Equity Interests Transfer Agreement dated August 25, 2011 (13)

*	Filed herewith
(1)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on November 28, 2007
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 15, 2008
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 24, 2009
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 30, 2009
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2010
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 14, 2010
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed on June 29, 2010
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 3, 2010
(9)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2011
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 25, 2011
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 19, 2011
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on August 2, 2011
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 21, 2011
(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 17, 2012

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC. (Registrant)

Date: July 2, 2012	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: July 2, 2012	By:	/s/ Ming Zhao
Ming Zhao Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lei Liu	Chief Executive Officer / Director	July 2, 2012
Lei Liu

/s/ Ming Zhao	Chief Financial Officer	July 2, 2012
Ming Zhao

/s/ Li Qi	Secretary / Director	July 2, 2012
Li Qi

/s/ Chong’an Jin	Director	July 2, 2012
Chong’an Jin

/s/ Bennet P. Tchaikovsky	Director	July 2, 2012
Bennet P. Tchaikovsky

/s/ Marc Thomas Serrio	Director	July 2, 2012
Marc Thomas Serrio

/s/ Yuehai Ke	Director	July 2, 2012
Yuehai Ke

/s/ Shuizhen Wu	Director	July 2, 2012
Shuizhen Wu

/s/ Xiaomeng Yu	Director	July 2, 2012
Xiaomeng Yu

/s/ Bowen Zhao	Director	July 2, 2012
Bowen Zhao

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Jo-Jo Drugstore, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of China Jo-Jo Drugstore, Inc. and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the periods ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the periods ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
July 2, 2012

1700 BROADWAY, NEW YORK, NY 10019 T 212.842.7000 F 212.842.7001 WWW.FRIEDMANLLP.COM OFFICES IN NEW YORK CITY | NEW JERSEY | LONG ISLAND AND AN INDEPENDENT MEMBER FIRM OF DFK WITH OFFICES WORLDWIDE

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND MARCH 31, 2011

	2012	2011

A S S E T S

CURRENT ASSETS
Cash	$3,833,216	$6,489,905
Restricted cash	2,818,449	921,876
Trade accounts receivable, net	16,516,671	1,484,850
Inventories	6,875,574	4,617,420
Other receivables	603,294	1,049,564
Advances to suppliers, net	14,347,557	16,528,772
Other current assets	2,853,301	8,364,267
Total current assets	47,848,062	39,456,654

PROPERTY AND EQUIPMENT, net	15,647,120	5,471,432

OTHER ASSETS
Long term deposits	2,872,219	2,540,758
Other noncurrent assets	5,776,667	6,075,478
Intangible assets, net	2,816,945	390,302
Total other assets	11,465,831	9,006,538

Total assets	$74,961,013	$53,934,624

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
Accounts payable, trade	$13,906,383	$3,530,204
Notes payable	4,208,928	2,704,680
Other payables	782,586	627,734
Other payables - related parties	1,458,441	880,058
Customer deposit	1,332,141	2,038,608
Taxes payable	469,606	1,624,558
Accrued liabilities	417,184	311,639
Total current liabilities	22,575,269	11,717,481

Purchase option derivative liability	34,419	153,226
Total liabilities	22,609,688	11,870,707

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
nil issued and outstanding as of March 31, 2012 and 2011	-	-
Common stock; $0.001 par value; 250,000,000
shares authorized; 13,589,621 and 13,530,477 shares issued
and outstanding as of March 31, 2012 and 2011	13,589	13,530
Additional paid-in capital	16,853,039	16,333,956
Statutory reserves	1,309,109	1,309,109
Retained earnings	31,429,100	23,287,474
Accumulated other comprehensive income	2,747,561	1,119,848
Total stockholders' equity	52,352,398	42,063,917

Noncontrolling interests	(1,073)	-
Total equity	52,351,325	42,063,917

Total liabilities and stockholders' equity	$74,961,013	$53,934,624

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR YEARS ENDED MARCH 31, 2012 AND 2011

	2012	2011
REVENUES, NET	$94,352,885	$69,969,479

COST OF GOODS SOLD	66,790,084	48,827,385

GROSS PROFIT	27,562,801	21,142,094

SELLING EXPENSES	8,498,240	4,838,745
GENERAL AND ADMINISTRATIVE EXPENSES	8,582,389	4,723,943
TOTAL OPERATING EXPENSES	17,080,629	9,562,688

INCOME FROM OPERATIONS	10,482,172	11,579,406

OTHER INCOME (EXPENSE), NET	187,865	127,172
CHANGE IN FAIR VALUE OF PURCHASE OPTION DERIVATIVE LIABILITY	118,807	249,225

INCOME BEFORE INCOME TAXES	10,788,844	11,955,803

PROVISION FOR INCOME TAXES	2,648,365	3,523,345

NET INCOME	8,140,479	8,432,458

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,147	-

NET INCOME ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	8,141,626	8,432,458

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	1,627,728	1,482,108

COMPREHENSIVE INCOME	$9,769,354	$9,914,566

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	13,568,481	13,254,792
Diluted	13,569,995	13,254,792

EARNINGS PER SHARES:
Basic	$0.60	$0.64
Diluted	$0.60	$0.64

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
	Common Stock			Retained Earnings		other
	Number of		Paid-in	Statutory		comprehensive	Noncontrolling
	shares	Amount	capital	reserves	Unrestricted	income/(loss )	interest	Total
BALANCE, March 31, 2010	10,000,000	$10,000	$877,884	$1,309,109	$14,855,016	$(362,260)	$—	$16,689,749

Issuance of common stock	3,500,000	3,500	15,705,108					15,708,608
Reclassification of purchase option to derivative liabilities			(402,451)					(402,451)
Fractional shares due to the one-for-two reverse split	2	—
Net income					8,432,458			8,432,458
Stock-based compensation	30,475	30	153,415					153,445
Foreign currency translation adjustments						1,482,108		1,482,108
BALANCE, March 31, 2011	13,530,477	$13,530	$16,333,956	$1,309,109	$23,287,474	$1,119,848	$—	$42,063,917

Cash injection contributed by shareholders			406,546					406,546
Stock based compensation	59,144	59	118,993					119,052
Closing of subsidiary Kuaileren			(6,456)					(6,456)
Non-controlling interest in acquiree							59	59
Net Income					8,141,626		(1,147)	8,140,479
Foreign currency translation adjustments						1,627,713	15	1,627,728
BALANCE, March 31, 2012	13,589,621	$13,589	$16,853,039	$1,309,109	$31,429,100	$2,747,561	$(1,073)	$52,351,325

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,140,479	$8,432,458
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,340,865	810,374
Stock-based compensation	119,052	153,445
Bad debt expense	1,669,864	-
Change in fair value of purchase option derivative liability	(118,807)	(249,225)
Changes in operating assets:
Accounts receivable, trade	(14,179,193)	(201,405)
Inventories	2,018,848	(648,785)
Other receivables	(372,660)	(686,305)
Advances to suppliers	2,132,100	(9,177,936)
Other current assets	5,860,584	(6,927,371)
Long term deposit	(238,630)	(131,302)
Other noncurrent assets	350,885	(332,971)
Changes in operating liabilities:
Accounts payable, trade	15,792,680	1,075,811
Other payables and accrued liabilities	(1,626,827)	2,370,213
Customer deposit	(768,651)	-
Taxes payable	(1,153,346)	329,251
Net cash provided by (used in) operating activities	19,967,243	(5,183,748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,915,241)	(443,112)
Payments on leasehold improvements and construction-in-progress	(6,639,268)	(4,200,180)
Net payments for business acquisitions	(3,308,158)	(606,800)
Net cash used in investing activities	(14,862,667)	(5,250,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(1,840,419)	(141,192)
Payments on notes payable	(7,077,596)	1,152,597
Proceeds from equity financing	-	15,708,608
Payments on short-term loans	-	(894,564)
Proceeds from other payables-related parties	577,183	(54,942)
Proceeds from shareholder contribution	406,546	-
Net cash (used in) provided by financing activities	(7,934,286)	15,770,507

EFFECT OF EXCHANGE RATE ON CASH	173,021	351,645

INCREASE IN CASH	(2,656,689)	5,688,312

CASH, beginning of year	6,489,905	801,593

CASH, end of year	$3,833,216	$6,489,905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$23,872
Cash paid for income taxes	$4,113,553	$2,235,386
Non-cash investing activities
Transfer from construction in progress to property and equipment	$2,890,399	$-
Non-cash financing activities
Notes payable transferred to accounts payable vendors	$8,468,458	$5,554,131

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

Note 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

China Jo-Jo Drugstores, Inc. (“Jo-Jo Drugstores” or the “Company”), was incorporated in Nevada on December 19, 2006, originally under the name “Kerrisdale Mining Corporation.” On September 24, 2009, the Company changed its name to “China Jo-Jo Drugstores, Inc.” in connection with a share exchange transaction as described below.

On September 17, 2009, the Company completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. (“Renovation”), where by 7,900,000 shares of common stock were issued to the stockholders of Renovation in exchange for 100% of the capital stock of Renovation. The completion of the share exchange transaction resulted in a change of control. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Renovation (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. Renovation has no substantive operations of its own except for its holdings of Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”), Zhejiang Shouantang Medical Technology Co., Ltd. (“Shouantang Technology”) and Hangzhou Jiutong Medical Technology Co., Ltd (“Jiutong Medical”), its wholly-owned subsidiaries.

The Company is a retail and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s retail business is comprised primarily of pharmacies, a majority of which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements.  Shanghai Lydia Grand Pharmacy Co., Ltd. (“Shanghai Lydia”), a wholly-owned subsidiary of Jiuzhou Pharmacy, operates two store locations in Shanghai. On July 29, 2011, Shanghai Lydia obtained control of Shanghai Bieyanghong Zhongxing Grand Pharmacy Co. Ltd. (“Bieyanghong Zhongxing”), which also operates one pharmacy in Shanghai (see Note 16 – Business Combination), and Bieyanghong Zhongxing subsequently changed its name to Shanghai Lydia Zhongxing Grand Pharmacy Co., Ltd. (“Shanghai Zhongxing”). One drugstore is operated by Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), a wholly-owned subsidiary of Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which is wholly-owned by Shouantang Technology.  Four drugstores are operated by Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”).  39% and 10% of the equity interests of Jiuying Pharmacy are held by Shouantang Technology and Jiuxin Management, respectively, with the remaining 51% held by the three owners of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service (the “Owners”).

The Company’s retail business also includes two medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements.

The Company’s wholesale business is primarily conducted through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), which is licensed to distribute prescription and non-prescription pharmaceutical products throughout China.  Jiuzhou Pharmacy acquired Jiuxin Medicine on August 25, 2011 (See Note 16 – Business Combination). The wholesale business also includes Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary of Jiuxin Management, which operates a cultivation project of herbal plants used for traditional Chinese medicine (“TCM”), Tonglu Lydia Agriculture Development Co., Ltd. (“Tonglu Lydia”), a wholly-owned subsidiary of Shouantang Technology, which will do the same in the future, and Jiutong Medical, which processes the herbal plants, mainly cultivated by Qianhong Agriculture.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation HK	• Incorporated in Hong Kong SAR on September 2, 2008	100%
Jiuxin Management	• Established in the PRC on October 14, 2008 • Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law • Registered capital of $4,500,000 fully paid	100%
Shouantang Technology	• Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million • Deemed a WFOE under PRC law • $11 million of registered capital paid, with the balance of $9 million due by July 16, 2012 • Invests and finances the working capital of Quannuo Technology	100%
Qianhong Agriculture	• Established in the PRC on August 10, 2010 by Jiuxin Management • Registered capital of RMB 10,000,000 fully paid • Carries out cultivation of TCM herbal plants	100%
Quannuo Technology	• Established in the PRC on July 7, 2009 • Registered capital of RMB 10,000,000 fully paid • Acquired by Shouantang Technology in November 2010 • Operates the Company’s online pharmacy website and provide software and technical support	100%
Hangzhou Quannuo	• Established in the PRC on July 8, 2010 by Quannuo Technology • Registered capital of RMB 800,000 fully paid • Operates one “Quannuo Grand Pharmacy”	100%
Tonglu Lydia	• Established in PRC on June 24, 2011 by Shouantang Technology • Registered capital of RMB 5,000,000 fully paid • To carry out cultivation of TCM herbal plants	100%
Jiuzhou Pharmacy (1)	• Established in the PRC on September 9, 2003 • Registered capital of RMB 5 million fully paid • Operates the “Hangzhou Jiuzhou Grand Pharmacy” stores in and around Hangzhou and Jiangshan	VIE by contractual arrangements (2)
Jiuzhou Clinic (1)	• Established in the PRC as a general partnership on October 10, 2003 • Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)
Jiuzhou Service (1)	• Established in the PRC on November 2, 2005 • Registered capital of RMB 500,000 fully paid • Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Shanghai Lydia	• Established in the PRC on January 31, 2011 by Jiuzhou Pharmacy • Registered capital of RMB 1,000,000 fully paid • Operates the “Lydia Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)
Jiuxin Medicine	• Established in PRC on December 31, 2003 • Acquired by Jiuzhou Pharmacy in August 2011 • Registered capital of RMB 10 million fully paid • Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)
Shanghai Zhongxing	• Established in PRC on June 19, 2006 • Registered capital of RMB 1 million fully paid • 99% acquired by Shanghai Lydia in July 2011 • Operates the “Zhongxing Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)
Jiutong Medical	• Established in the PRC on December 20, 2011 by Renovation with registered capital of $5 million • $2 million of registered capital paid, with the balance of $3 million due by December 20, 2012	100%
Jiuying Pharmacy	• Established in the PRC on February 27, 2012 with registered capital of RMB 5 million fully paid • Operates four “Jiuying Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (3)

(1)
Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of the Owners since their respective establishment dates, pursuant to agreements amongst the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies in accordance with generally accepted accounting standards.  Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Shanghai Lydia, Shanghai Zhongxing and Jiuxin Medicine are also deemed under the common control of the Owners as they are each a subsidiary of Jiuzhou Pharmacy.

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

(3)
To comply with foreign ownership restrictions, the Company holds 49% of the equity interest (39% through Shouantang Technology and 10% through Jiuxin Management).  The remaining 51% is held by the Owners but controlled by the Company through contractual arrangements between Jiuxin Management and Jiuying Pharmacy entered into on May 15, 2012.  Such contractual arrangements are identical to those that Jiuxin Management entered into with Jiuzhou Pharmacy,   Jiuzhou Clinic and Jiuzhou Service.  As such, the Company also accounts for Jiuying Pharmacy as a VIE and consolidates its financial statements into those of the Company.

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

The Company has concluded, based on the contractual arrangements, that Jiuzhou Pharmacy (including its subsidiaries and controlled entities), Jiuzhou Clinic and Jiuzhou Service are each a VIE and that the Company’s wholly-owned subsidiary, Jiuxin Management, absorbs a majority of the risk of loss from the activities of these companies, thereby enabling the Company, through Jiuxin Management, to receive a majority of their respective expected residual returns.

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

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including its organization and structure disclosed in Note 1, this may not be indicative of future results.

The Company has significant cash deposits with suppliers in order to obtain and maintain inventory. The Company’s ability to obtain products and maintain inventory at existing and new locations is dependent upon its ability to post and maintain significant cash deposits with its suppliers. In the PRC, many vendors are unwilling to extend credit terms for product sales that require cash deposits to be made. The Company does not generally receive interest on any of its supplier deposits, and such deposits are subject to loss as a result of the creditworthiness or bankruptcy of the party who holds such funds, as well as the risk from illegal acts such as conversion, fraud, theft or dishonesty associated with the third party. If these circumstances were to arise, the Company would find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with its vendors or landlords.

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

Fair values of financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The carrying amounts reported in the accompanying consolidated balance sheets for receivables, payables, notes payable and short-term loans qualify as financial instruments and are reasonable estimates of fair values because of the short period of time between the origination of such instruments and their expected realization, and because of their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Goodwill and other intangible assets

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if there are indications of impairment. The Company has elected to early adopt the provisions of Accounting Standards Update ("ASU") 2011-08. Testing Goodwill for Impairment. Under this ASU, The Company may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill test. Calculating the fair value of the reporting units requires significant estimates and assumption by management. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any. After evaluating all qualitative factors, the Company has determined that it is not more likely than not that the fair value of the indefinitive lived intangible assets, including goodwill, is less than its carrying amount, and therefore no impairment was recorded.

Intangibles other than goodwill

Intangible assets that are acquired individually or as part of a group of assets, are initially recorded at their fair value. The cost of a group of assets acquired in a transaction is allocated to the individual assets based on their relative fair values.

The estimated useful lives of the Company’s intangible assets are as follows:

Estimated Useful Life
Goodwill	Indefinite
Licenses and permits	Indefinite
Software	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired.

There was no indication of goodwill or other intangible impairment during the year ended March 31, 2012.

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

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management, based on historical experience and current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate. The ultimate collection of the Company’s accounts receivable may take one year. As an additional procedure, delinquent account balances are reserved after management determines that the likelihood of collection is not probable, and known bad debts are written-off against allowance for doubtful accounts when identified. For the years ended March 31, 2012 and 2011, $471,334 and $393,987 in accounts receivable were written off directly while $297,321 and $0 were reserved in allowance for doubtful accounts, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first in first out (FIFO) method. Market is the lower of replacement cost or net realizable value. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. Self-cultivated herbs are recorded at its purchase price, which includes direct cost such as seed selection, fertilizer, labor costs and contract fee that are spent in growing herbs on the leased farmland, and indirect cost which includes amortization of farmland development cost. All the costs are accumulated until the time of harvest and then allocated to harvested herbs upon sales. The Company periodically reviews its inventory and records write-downs to inventories for shrinkage losses and damaged merchandise that are identified.  Historically, these amounts have not been material to the consolidated financial statements.

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

Estimated Useful Life
Leasehold improvements	3-10 years
Motor vehicles	5 years
Office equipment & furniture	3-5 years
Buildings	35 years

Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no impairments of these assets as of March 31, 2012 and 2011.

Notes payable

During the normal course of business, the Company regularly issues bank acceptance bills as a payment method to settle outstanding accounts payables with various material suppliers. The Company records such bank acceptance bills as notes payables. Such notes payable are generally short term in nature due to their short maturity period of six to nine months.

Income taxes

The Company records income taxes pursuant to the accounting standards for income taxes. These standards require the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due and the net change in deferred taxes.  A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.  As of March 31, 2012 and 2011, the Company’s deferred tax asset amounted to $290,766 and $0, respectively.

The FASB’s accounting standards clarify the accounting and disclosure for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  No significant penalties, uncertain tax provisions or interest relating to income taxes have been incurred during the years ended March 31, 2012 and 2011.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs amounted to $929,838 and $458,979 for years ended March 31, 2012 and 2011, respectively. Advertising and promotion costs consist primarily of print and television advertisements.

Pre-opening costs

Expenditures related to the opening of new drugstores, other than expenditures for property and equipment, are expensed as incurred.

Vendor allowances

The Company accounts for vendor allowances by reducing the carrying value of inventories that are subsequently transferred to cost of goods sold when the inventories are sold, unless those allowances are specifically identified as reimbursements for advertising, promotion and other services, in which case they are recognized as a reduction of the related advertising and promotion or other service costs.

The Company recognized vendor allowances of $704,125 and $414,365 in cost of goods sold for the years ended March 31, 2012 and 2011, respectively.

Distribution costs

Distribution costs represent the costs of transporting merchandise from warehouse to stores. These costs are expensed as incurred and are included in sales and marketing costs.

Operating leases

The Company leases premises for retail drugstores and offices under non-cancelable operating leases. Operating lease payments are expensed over the term of lease. A majority of the Company’s retail drugstore leases have a 3 to 10-year term with a renewal option upon the expiration of the lease. The Company has historically been able to renew a majority of its drugstores leases. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. Land leased from the government is amortized on a straight-line basis over a 30-year term.

Foreign currency translation

The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes. The Company’s subsidiaries and VIEs maintain their books and records in their functional currency the Renminbi (“RMB”), the currency of the PRC.

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

The balance sheet amounts, with the exception of equity, at March 31, 2012 and 2011 were translated at 1 RMB to $0.1581 USD and at 1 RMB to $0.1527 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the years ended March 31, 2012 and 2011 were at 1 RMB to $0.1561 USD and at 1 RMB to $0.14909 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of March 31, 2012 and 2011, the Company had deposits totaling $6,268,508 and $7,068,093 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the fiscal year ended March 31, 2012, two vendors collectively accounted for 26% of the Company’s total purchases and 20% of total advances to suppliers. For the fiscal year ended March 31, 2011, two vendors collectively accounted for 27% of the Company’s total purchases and 11% of advances to suppliers.

For the fiscal year ended March 31, 2012, no customer accounted for more than 10% of the Company’s total sales while two customers collectively accounted for 35% of total accounts receivable.  For the fiscal year ended March 31, 2011, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

Noncontrolling interest

As of March 31, 2012, 1% of the equity interests of Shanghai Zhongxing was owned by Shanghai Bieyanghong Grand Pharmacy Co., Ltd. and not under the Company's control.

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

Note 3 – OTHER CURRENT ASSETS

Other current assets as of March 31, 2012 and 2011 consisted of the following:

	March 31, 2012	March 31, 2011
Prepaid rental expenses	$1,994,280	$1,316,626
Lease rights transfer fees (1)	402,735	380,981
Security deposit with vendor	-	4,581,132
Prepaids and other current assets	456,286	166,148
Advance to contractor	-	1,919,380
Total	$2,853,301	$8,364,267

(1)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2012 and 2011 consisted of the following:

	March 31, 2012	March 31, 2011
Building	$1,109,926	$-
Leasehold improvements	11,423,330	3,481,773
Office equipment and furniture	4,808,721	867,304
Motor vehicles	420,985	269,275
Total	17,762,962	4,618,352
Less: Accumulated depreciation	(4,814,490)	(2,661,615)
Construction-in-progress	2,698,648	3,514,695
Property and equipment, net	$15,647,120	$5,471,432

Construction-in-progress, as of March 31, 2012, includes leasehold improvements in progress at the newly leased store locations. The construction works are expected to be finished within one year.  These stores are currently under remodeling and are not in operation.  No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

Total depreciation expense for property and equipment was $2,032,786 and $622,001 for the years ended March 31, 2012 and 2011, respectively.

Note 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of March 31, 2012 and 2011, advances to suppliers amounted to $14,347,557 and $16,528,772, respectively.  For the years ended March 31, 2012 and 2011, $1,029,413 and $0 of advances to suppliers were reserved in allowance for doubtful accounts, respectively.

Note 6 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 7 – OTHER NONCURRENT ASSETS

Other noncurrent assets as of March 31, 2012 and 2011 consisted of the following:

	March 31, 2012	March 31, 2011
Prepayment for lease of land use right – noncurrent (1)	$5,533,500	$5,497,358
Lease rights transfer fees-noncurrent (2)	243,167	578,120
Total	$5,776,667	$6,075,478

(1)
This is a payment made to a local government in connection with entering into a 30-year operating land lease agreement. Amortization of land use right amounted to $156,100 and $155,500 for the year ended March 31, 2012 and 2011, respectively.

(2)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 8 – INTANGIBLE ASSETS

Net intangible assets as of March 31, 2012 and 2011 consisted of the following at:

	March 31, 2012	March 31, 2011
Goodwill on acquisition of Jiuxin Medicine	$1,401,451	$-
Goodwill on acquisition of Shanghai Zhongxing	69,549	-
Licenses and permits	1,095,792	-
Software	461,820	446,059
Total goodwill and other intangible assets	3,028,612	446,059
Less: accumulated amortization	(211,667)	(55,757)
Intangible assets, net	$2,816,945	$390,302

Amortization expense of intangibles for the year ended March 31, 2012 and 2011 amounted to $151,993 and $54,439, respectively.

Amortization expense for the next five years and thereafter is as follows:

2013	$153,940
2014	96,213
2015	-
2016	-
2017	-
Thereafter	-
Total	$250,153

Note 9 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong
All other entities	PRC

Jo-Jo Drugstores is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2012 and 2011. As of March 31, 2012, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to approximately $2,000,000 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% deferred tax asset valuation allowance at March 31, 2012 and no deferred tax asset benefit has been recorded. The valuation allowance at March 31, 2012 was $411,000.  The net change in the valuation allowance was an increase of $134,000. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

Significant components of the income tax provision were as follows for the year ended March 31, 2012 and 2011:

	For the years ended March 31,
	2012	2011
Current tax provision
Federal	$-	$-
State	-	-
Foreign	2,939,131	3,523,345
	2,939,131	3,523,345
Deferred tax provision
Federal	$-	$-
State	-	-
Foreign	(290,766)	-
	(290,766)	-
Income tax provision	$2,648,365	$3,523,345

Income from continuing operations before income taxes were allocated between the United States and foreign components for the year ended March 31, 2012 and 2011 as follows:

	For the years ended March 31,
	2012	2011
United States	$(490,726)	$(718,167)
Foreign	11,279,570	12,673,970
	$10,788,844	$11,955,803

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense.  The Company files U.S. federal and state income tax returns.  With few exceptions, the Company was subject to the U.S. federal and state income tax examinations by tax authorities for years on or after 2007.

The Company’s subsidiaries and VIEs in China file income tax returns with both the state and local tax bureaus in the PRC.   Such income tax returns are subject to examinations by these foreign tax authorities and have passed all examinations since each subsidiary’s and VIE’s inception date.

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the years ended March 31, 2012 and 2011:

	2012	2011
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
Other (a)	(0.5)	4.4
Effective tax rate	24.5%	29.4%

(a)
The (0.5)% for the year ended March 31, 2012 represents the combined effect of expenses incurred by the Company that were not deductible for PRC income tax and PRC income tax exemptions.   The 4.4% for the year ended March 31, 2011 represents expenses incurred by the Company that were not deductible for PRC income tax.

The Company had cumulative undistributed earnings of foreign subsidiaries of approximately $32.6 million as of March 31, 2012, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

Value added tax

VAT on sales and on purchases amounted to $17,778,942 and $14,285,240 for the year ended March 31, 2012, and $11,451,967 and $8,230,455 for the year ended March 31, 2011, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at March 31, 2012 and 2011 consisted of the following:

	March 31, 2012	March 31, 2011
VAT	$435,390	$421,562
Income tax	7,240	1,146,453
Others	26,976	56,543
Total taxes payable	$469,606	$1,624,558

Note 10 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $540,226 and $255,610 in employment benefits and pension for the years ended March 31, 2012 and 2011, respectively.

Note 11 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties as of March 31, 2012 and 2011 are summarized as follows:

	March 31, 2012	March 31, 2011
Due to cofounders (1):	$880,058	$800,058
Due to director (2):	578,383	-
Total	$1,458,441	$800,058

(1)
As of March 31, 2012 and 2011, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, Mr. Lei Liu, personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of March 31, 2012 and March 31, 2011, notes payable totaling 4,208,928 and $1,609,336 were secured by the personal properties of certain of the Company’s shareholders, respectively.

One of the Company’s retail spaces and its corporate office are leased from Mr. Liu under long-term operating lease agreements from August 2010 to August 2012 and from January 2011 to December 2012, respectively. For the years ended March 31, 2012 and 2011, rents paid to Mr. Liu amounted to $187,320 and $178,912, respectively.

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value. The Company recognized a gain of $118,807 from the change in fair value of the option liability for the year ended March 31, 2012.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of March 31, 2012 using the following assumptions:

Underwriter Purchase Option
March 31,
2012 (1)

Stock price	$1.16
Exercise price	$6.25
Annual dividend yield	0%
Expected term (years)	3.05
Risk-free interest rate	0.51%
Expected volatility	96.32%

(1)	As of March 31, 2012, the option to purchase 105,000 shares of common stock had not been exercised.

Expected volatility is based on historical volatility. Historical volatility is computed using daily pricing observations for recent periods that correspond to the term of the option. The Company believes this method produces an estimate that is representative of future volatility over the expected term of this option. The expected life is based on the remaining term of the option. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the option.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair values of option liability are modeled using a series of techniques, including closed-form analytic formula such as the Black-Scholes Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The fair value of the 105,000 shares underlying the option outstanding as of March 31, 2012 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

Note 13 – STOCKHOLDER’S EQUITY

Common stock

On April 9, 2010, the Company affected a 1-for-2 reverse split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock. All share and per share amounts used in the Company’s consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-2 reverse stock split.

On April 28, 2010, the Company closed a public offering of 3.5 million shares of common stock at $5.00 per share with gross proceeds of approximately $17.5 million.

Stock-based compensation

On March 15, 2011, the Company agreed to issue 11,268 shares of restricted common stock to Mr. Marc Serrio, a non-executive director, for his annual service. The terms of the service agreement was continued on March 15, 2012, and 33,058 shares of restricted common stock are to be issued accordingly. The trading value of the Company’s common stock on March 15, 2012 and 2011 was $1.21 and $3.55, respectively.  Accordingly, $40,000 and $40,000 were charged to general and administrative expense year ended March 31, 2012 and 2011, respectively.

On May 1, 2010, the Company agreed to issue 6,000 shares of common stock to Mr. Ming Zhao as partial payment for compensation. 500 shares were vested as for the year ended March 31, 2012. On August 1, 2011, the Company appointed Mr. Ming Zhao as its chief financial officer, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue to Mr. Zhao 40,000 shares of restricted common stock under the Plan, to be vested in eight equal quarterly installments over two years. The trading values of the Company’s common stock on May 1, 2010 and August 1, 2011 were $4.80 and $1.70, respectively.  Accordingly, $25,036 was charged to general and administrative expense for the year ended March 31, 2012.

On May 14, 2010, the Company entered into an agreement pursuant to which the Company agreed to issue 14,000 shares of restricted common stock in connection with the services of Mr. Bennet P. Tchaikovsky as chief financial officer through April 27, 2011, upon the adoption of a stock incentive plan (the “Plan”). 739 shares were vested as for the year ended March 31, 2012.  On August 1, 2011, the Company entered into an agreement pursuant to which the Company agreed to issue 4,613 shares of restricted common stock under the Plan in connection with Mr. Tchaikovsky’s services as chief financial officer from April 28, 2011 to August 1, 2011.  On August 1, 2011, the Company appointed Mr. Tchaikovsky to its Board of Directors, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue to Mr. Tchaikovsky 5,883 shares of its restricted common stock under the Plan, of which 3,917 shares were vested for the year ended March 31, 2012.  The trading values of the Company’s common stock on May 14, 2010, April 28, 2011, and August 1, 2011 were $4.66, $2.71, and $1.70, respectively. Accordingly, $22,603 was charged to general and administrative expense for the year ended March 31, 2012.

On November 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel as partial payment for six months of legal services. On May 1, 2011, the Company agreed to issue an additional 2,340 shares of common stock to its legal counsel as partial payment for another six months of legal services. The terms of the service agreement was continued on November 1, 2011, and 2,340 shares of restricted common stock to be issued accordingly. The trading value of the Company’s common stock on November 1, 2011, May 1, 2011 and November 1, 2010 were $1.66, $2.71 and $5.00, respectively.  $11,528 was recorded as service compensation expense for the year ended March 31, 2012.

On January 16, 2012, the Company granted a total of 297,000 shares of restricted common stock under the Plan to a group of 46 employees. These restricted shares will vest on January 16, 2015, provided that the employees are still employed by the Company on such date. $15,988 and $6,541 were charged to general and administrative expense and selling expense respectively for the year ended March 31, 2012.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the years ended March 31, 2012 and 2011, the Company did not make appropriations to the statutory reserves. The other subsidiaries were still in the development stage and had not allocated any contribution to the statutory surplus reserve fund.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Years Ended
	March 31,
	2012	2011
Net income attributable to controlling interest	$8,141,626	$8,432,458
Weighted average shares used in basic computation	13,568,481	13,254,792
Diluted effect of restricted shares	1,514	-
Weighted average shares used in diluted computation	13,569,995	13,254,792
Earnings per share – Basic:
Net income before noncontrolling interest	$0.60	$0.64
Add: Net loss attributable to noncontrolling interest	$0.00	$-
Net income attributable to controlling interest	$0.60	$0.64
Earnings per share – Diluted:
Net income before noncontrolling interest	$0.60	$0.64
Add: Net loss attributable to noncontrolling interest	$0.00	$-
Net income attributable to controlling interest	$0.60	$0.64

 For the year ended March 31, 2012 and 2011, 105,000 shares underlying outstanding purchase options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 15 – SEGMENTS

The Company operates within two main reportable segments: retail drugstores and drug wholesale.  The retail drugstores segment sells prescription and over-the-counter medicines, TCM, dietary supplement, medical devices, and sundry items to retail customers.  The drug wholesale segment supplies the retail drugstores and sells prescription and over-the-counter medicines, TCM, dietary supplement, medical devices, Chinese white liquor and sundry items in batch to other drug vendors and hospitals. The Company’s herbal plant cultivation is included in the wholesale segment. The Company is also involved in online pharmacy and clinic services that do not meet the quantitative thresholds for reportable segments and are included in the retail segment.

Both segments' accounting policies are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest and income taxes not including nonrecurring gains and losses.

The Company's reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they require different operation and markets to distinct classes of customers.

The following table presents summarized information by segment:
	Retail Drugstores	Drug Wholesale	Total
Revenue	$66,074,348	$28,278,537	$94, 352,885
Cost of goods	44,289,323	22,500,761	66,790,084
Gross profit	$21,785,025	$5,777,776	$27,562,801
Income from operations	$7,975,921	$2,506,251	$$10,482,172
Depreciation and amortization	$2,057,166	$283,699	$$2,340,865
Total capital expenditures	$4,782,988	$132,253	$$4,915,241
Total assets	$48,239,376	$26,721,637	$$74,961,013

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Years Ended March 31,
	2012	2011
Prescription Drugs	$28,424,237	$27,118,482
Over-The-Counter (OTC) Drugs	19,487,835	23,715,596
Nutritional Supplements	7,060,574	5,894,410
Traditional Chinese Medicine (TCM)	8,738,394	7,364,943
Chinese White Liquor	-	3,491,743
Sundry Products	1,039,234	1,465,722
Medical Devices	1,324,074	918,583
Total	$66,074,348	$69,969,479

The Company’s net revenue from external customers through wholesales by main products is as follows:

	Years Ended March 31,
	2012	2011
Prescription Drugs	$14,262,802	$-
Over-The-Counter (OTC) Drugs	5,917,032	-
Nutritional Supplements	3,074,101	-
Traditional Chinese Medicine (TCM)	4,923,672	-
Sundry Products	36,510	-
Medical Devices	64,420	-
Total	$28,278,537	$-

Note 16 – BUSINESS COMBINATIONS

Quannuo Technology

On November 19, 2010, Shouantang entered into Equity Ownership Transfer Agreements with the owners of Quannuo Technology to acquire 100% of equity interests of Quannuo Technology and its subsidiary, Hangzhou Quannuo.  Quannuo Technology operates the Company’s online pharmacy and provides software and technical supports.

Shouantang acquired all assets and assumed all liabilities of Quannuo Technology.  The consideration of the transaction included a cash payment of $606,800 (RMB 4,000,000) to pay off outstanding loans with the former owners, with the excess capitalized by the Company as intangible assets of approximately $443,125. Amortization expense of the intangible assets was $151,993 for the year ended March 31, 2012.

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

The following unaudited pro forma condensed income statement for the years ended March 31, 2012 and 2011 was prepared under generally accepted accounting principles, as if the acquisition of Jiuxin Medicine had occurred the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

Pro Forma	Year Ended March 31,
	2012	2011
Sales	$102,992,105	$73,139,805
Cost of Goods Sold	75,301,760	51,791,827
Gross Profit	$27,690,346	$21,347,978
Net Income	$7,982,637	$8,334,073
Net income per share - basic	$0.59	$0.63
Net income per share - diluted	$0.59	$0.63
Weighted average shares outstanding - basic	13,568,481	13,254,792
Weighted average shares outstanding - diluted	13,569,995	13,254,792

Note 17 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government for the cultivation of Chinese medicinal herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Years ending March 31,	Amount
2013	$4,253,130
2014	3,732,591
2015	3,275,615
2016	1,913,631
2017	1,003,128
Thereafter	3,538,034

Total rent expense amounted to $4,315,671 and $2,807,170 for the years ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and 2011, prepayment on retail and office leases amounted to $1,994,280 and $1,316,626, respectively.

Note 18 – SUBSEQUENT EVENTS

On May 15, 2012, Jiuxin Management entered into a series of contractual arrangements with Jiuying Pharmacy. The contractual arrangements are identical to those that Jiuxin Management entered into with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service (see Note 1 – Description of Business and Organization).