Form 10-Q
period 2012-06-30
CHINA JO-JO DRUGSTORES, INC.
filed 2012-08-14
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	____________________________________ to ________________________________________

Commission File Number:	001-34711

CHINA JO-JO DRUGSTORES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0557852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 507-513, 5th Floor A Building, Meidu Plaza Gongshu District, Hangzhou, Zhejiang Province People’s Republic of China
(Address of principal executive offices)	(Zip Code)

+86 (571) 88077078
(Registrant’s telephone number, including area code)

N/A
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

As of August 14, 2012, the registrant had 13,571,553 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) for the registrant, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 AND 2010
(UNAUDITED)
	JUNE 30,	MARCH 31,
	2012	2012

A S S E T S

CURRENT ASSETS
Cash	$3,621,132	$3,833,216
Restricted cash	1,407,870	2,818,449
Notes receivable	927,947	-
Trade accounts receivable, net	23,637,397	16,516,671
Inventories	7,408,490	6,875,574
Other receivables	685,657	603,294
Advances to suppliers, net	16,882,711	14,347,557
Other current assets	2,838,094	2,853,301
Total current assets	57,409,298	47,848,062

PROPERTY AND EQUIPMENT, net	15,394,398	15,647,120

OTHER ASSETS
Long term deposits	2,518,900	2,872,219
Other noncurrent assets	5,641,298	5,776,667
Intangible assets, net	2,780,839	2,816,945
Total other assets	10,941,037	11,465,831

Total assets	$83,744,733	$74,961,013

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
Accounts payable, trade	$19,129,388	$13,906,383
Notes payable	5,611,915	4,208,928
Other payables	1,385,657	782,586
Other payables - related parties	1,558,519	1,458,441
Customer deposit	2,029,599	1,332,141
Taxes payable	537,240	469,606
Accrued liabilities	467,116	417,184
Total current liabilities	30,719,434	22,575,269

Purchase option derivative liability	34,577	34,419
Total liabilities	30,754,011	22,609,688

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
nil issued and outstanding as of June 30 and March 31, 2012	-	-
Common stock; $0.001 par value; 250,000,000
shares authorized; 13,628,658 and 13,589,621 shares issued
and outstanding as of June 30 and March 31, 2012	13,629	13,589
Additional paid-in capital	16,902,757	16,853,039
Statutory reserves	1,309,109	1,309,109
Retained earnings	31,963,987	31,429,100
Accumulated other comprehensive income	2,802,569	2,747,561
Total stockholders' equity	52,992,051	52,352,398

Noncontrolling interests	(1,329)	(1,073)
Total equity	52,990,722	52,351,325

Total liabilities and stockholders' equity	$83,744,733	$74,961,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,
	2012	2011
REVENUES, NET	$32,847,330	$21,427,859

COST OF GOODS SOLD	27,702,553	14,558,536

GROSS PROFIT	5,144,777	6,869,323

SELLING EXPENSES	1,858,225	1,378,300
GENERAL AND ADMINISTRATIVE EXPENSES	2,846,578	1,074,783
TOTAL OPERATING EXPENSES	4,704,803	2,453,083

INCOME FROM OPERATIONS	439,974	4,416,240

OTHER INCOME (EXPENSE), NET	98,698	19,420
CHANGE IN FAIR VALUE OF PURCHASE OPTION DERIVATIVE LIABILITY	(158)	62,632

INCOME BEFORE INCOME TAXES	538,514	4,498,292

PROVISION FOR INCOME TAXES	3,882	1,255,563

NET INCOME	534,632	3,242,729

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	255	-

NET INCOME ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	534,887	3,242,729

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	55,270	574,565

COMPREHENSIVE INCOME	$590,157	$3,817,294

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	13,557,496	13,532,240
Diluted	13,598,686	13,532,240

EARNINGS PER SHARES:
Basic	$0.04	$0.24
Diluted	$0.04	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$534,632	$3,242,729
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	610,866	262,181
Stock-based compensation	49,758	28,058
Bad debt expense	1,114,673	54,691
Change in fair value of purchase option derivative liability	158	(62,632)
Changes in operating assets:
Accounts receivable, trade	(7,712,451)	(438,521)
Notes receivable	(926,315)	-
Inventories	(526,099)	1,000,520
Other receivables	(236,873)	(132,648)
Advances to suppliers	(2,859,522)	1,947,720
Other current assets	17,561	3,879,255
Long term deposit	355,151	(153,900)
Other noncurrent assets	140,067	84,061
Changes in operating liabilities:
Accounts payable, trade	5,201,905	2,093,048
Other payables and accrued liabilities	650,956	(409,861)
Customer deposit	695,089	(1,490,217)
Taxes payable	67,114	7,809
Net cash (used in) provided by operating activities	(2,823,330)	9,912,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(216,454)	(37,760)
Payments on leasehold improvements and construction-in-progress	(90,313)	(3,489,692)
Deposit made to secure business acquisition	-	(4,745,968)
Net cash used in investing activities	(306,767)	(8,273,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	1,410,499	248,687
Payments on notes payable	-	(2,006,702)
Increase in notes payable	1,396,914	-
Proceeds from other payables-related parties	99,996	-
Net cash (used in) provided by financing activities	2,907,409	(1,758,015)

EFFECT OF EXCHANGE RATE ON CASH	10,604	77,346

DECREASE IN CASH	(212,084)	(41,796)

CASH, beginning of period	3,833,216	6,489,905

CASH, end of period	$3,621,132	$6,448,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$14,713	$1,157,526
Non-cash investing activities
Transfer from construction in progress to property and equipment	$1,985,391	$-
Non-cash financing activities
Notes payable transferred to vendors	$-	$1,542,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC., AND SUBSIDIARIES
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

The Company is a retail and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s retail business is comprised primarily of pharmacies, a majority of which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements.  Shanghai Lydia Grand Pharmacy Co., Ltd. (“Shanghai Lydia”), a wholly-owned subsidiary of Jiuzhou Pharmacy, operates two store locations in Shanghai. On July 29, 2011, Shanghai Lydia obtained control of Shanghai Bieyanghong Zhongxing Grand Pharmacy Co. Ltd. (“Bieyanghong Zhongxing”), which also operates one pharmacy in Shanghai, and Bieyanghong Zhongxing subsequently changed its name to Shanghai Lydia Zhongxing Grand Pharmacy Co., Ltd. (“Shanghai Zhongxing”). One drugstore is operated by Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), a wholly-owned subsidiary of Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which is wholly-owned by Shouantang Technology.  Five drugstores are operated by Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”).  39% and 10% of the equity interests of Jiuying Pharmacy are held by Shouantang Technology and Jiuxin Management, respectively, with the remaining 51% held by the three owners of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service (the “Owners”).

The Company’s retail business also includes two medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements.

The Company’s wholesale business is primarily conducted through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), which is licensed to distribute prescription and non-prescription pharmaceutical products throughout China.  Jiuzhou Pharmacy acquired Jiuxin Medicine on August 25, 2011. The wholesale business also includes Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary of Jiuxin Management, which operates a cultivation project of herbal plants used for traditional Chinese medicine (“TCM”), Tonglu Lydia Agriculture Development Co., Ltd. (“Tonglu Lydia”), a wholly-owned subsidiary of Shouantang Technology, which will do the same in the future, and Jiutong Medical, which processes the herbal plants, mainly cultivated by Qianhong Agriculture.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background		Ownership
Renovation HK	●	Incorporated in Hong Kong SAR on September 2, 2008	100%
Jiuxin Management	● ● ●	Established in the PRC on October 14, 2008 Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law Registered capital of $4,500,000 fully paid	100%
Shouantang Technology	● ● ● ●	Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million Registered capital requirement reduced by the SAIC to $11 million in July, 2012 and is fully paid Deemed a WFOE under PRC law Invests and finances the working capital of Quannuo Technology	100%
Qianhong Agriculture	● ● ●	Established in the PRC on August 10, 2010 by Jiuxin Management Registered capital of RMB 10,000,000 fully paid Carries out cultivation of TCM herbal plants	100%
Quannuo Technology	● ● ● ●	Established in the PRC on July 7, 2009 Registered capital of RMB 10,000,000 fully paid Acquired by Shouantang Technology in November 2010 Operates the Company’s online pharmacy website and provide software and technical support	100%
Hangzhou Quannuo	● ● ●	Established in the PRC on July 8, 2010 by Quannuo Technology Registered capital of RMB 800,000 fully paid Operates one “Quannuo Grand Pharmacy”	100%
Tonglu Lydia	● ● ●	Established in PRC on June 24, 2011 by Shouantang Technology Registered capital of RMB 5,000,000 fully paid To carry out cultivation of TCM herbal plants	100%
Jiuzhou Pharmacy (1)	● ● ●	Established in the PRC on September 9, 2003 Registered capital of RMB 5 million fully paid Operates the “Hangzhou Jiuzhou Grand Pharmacy” stores in and around Hangzhou and Jiangshan	VIE by contractual arrangements (2)
Jiuzhou Clinic (1)	● ●	Established in the PRC as a general partnership on October 10, 2003 Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● ● ●	Established in the PRC on November 2, 2005 Registered capital of RMB 500,000 fully paid Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Shanghai Lydia	● ● ●	Established in the PRC on January 31, 2011 by Jiuzhou Pharmacy Registered capital of RMB 1,000,000 fully paid Operates the “Lydia Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)
Jiuxin Medicine	● ● ● ●	Established in PRC on December 31, 2003 Acquired by Jiuzhou Pharmacy in August 2011 Registered capital of RMB 10 million fully paid Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)
Shanghai Zhongxing	● ● ● ●	Established in PRC on June 19, 2006 Registered capital of RMB 1 million fully paid 99% acquired by Shanghai Lydia in July 2011 Operates the “Zhongxing Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)
Jiutong Medical	● ●	Established in the PRC on December 20, 2011 by Renovation with registered capital of $5 million $2 million of registered capital paid, with the balance of $3 million due by December 20, 2012	100%
Jiuying Pharmacy	● ●	Established in the PRC on February 27, 2012 with registered capital of RMB 5 million fully paid Operates four “Jiuying Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (3)

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on July 2, 2012. Operating results for the three months ended June 30, 2012 may not be necessarily indicative of the results that may be expected for the full year.

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

Although the Company has determined that the accounting standards regarding consolidation of VIEs do not provide for retroactive accounting treatment, Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service, and Jiuying Pharmacy in substance were controlled by the Owners on September 9, 2003, October 10, 2003, November 2, 2005 and February 27, 2012, the establishment dates of Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service and Jiuying Pharmacy, respectively. Such common control conditions resulted in the share exchange transaction to be a capital transaction in substance, reflected as a recapitalization, and the Company has accordingly recorded the consolidation of Renovation at its historical cost.

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

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the accompanying unaudited condensed consolidated financial statements relate to the assessment of the carrying values of accounts receivable and related allowance for doubtful accounts, useful lives of property and equipment, and fair value of purchase option derivative liability. Because of the use of estimates inherent in the financial reporting process, actual results could materially differ from those estimates.

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

There was no indication of goodwill or other intangible impairment during the three months ended June 30, 2012.

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

Revenue from sales of merchandise to non-retail customers is recognized when the following conditions are met: (1) persuasive evidence of an arrangement exists (sales agreements and customer purchase orders are used to determine the existence of an arrangement); (2) delivery of goods has occurred and risks and benefits of ownership have been transferred, which is when the goods are received by the customer at its designated location in accordance with the sales terms; (3) the sales price is fixed or determinable; and (4) collectability is probable. Historically, sales returns have been minimal.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. In its wholesale and farming business, the Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management, based on historical experience and current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate.  In its retail business, accounts receivable mainly consist of reimbursements due from the government insurance bureau and certain commercial health insurance programs and are usually collected within one or two months.  The Company directly writes off delinquent account balances, which is determined to be uncollectable after confirming with the government health insurance bureau or commercial health insurance programs, each month.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no impairments of these assets as of June 30, 2012.

Notes payable

During the normal course of business, the Company regularly issues bank acceptance bills as a payment method to settle outstanding accounts payables with various material suppliers. The Company records such bank acceptance bills as notes payables. Such notes payable are generally short term in nature due to their short maturity period of six to nine months.

Income taxes

The Company records income taxes pursuant to the accounting standards for income taxes. These standards require the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due and the net change in deferred taxes.  A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.  As of June 30, 2012 and March 31, 2012, the Company’s deferred tax asset amounted to $345,673 and $0, respectively.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs amounted to $38,253 and $131,600 for three months ended June 30, 2012 and 2011, respectively. Advertising and promotion costs consist primarily of print and television advertisements.

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

The balance sheet amounts, with the exception of equity, at June 30, 2012 and March 31, 2012 were translated at 1 RMB to $0.1582 USD and at 1 RMB to $0.1581 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2012 and 2011 were at 1 RMB to $0.1580 USD and at 1 RMB to $0.1539 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of June 30, 2012 and March 31, 2012, the Company had deposits totaling $4,850,298 and $6,268,508 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended June 30, 2012, two vendors collectively accounted for approximately 34% of the Company’s total purchases and one vendor collectively accounted for 21% of total advances to suppliers.  For the three months ended June 30, 2011, three vendors collectively accounted for 40% of the Company’s total purchases and 14% of total advances to suppliers.

For the three months ended June 30, 2012, two customers accounted for approximately 27% of the Company’s total sales while three customers collectively accounted for 36% of total accounts receivable.  For the three months ended June 30, 2011, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

Noncontrolling interest

As of June 30, 2012, 1% of the equity interests of Shanghai Zhongxing was owned by Shanghai Bieyanghong Grand Pharmacy Co., Ltd. and not under the Company's control.

NOTE 3 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	June 30, 2012	March 31, 2012
Accounts receivable	$24,558,283	$16,817,801
Less: allowance for doubtful accounts	(920,886)	(301,130)
Trade accounts receivable, net	$23,637,397	$16,516,671

For the three months ended June 30, 2012 and 2011, $155,165 and $54,691 in accounts receivable were directly written off respectively.

Note 4 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2012	March 31, 2012
Prepaid rental expenses	$1,670,967	$1,994,280
Lease rights transfer fees (1)	403,024	402,735
Prepaids and other current assets	764,103	456,286
Total	$2,838,094	$2,853,301

(1)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2012	March 31, 2012
Building	$1,110,876	$1,109,926
Leasehold improvements	13,512,482	11,423,330
Office equipment and furniture	5,029,675	4,808,721
Motor vehicles	421,346	420,985
Total	20,074,379	17,762,962
Less: Accumulated depreciation	(5,392,040)	(4,814,490)
Construction-in-progress	712,059	2,698,648
Property and equipment, net	$15,394,398	$15,647,120

Construction-in-progress, as of June 30, 2012, includes leasehold improvements in progress at the newly leased store locations. Construction of such leasehold improvements is expected to be finished within one year.  The stores currently undergoing such remodeling are currently not in operation.  No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

Total depreciation expense for property and equipment was $572,416 and $224,718 for the three months ended June 30, 2012 and 2011, respectively.

Note 6 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of June 30, 2012 and March 31, 2012, the allowance for advances to suppliers amounted to $1,385,201 and $1,029,413, respectively.

Note 7 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 8 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	June 30, 2012	March 31, 2012
Prepayment for lease of land use right – noncurrent (1)	$5,498,679	$5,533,500
Lease rights transfer fees-noncurrent (2)	142,619	243,167
Total	$5,641,298	$5,776,667

(1)	This is a payment made to a local government in connection with entering into a 30-year operating land lease agreement.
(2)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 9 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	June 30, 2012	March 31, 2012
Goodwill on acquisition of Jiuxin Medicine	$1,402,651	$1,401,451
Goodwill on acquisition of Shanghai Zhongxing	69,609	69,549
Licenses and permits	1,096,729	1,095,792
Software	462,217	461,820
Total goodwill and other intangible assets	3,031,206	3,028,612
Less: accumulated amortization	(250,367)	(211,667)
Intangible assets, net	$2,780,839	$2,816,945

Amortization expense of intangibles for the three months ended June 30, 2012 and 2011 amounted to $38,450 and $37,463, respectively.

Note 10 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong
All other entities	PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three months ended June 30, 2012 and 2011:

	For the three months ended June 30,
	2012	2011
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
Exemption rendered by local tax authorities (1)	(25.0)	-
Other (2)	0.7	3.0
Effective tax rate	0.7%	28.0%

(1)	Qianhong Agriculture enjoyed income tax waiver as an agriculture company since its start in 2010.
(2)	The 0.7% and 3.0% for the three months ended June 30, 2012 and 2011, respectively, represent expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for 2010.  As of June 30, 2012, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $1,331,000 which may be available to reduce future years’ taxable income.  These carryforwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at June 30, 2012.  The net change in the valuation allowance for the three months ended June 30, 2012 and 2011 was an increase of approximately $42,000 and $61,000, respectively.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company had cumulative undistributed earnings of foreign subsidiaries of approximately $34 million as of June 30, 2012, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

Taxes payable at June 30, 2012 and March 31, 2012 consisted of the following:

	June 30, 2012	March 31, 2012
VAT	$505,657	$435,390
Income tax	7,403	7,240
Others	24,180	26,976
Total taxes payable	$537,240	$469,606

Note 11 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $164,146 and $80,763 in employment benefits and pension for the three months ended June 30, 2012 and 2011, respectively.

Note 12 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	June 30, 2012	March 31, 2012
Due to cofounders (1):	$880,058	$880,058
Due to director (2):	678,461	578,383
Total	$1,558,519	$1,458,441

(1)
As of June 30, 2012 and 2011, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of June 30, 2012 and March 31, 2012, notes payable totaling $5,611,915 and $4,208,928 were secured by the personal properties of certain of the Company’s shareholders, respectively.

One of the Company’s retail spaces and its corporate office are leased from Mr. Lei Liu, a director of the Company, under long-term operating lease agreements from August 2010 to August 2012 and from January 2011 to December 2012, respectively. The rent expense amounted to $47,400 and $46,170 for the three months ended June 30, 2012 and 2011, respectively. Rent paid to Mr. Liu amounted to $0 for both the three months ended June 30, 2012 and 2011.

Note 13 – PURCHASE OPTION DERIVATIVE LIABILITY

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value. The Company recognized a loss of $158 from the change in fair value of the option liability for the three months ended June 30, 2012, and recognized a gain of $62,632 from the change in fair value of the option liability for the three months ended June 30, 2011.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of June 30, 2012 using the following assumptions:

Underwriter Purchase Option
June 30, 2012 (1)

Stock price	$1.37
Exercise price	$6.25
Annual dividend yield	0%
Expected term (years)	2.81
Risk-free interest rate	0.39%
Expected volatility	92.60%

(1)	As of June 30, 2012, the option to purchase 105,000 shares of common stock had not been exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of June 30, 2012 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

Note 14 – STOCKHOLDER’S EQUITY

Common stock

On April 9, 2010, the Company affected a 1-for-2 reverse split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock. All share and per share amounts used in the Company’s unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-2 reverse stock split.

On April 28, 2010, the Company closed a public offering of 3.5 million shares of common stock at $5.00 per share with gross proceeds of approximately $17.5 million.

Stock-based compensation

On May 1, 2010, the Company agreed to issue 6,000 shares of common stock to Mr. Ming Zhao as partial payment for compensation. On August 1, 2011, the Company appointed Mr. Ming Zhao as its chief financial officer, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue to Mr. Zhao 40,000 shares of restricted common stock under the Plan, to be vested in eight equal quarterly installments over two years. The trading values of the Company’s common stock on May 1, 2010 and August 1, 2011 were $4.80 and $1.70, respectively.  Accordingly, $8,500 was charged to general and administrative expense for the three months ended June 30, 2012.

On May 14, 2010, the Company entered into an agreement pursuant to which the Company agreed to issue 14,000 shares of restricted common stock in connection with the services of Mr. Bennet P. Tchaikovsky as chief financial officer through April 27, 2011, upon the adoption of a stock incentive plan (the “Plan”). On August 1, 2011, the Company entered into an agreement pursuant to which the Company agreed to issue 4,613 shares of restricted common stock under the Plan in connection with Mr. Tchaikovsky’s services as chief financial officer from April 28, 2011 to August 1, 2011.  On August 1, 2011, the Company appointed Mr. Tchaikovsky to its Board of Directors, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue to Mr. Tchaikovsky 5,883 shares of its restricted common stock under the Plan, of which 3,917 shares were vested for the year ended March 31, 2012.  The trading values of the Company’s common stock on May 14, 2010, April 28, 2011, and August 1, 2011 were $4.66, $2.71, and $1.70, respectively. Accordingly, $2,501 was charged to general and administrative expense for the three months ended June 30, 2012.

On November 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel as partial payment for six months of legal services. On both May 1, 2011 and November 1, 2011, the Company agreed to issue additional 2,340 shares of common stock to its legal counsel as partial payment for two consecutive six months of legal services. The terms of the service agreement was continued on May 1, 2012, and 2,340 shares of restricted common stock were issued accordingly. The trading value of the Company’s common stock on May 1, 2011, November 1, 2011, May 1, 2011 and November 1, 2010 were $1.07, $1.66, $2.71 and $5.00, respectively.  $1,467 was recorded as service compensation expense for the three months ended June 30, 2012.

On March 15, 2011, the Company agreed to issue 11,268 shares of restricted common stock to Mr. Marc Serrio, a non-executive director, for his annual service.  The terms of the service agreement was continued on March 15, 2012, and 33,058 shares of restricted common stock were issued accordingly.  The trading value of the Company’s common stock on March 15, 2012 and 2011 was $1.21 and $3.55, respectively.  Accordingly, $9,973 and $9,973 were charged to general and administrative expense three months ended June 30, 2012 and 2011, respectively.

On January 16, 2012, the Company granted a total of 297,000 shares of restricted common stock under the Plan to a group of 46 employees. These restricted shares will vest on January 16, 2015, provided that the employees are still employed by the Company on such date. $19,399 and $7,936 were charged to general and administrative expense and selling expense respectively for the three months ended June 30, 2012.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three months ended June 30, 2012 and 2011, the Company did not make appropriations to the statutory reserves. The other subsidiaries were still in the development stage and had not allocated any contribution to the statutory surplus reserve fund.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 15 – EARNINGS PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended
	June 30,
	2012	2011
Net income attributable to controlling interest	$534,887	$3,242,729
Weighted average shares used in basic computation	13,557,496	13,532,240
Diluted effect of restricted shares	41,190	-
Weighted average shares used in diluted computation	13,598,686	13,532,240
Earnings per share – Basic:
Net income before noncontrolling interest	$0.04	$0.24
Add: Net loss attributable to noncontrolling interest	$0.00	$-
Net income attributable to controlling interest	$0.04	$0.24
Earnings per share – Diluted:
Net income before noncontrolling interest	$0.04	$0.24
Add: Net loss attributable to noncontrolling interest	$0.00	$-
Net income attributable to controlling interest	$0.04	$0.24

For the three months ended June 31, 2012 and 2011, 105,000 shares underlying outstanding purchase options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 16 – SEGMENTS

The Company operates within three main reportable segments: retail drugstores, drug wholesale and Chinese herbs farming.  The retail drugstores segment sells prescription and over-the-counter medicines, TCM, dietary supplement, medical devices, and sundry items to retail customers.  The drug wholesale segment supplies the retail drugstores and sells prescription and over-the-counter medicines, TCM, dietary supplement, medical devices and sundry items in batch to other drug vendors and hospitals. The Company’s herbal plant cultivation is included in the Chinese herbs farming segment, which cultivates selected Chinese herbs and mainly sells to other drug vendors. The Company is also involved in online pharmacy and clinic services that do not meet the quantitative thresholds for reportable segments and are included in the retail segment.

The segments' accounting policies are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest and income taxes not including nonrecurring gains and losses.

The Company's reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they require different operation and markets to distinct classes of customers.

The following table presents summarized information by segment:

	Retail Drugstores	Drug Wholesale	Chinese herbs Farming	Total
Revenue	$8,954,456	$21,368,783	$2,524,091	$32,847,330
Cost of goods	6,629,003	20,843,901	229,649	27,702,553
Gross profit	$2,325,453	$524,882	$2,294,442	$5,144,777
Income from operations	$(1,054,834)	$(660,597)	$2,155,405	$439,974
Depreciation and amortization	$466,939	$136,168	$7,759	$610,866
Total capital expenditures	$215,910	$544	$-	$216,454
Total assets	$45,945,587	$31,224,760	$6,574,386	$83,744,733

The Company does not have long-lived assets located outside the PRC.  In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Three months ended June 30,
	2012	2011
Prescription Drugs	$4,036,867	$9,721,466
Over-The-Counter (OTC) Drugs	2,626,267	6,283,486
Nutritional Supplements	829,286	2,192,635
Traditional Chinese Medicine (TCM)	866,701	2,576,311
Sundry Products	222,939	306,407
Medical Devices	372,396	347,554
Total	$8,954,456	$21,427,859

The Company’s net revenue from external customers through wholesales by main products is as follows:

	Three months ended June 30,
	2012	2011
Prescription Drugs	$12,720,261	$-
Over-The-Counter (OTC) Drugs	4,533,073	-
Nutritional Supplements	4,108,594	-
Traditional Chinese Medicine (TCM)	2,866	-
Sundry Products	1,082	-
Medical Devices	2,907	-
Total	$21,368,783	$-

The Company’s net revenue from external customers through Chinese herbs farming by main products is as follows:

	Three months ended June 30,
	2012	2011
Prescription Drugs	$-	$-
Over-The-Counter (OTC) Drugs	-	-
Nutritional Supplements	-	-
Traditional Chinese Medicine (TCM)	2,524,091	-
Sundry Products	-	-
Medical Devices	-	-
Total	$2,524,091	$-

Note 17 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government for the cultivation of Chinese medicinal herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending June 30,	Retail Drugstores	Drug Wholesale	Chinese herb Farming	Total Amount
2013	$4,402,021	$194,586	$-	$4,596,607
2014	4,163,310	204,704	-	4,368,014
2015	3,603,182	214,045	-	3,817,227
2016	2,898,564	225,175	-	3,123,739
2017	1,452,371	259,936	-	1,712,307
Thereafter	4,239,314	1,231,870	-	5,471,184

Total rent expense amounted to $1,031,746 and $731,746 for the three months ended June 30, 2012 and 2011, respectively.

Note 18 – SUBSEQUENT EVENTS

In July 2012, we applied for and were granted permission by the local State Administration for Industry & Commerce ("SAIC") to reduce Shouantang Technology’s required registered capital from $20 million $11 million.  As a result, we no longer need to pay the remaining additional $9 million in previously required registered capital for Shouantang Technology.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item.  In addition to historical information, the following discussion contains certain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future plans, objectives, expectations and intentions.  These statements may be identified by the use of words such as "may," "will," "could," "expect," "anticipate," "intend," "believe," "estimate," "plan," "predict," and similar terms or terminology, or the negative of such terms or other comparable terminology.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of our annual report on Form 10-K for the year ended March 31, 2012 and filed with the SEC on July 2, 2012.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See "Exchange Rates" below for information concerning the exchanges rates at which Renminbi ("RMB") were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

Overview

We are a retailer and wholesale distributor of pharmaceutical and other healthcare products typically found in a retail pharmacy in the People’s Republic of China (“PRC” or “China”).  Prior to acquiring Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) in August 2011, we were primarily a retail pharmacy operator.  Our drugstores provide customers with a wide variety of medicinal products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese Medicine (“TCM”) products, personal care products, family care products, medical devices, as well as convenience products including consumable, seasonal and promotional items.  In addition to these products, we have licensed doctors of both western medicine and TCM onsite for consultation, examination and treatment of common ailments at scheduled hours.    Since May 2010, our retail business also includes an online drugstore that sells non-prescription OTC drugs and nutritional supplements.

In addition to our retail business, we operate a wholesale business distributing TCM herbs that we have been cultivating, and, through Jiuxin Medicine, third-party pharmaceutical products (similar to those we carry in our own pharmacies) primarily to trading companies throughout China.

Critical Accounting Policies and Estimates

In preparing our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we are required to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenue and expenses during each reporting period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ materially from those estimates.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions.  The critical accounting policies and related judgments and estimates used to prepare our financial statements are identified in Note 2 to our unaudited condensed consolidated financial statements accompanying in this report.  We have not made any material changes in the methodology used in our accounting policies that are inconsistent with those discussed in our annual report on Form 10-K for the year ended March 31, 2012.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  Historically, our credit losses have not been significant and within our expectations.  However, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail Drugstores	Drug Wholesale	Chinese Herb Farming	Total Amount
1- 3 months	$2,666,064	$11,991,552	$2,405,129	$17,062,745
4- 6 months	16,628	4,494,067	605,453	5,116,148
7- 9 months	1,479	1,867,135		1,868,614
10 - 12 months	-	351,575		351,575
Between one and two years	3,075	155,352		158,427
Over two years	774	-		774
Allowance for doubtful accounts	(3,092)	(917,794)		(920,886)
Total accounts receivable	$2,684,928	$17,941,887	$3,010,582	$23,637,397

Accounts receivable from our retail business mainly consists of reimbursements from the government health insurance bureau and certain commercial health insurance programs.  Usually we collect our receivables within one to two months.  We directly write off those accounts that we believe are uncollectible after confirmation with the government health insurance bureau and the commercial health insurance programs.

Accounts receivable from our drug wholesale business and farming business consist of receivables from our customers such as drug distributors.  Usually we collect our receivable within six months.  Our ability to collect is attributed to the steps that we take prior to extending credit to our distributors as discussed above.  If we are having difficulty collecting from a distributor, we take the following steps: cease existing shipments to the distributor, visit the distributor to request payment on past due invoice, and if necessary, take legal recourse.  If all of these steps are unsuccessful, management would then determine whether or not the receivable should be reserved or written off.

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012		2011
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$32,847,330	100.0%	$21,427,859	100.0%
Gross profit	$5,144,777	15.7%	$6,869,323	32.1%
Selling expenses	$1,858,225	5.7%	$1,378,300	6.4%
General and administrative expenses	$2,846,578	8.7%	$1,074,783	5.0%
Income from operations	$439,974	1.3%	$4,416,240	20.6%
Other income (expense), net	$98,698	0.3%	$19,420	0.1%
Change in fair value of purchase option derivative liability	$(158)	(0.0)%	$62,632	0.3%
Income tax expense	$3,882	0.0%	$1,255,563	5.9%
Net income attributable to controlling interest	$534,887	1.6%	$3,242,729	15.1%
Net loss attributable to noncontrolling interest	$(255)	(0.0)%	$-	0.0%

Revenue.  We had three revenue streams for the three months ended June 30, 2012: (i) store and online retail sales of pharmaceutical and other healthcare products, (ii) wholesale distribution of pharmaceutical and other healthcare products, and (iii)  our self-cultivated TCM herbs that were sold primarily to third-party pharmaceutical trading companies.  Included in our wholesale revenue are: (i) wholesales of pharmaceutical and healthcare products that we purchased from third-party manufacturers or suppliers, and (ii) direct group sales or sales to non-distributors.  In contrast, store retail sales provided all of our revenue for the three months ended June 30, 2011.

Our revenue increased by $11,419,471 or 53.3% period over period, primarily due to the expansion of our wholesale business and Chinese herb farming business, offset by a decrease in our retail business:

(1)
We started our wholesale business after acquiring Jiuxin Medicine in August 2011, through which we have been distributing third-party pharmaceutical and healthcare products to pharmaceutical trading companies and other group customers.  Our wholesale business increased rapidly during fiscal 2012 because we introduced very competitive pricing to customers to stimulate sales.  Sales from the wholesale business accounted for $21,368,783 or approximately 65.0% of our total revenue for the three months ended June 30, 2012.

(2)
In the fourth quarter of fiscal 2012, we also began distributing TCM herbs such as Peucedanum that we have been cultivating, to third-party pharmaceutical trading companies.  Although we hired several specialists to oversee our farming business, we mainly relied on the local village government to manage the cultivation process.  For example, the local government organized local farmers to sow seeds, fertilize and harvest.  In turn, we paid for the expenses incurred by the local farmers based on agreements.  Sales from the farming business accounted for $2,524,091 or approximately 7.7% of our total revenue for the three months ended June 30, 2012.

(3)
Our retail sales decreased by $12,473,403 or 58.2% to $8,954,456 for the three months ended June 30, 2012 from $21,427,859 for the three months ended June 30, 2011.  Although our retail store count increased to 65 as of June 30, 2012, from 57 stores a year ago, our retail store sales decreased as a result of stricter government policies, a competitive retail market, and a shift of our group sales from our retail stores to our wholesale business. Retail sales accounted for approximately 27.3% of our total revenue for the three months ended June 30, 2012.  Same-store sales decreased by approximately $13,421,318 or 62.0%, while our new stores contributed approximately $462,365.  We expect same-store sales will continue to decline as the frequency of government-mandated price controls and the number of drugs subject to price controls continue to rise and, to a lesser extent, with the shift of our group sales to our wholesale business.

Quarterly Revenue by Segment. The following table breaks down the revenue for our three business segments for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012		2011
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$8,393,098	25.6%	$21,350,669	99.6%	$(12,957,571)	(60.7)%
Revenue from online sales	561,358	1.7%	77,190	0.4%	484,168	627.2%
Sub-total of retail revenue	8,954,456	27.3%	21,427,859	100%	(12,473,403)	(58.2)%

Revenue from wholesale business	21,368,783	65.0%	-	0%	21,368,783	100.0%
Revenue from farming business	2,524,091	7.7%	-	0%	2,524,091	100.0%
Total revenue	$32,847,330	100%	$21,427,859	100%	$11,419,471	53.3%

The revenue fluctuation period over period reflected the following combined factors:

(1)
Revenue from ”Jiuzhou Grand Pharmacy” stores decreased by approximately $13.0 million or 60.7% quarter over quarter, mainly due to two reasons.  During the three month ended June 30, 2011, we implemented a variety of promotional activities such as giving out gifts and discounts to our customers.  Since the second quarter of fiscal 2012, the Hangzhou government has been gradually restricting retail drugstores within the city from organizing large-scale marketing promotions on the streets in which further rebates or discounts are given to customers making purchases with government-sponsored medical insurance cards.  Our promotional activities were curtailed accordingly, which, in turn, impacted our retail sales revenue, especially from sales of certain prescription drugs covered by the medical insurance cards.  In addition, the government subjected more drugs to price controls in October 2011, which caused us to reduce prices for some of the affected drugs and stop carrying others at our pharmacies.

(2)
Another factor for the decreased retail revenue is the shift of group sales from Jiuzhou Pharmacy’s retail business to Jiuxin Medicine’s wholesales business. We originally recorded group sales under Jiuzhou Pharmacy’s retail system in the prior year.  But starting in August 2011, such sales have been recorded under Jiuxin Medicine’s wholesale system because we believe group sales are essentially wholesale in nature.  Accordingly, $7.4 million in group sales that would have otherwise been recorded under Jiuzhou Pharmacy have now been recorded under Jiuxin Medicine.  Such internal re-allocation of sales revenue between our retail and wholesale businesses affected the comparison of our retail sales for the three months ended June 30, 2012 versus the three months ended June 30, 2011, but has no impact on our unaudited condensed consolidated financial statements

(3)
Our online pharmacy sales increased by $484,168 or 627.2% quarter over quarter. As we started business cooperation with local business-to-consumer online vendors during the second half of 2011, our online pharmacy has become more and more widely exposed to potential customers.  As a result, we have seen a steady growth in online sales.

Gross Profit.  Our gross profit decreased by $1,724,546 or 25.1% period over period primarily as a result of decreased retail sales.  Our gross margin decreased period over period from 32.1% to 15.7% as a result of a decline in our retail sale profit margin as well as a lower profit margin from our wholesale business.  The average gross margin of our retail, wholesale businesses and farming business for the three months ended June 30, 2012 were as follows:

	Three months ended March 31,
	2012	2011
Average gross margin for retail business	26.0%	32.1%
Average gross margin for wholesale business	2.5%	N/A
Average gross margin for farming business	90.9%	N/A

Our retail gross margin decreased to 26.0% in the three months ended June 30, 2012 from 32.1% in the three months ended June 30, 2011.  Beginning in  August 2011, the Chinese government included more and more prescription and OTC drugs on the price control list.  Some of our products’ prices were higher than the prices set by the Chinese government.  Hence, we had to adjust these products’ prices.  As a result, the profit margin for these products declined.  In addition, due to the economic slowdown, stringent government policies relating to insurance reimbursements and the expansion of Essential Drug List (EDL), the retail drugstore business became much more challenging. For example, drugs listed in the EDL were being sold at a price equal to its cost at local community hospitals that, in turn, receive government subsidies.  In order to stay competitive, we lowered certain drug prices resulting in an overall decrease in our retail gross profit margin.

Our wholesale gross margin for the three months ended June 30, 2012 was 2.5%, which is slightly lower than the profit margin of a traditional wholesale drug distributor. Because we introduced competitive prices to stimulate sales, our traditional wholesale business, where we purchase from third-party manufacturers or suppliers and resell, had a low profit margin. Although the margins for our group sales are usually higher than our traditional wholesale business, they vary depending on specific products we carried and sold.

Our profit margin from our farming business was approximately 90.9% for the three months ended June 30, 2012. As we monitored our cultivated herbs through our specialists, we were able to maintain good quality that, in turn, enabled us markup our herbs to market prices.  The cultivation costs for TCM’s are traditionally low, therefore increasing the gross margin.

Selling and Marketing Expenses. Our sales and marketing expenses increased by $479,925 or 34.8% period over period due to increased rent, labor, and depreciation & amortization expense.  Such expenses as a percentage of our revenue decreased to 5.7%, from 6.4% for the same period a year ago as wholesale business contributed significant sales revenue.  We expect that our sales and marketing expenses will increase as we continue to expand our infrastructure, online pharmacy and wholesale business.

General and Administrative Expenses.  Our general and administrative expenses increased by $1,771,795 or 164.9% period over period.  Such expenses as a percentage of our revenue increased to 8.7% from 5.0% for the same period a year ago.  The increase in absolute dollars as well as a percentage of revenue related to professional fees incurred as a U.S. publicly traded company, more reserves for accounts receivables and advances to suppliers, increased salaries, and administration costs related to our new businesses such as Jiuxin Medicine.  For example, due to the expansion of our wholesale business, we had significant amount of accounts receivable and advance to suppliers as of June 30, 2012.  As a result, we recorded an additional $1.1 million of bad debt expense, that is included in general and administration expenses. As we continue to open drugstores, further develop our infrastructure, and incur expenses related to being a U.S. public company, we anticipate that our general and administrative expenses will increase in absolute dollars.

Income from Operations.  As a result of lower profit margins, increases in selling and marketing expenses, and increases in general and administration expenses, our income from operations decreased by $3,976,266 or 90.0% period over period.  Our operating margin for the three months ended June 30, 2012 and 2011 was 1.3% and 20.6%, respectively.

Income Taxes.  Our income tax expense decreased by $1,251,681 period over period, as a result of lower taxable income and an income tax waiver granted to Qianhong Agriculture, our entity that cultivates TCM.

Net Income.   As a result of the foregoing, our net income decreased by $2,707,842 period over period.

Liquidity

In summary, our cash flows for the periods indicated are as follows:

	Three months ended June 30
	2012	2011
Net cash (used in) provided by operating activities	$(2,823,330)	$9,912,293
Net cash (used in) investing activities	$(306,767)	$(8,273,420)
Net cash provided by (used in) financing activities	$2,907,409	$(1,758,015)

For the three months ended June 30, 2012, cash used in operating activities amounted to $2,823,330, as opposed to $9,912,293 provided by operating activities in the same period a year ago.  The change in cash provided by operating activities period over period is primarily attributable to an increase in cash used in accounts receivable of $7,273,930, advances to suppliers of $4,807,242, other current assets of $3,861,694, and inventory of $1,526,619, offset by an increase in cash provided by accounts payable of $3,108,857 and customer deposits of $2,185,306, and an increase in bad debt expense of $1,114,673. The negative operation cash flow reflects the quick expansion of our wholesale business, which demands significant customer deposits and large credit sales to our new customers.

For the three months ended June 30, 2012, net cash used in investing activities amounted to $306,767, as compared to net cash of $8,273,420 used in investing activities in the same period a year ago.  The change in cash used in investing activities period over period is the result of decreases in payments on leasehold improvements and construction-in-progress of $3,399,379 and a decrease in deposit made to secure business acquisition of $4,745,968.

For the three months ended June 30, 2012, net cash provided by financing activities amounted to $2,907,409, as opposed to $1,758,015 provided by financing activities a year ago.  The change in cash provided by financing activities period over period is the result of decrease in cash used in payments on notes payable of $2,006,702 and increase in notes payable of $1,396,914.

As of June 30, 2012, we had cash of approximately $3,621,132.  Our total current assets as of June 30, 2012, were $57,409,298 and our total current liabilities were $30,719,434, which resulted in a net working capital of $26,689,864.

Capital Resources

In April 2010, we completed a public offering of 3.5 million shares of our common stock at a price of $5.00 per share resulting in gross proceeds of $17.5 million and net proceeds of $15.7 million after deducting commissions and all other expenses.  We had an obligation to contribute $9 million to complete a registered capital requirement for Shouantang Technology by July 2012. However, we applied to reduce that amount and have been granted permission from local SAIC to reduce Shouantang’s registered capital to $11 million. As a result, we no longer need to pay $9 million.  As of June 30, 2012, we had approximately $24 million of receivables and $17 million in advances and $19 million in accounts payable.  In the event that we do not receive timely payment on our receivables, are unable to timely liquidate our advances against inventory purchase and/or are required to pay our accounts payable we may need additional capital resources, which we may or may not be able to obtain.  Even if we do find a source of additional capital, we may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures.  Such reductions could materially adversely affect our business and our ability to compete.  Otherwise, we believe that with our projected working capital for the next twelve months, we will be able to meet our obligations for the next twelve months.  However, if we are to acquire additional businesses or further expand our operations, we may need additional capital, which may not be available on terms favorable to us or at all.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending June 30,	Retail Drugstores	Drug Wholesale	Chinese herb Farming	Total Amount
2013	$4,402,021	$194,586	$-	$4,596,607
2014	4,163,310	204,704	-	4,368,014
2015	3,603,182	214,045	-	3,817,227
2016	2,898,564	225,175	-	3,123,739
2017	1,452,371	259,936	-	1,712,307
Thereafter	4,239,314	1,231,870	-	5,471,184

Logistics Services Commitments

We terminated our agreement with Zhejiang Yingte Logistics Co., Ltd. (“Yingte Logistics”) in April 2011, and now use Jiuxin Medicine’s facility as our distribution center.  Jiuxin Medicine previously outsourced its delivery functions to Yingte Logistics, but such arrangement expired on March 31, 2012.  Since then, Jiuxin Medicine has been using its own vehicles and staff to deliver our products.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	June 30, 2012	March 31, 2012	June 30, 2011
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1582	USD1: RMB 0.1581	USD1: RMB 0.1547

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1580	USD1: RMB 0.1561	USD1: RMB 0.1539

No representation is made that RMB amounts have been, or would be, converted into USD at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level.

In our annual report on Form 10-K for the year ended March 31, 2012, we reported certain weaknesses involving control activities, primarily accounting and finance personnel weaknesses. Our current accounting staff remains relatively inexperienced in U.S. GAAP-based reporting and requires additional training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.

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

ITEM 1A. RISK FACTORS.

As of and for the three months ended June 30, 2012, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended March 31, 2012.

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

10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Director Offer Letter with Marc Thomas Serrio dated March 15, 2010 (5)
10.29	Indemnification Agreement with Marc Thomas Serrio dated March 15, 2010 (5)
10.30	Loanout Agreement with Worldwide Officers, Inc. dated August 1, 2011 (12)
10.31	Restricted Stock Award Agreement with Worldwide Officers, Inc. dated August 1, 2011 (12)
10.32	Employment Agreement with Ming Zhao dated August 1, 2011 (12)

10.33	Restricted Stock Award Agreement with Ming Zhao dated August 1, 2011 (12)
10.34	Director Offer Letter with Bennet P. Tchaikovsky dated August 1, 2011 (12)
10.35	Restricted Stock Award Agreement with Bennet P. Tchaikovsky dated August 1, 2011 (12)
10.36	Consulting Services Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (14)
10.37	Operating Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (14)
10.38	Voting Rights Proxy Agreement between Jiuxin Management and certain owners of Jiuying Pharmacy dated May 15, 2012 (14)
10.39	Equity Pledge Agreement between Jiuxin Management and certain owners of Jiuying Pharmacy dated May 15, 2012 (14)
10.40	Option Agreement between Jiuxin Management and certain owners of Jiuying Pharmacy dated May 15, 2012 (14)
14	Code of Business Conduct and Ethics (5)
16.1	Letter from Frazer Frost, LLP dated April 25, 2011 (10)
16.2	Letter from Frazer Frost, LLP dated May 19, 2011 (11)
21	List of subsidiaries *
23	Consent of Independent Publicly Registered Accounting Firm, Friedman, LLP *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Agreement for Logistics Services entered into between Jiuzhou Pharmacy and Zhejiang Yingte Logistics Co., Ltd. (“Yingte Logistics”) dated January 1, 2011 (9)
99.2	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.3	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.4	Equity Interests Transfer Agreement dated April 15, 2011 (13)
99.5	Supplemental Agreement to Equity Interests Transfer Agreement dated August 25, 2011 (13)
101.INS	XBRL Instance Document* **
101.SCH	XBRL Taxonomy Extension Schema Document* **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: August 14, 2012	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer

Date: August 14, 2012	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer