Form 10-Q/A
period 2012-06-30
CHINA JO-JO DRUGSTORES, INC.
filed 2012-08-22
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL).

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

10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Director Offer Letter with Marc Thomas Serrio dated March 15, 2010 (5)
10.29	Indemnification Agreement with Marc Thomas Serrio dated March 15, 2010 (5)
10.30	Loanout Agreement with Worldwide Officers, Inc. dated August 1, 2011 (12)
10.31	Restricted Stock Award Agreement with Worldwide Officers, Inc. dated August 1, 2011 (12)
10.32	Employment Agreement with Ming Zhao dated August 1, 2011 (12)
10.33	Restricted Stock Award Agreement with Ming Zhao dated August 1, 2011 (12)
10.34	Director Offer Letter with Bennet P. Tchaikovsky dated August 1, 2011 (12)

10.35	Restricted Stock Award Agreement with Bennet P. Tchaikovsky dated August 1, 2011 (12)
10.36	Consulting Services Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (14)
10.37	Operating Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (14)
10.38	Voting Rights Proxy Agreement between Jiuxin Management and certain owners of Jiuying Pharmacy dated May 15, 2012 (14)
10.39	Equity Pledge Agreement between Jiuxin Management and certain owners of Jiuying Pharmacy dated May 15, 2012 (14)
10.40	Option Agreement between Jiuxin Management and certain owners of Jiuying Pharmacy dated May 15, 2012 (14)
14	Code of Business Conduct and Ethics (5)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer **
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer **
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer **
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer **
99.1	Agreement for Logistics Services entered into between Jiuzhou Pharmacy and Zhejiang Yingte Logistics Co., Ltd. (“Yingte Logistics”) dated January 1, 2011 (9)
99.2	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.3	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.4	Equity Interests Transfer Agreement dated April 15, 2011 (13)
99.5	Supplemental Agreement to Equity Interests Transfer Agreement dated August 25, 2011 (13)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

**	Previously filed as an exhibit to the Form 10-Q for the period ending June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on November 28, 2007
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 15, 2008
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 24, 2009
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 30, 2009
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2010
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 14, 2010
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed on June 29, 2010
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 3, 2010
(9)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2011
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 25, 2011
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 19, 2011
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on August 2, 2011
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 21, 2011
(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 17, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: August 22, 2012	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: August 22, 2012	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer