Form 10-Q
period 2012-09-30
CHINA JO-JO DRUGSTORES, INC.
filed 2012-11-14
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	____________________________________ to ________________________________________

Commission File Number:	001-34711

CHINA JO-JO DRUGSTORES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0557852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 507-513, 5th Floor A Building, Meidu Plaza Gongshu District, Hangzhou, Zhejiang Province People’s Republic of China
(Address of principal executive offices)	(Zip Code)

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

As of November 9, 2012, the registrant had 13,571,553 shares of common stock, par value $0.00001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial statements	4

	Unaudited condensed consolidated balance sheets as of September 30, 2012 and March 31, 2012	4

	Unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2012 and 2011	5

	Unaudited condensed consolidated statements of cash flows for the six months ended September 30, 2012 and 2011	6

	Notes to unaudited condensed consolidated financial statements	7

Item 2.	Management's discussion and analysis of financial condition and results of operations	22

Item 3.	Quantitative and qualitative disclosures about market risk	29

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION	30

Item 1.	Legal proceedings	30

Item 1A.	Risk factors	30

Item 2.	Unregistered sales of equity securities and use of proceeds	30

Item 3.	Defaults upon senior securities	30

Item 4.	Reserved	30

Item 5.	Other information	30

Item 6.	Exhibits	30

Signatures		32

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
	2012	2012

A S S E T S

CURRENT ASSETS
Cash	$3,507,961	$3,833,216
Restricted cash	2,731,516	2,818,449
Notes receivable	928,330	-
Trade accounts receivable, net	26,980,178	16,516,671
Inventories	8,770,383	6,875,574
Other receivables	1,209,972	603,294
Advances to suppliers, net	16,287,584	14,347,557
Other current assets	3,635,708	2,853,301
Total current assets	64,051,632	47,848,062

PROPERTY AND EQUIPMENT, net	14,936,637	15,647,120

OTHER ASSETS
Long term deposits	2,454,194	2,872,219
Other noncurrent assets	5,532,164	5,776,667
Intangible assets, net	1,270,471	2,816,945
Total other assets	9,256,829	11,465,831

Total assets	$88,245,098	$74,961,013

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
Accounts payable, trade	$23,835,552	$13,906,383
Notes payable	6,541,763	4,208,928
Other payables	1,497,812	782,586
Other payables - related parties	1,162,807	1,458,441
Customer deposit	2,990,743	1,332,141
Taxes payable	227,415	469,606
Accrued liabilities	418,374	417,184
Total current liabilities	36,674,466	22,575,269

Purchase option derivative liability	8,672	34,419
Total liabilities	36,683,138	22,609,688

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of September 30, 2012 and March 30, 2012	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 13,666,370 and 13,589,621 shares issued and outstanding as of September 30, 2012 and March 31, 2012	13,666	13,589
Additional paid-in capital	16,950,199	16,853,039
Statutory reserves	1,309,109	1,309,109
Retained earnings	30,435,538	31,429,100
Accumulated other comprehensive income	2,855,108	2,747,561
Total stockholders' equity	51,563,620	52,352,398

Noncontrolling interests	(1,660)	(1,073)
Total equity	51,561,960	52,351,325

Total liabilities and stockholders' equity	$88,245,098	$74,961,013

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2012	2011	2012	2011
REVENUES, NET	$26,665,114	$22,224,947	$59,512,445	$43,652,806

COST OF GOODS SOLD	23,242,917	15,967,051	50,945,471	30,525,587

GROSS PROFIT	3,422,197	6,257,896	8,566,974	13,127,219

SELLING EXPENSES	2,102,621	2,711,494	3,960,845	4,089,794
GENERAL AND ADMINISTRATIVE EXPENSES	1,310,313	1,320,521	4,156,892	2,395,304
TOTAL OPERATING EXPENSES	3,412,934	4,032,015	8,117,737	6,485,098

INCOME FROM OPERATIONS	9,263	2,225,881	449,237	6,642,121

OTHER INCOME (EXPENSE), NET	(90,332)	187,166	8,367	206,586
IMPAIRMENT OF GOODWILL	(1,473,606)	-	(1,473,606)	-
CHANGE IN FAIR VALUE OF PURCHASE OPTION DERIVATIVE LIABILITY	25,905	34,356	25,747	96,988

(LOSS) INCOME BEFORE INCOME TAXES	(1,528,770)	2,447,403	(990,255)	6,945,695

PROVISION FOR INCOME TAXES	10	817,990	3,892	2,073,553

NET (LOSS) INCOME	(1,528,780)	1,629,413	(994,147)	4,872,142

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	331	4,300	585	4,300

NET (LOSS) INCOME ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(1,528,449)	1,633,713	(993,562)	4,876,442

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	52,538	508,923	107,547	1,083,488

COMPREHENSIVE INCOME (LOSS)	$(1,475,911)	$2,142,636	$(886,015)	$5,959,930

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	13,588,569	13,547,157	13,575,550	13,541,136
Diluted	13,588,569	13,547,157	13,575,550	13,541,136

(LOSS) EARNINGS PER SHARE:
Basic	$(0.11)	$0.12	$(0.07)	$0.36
Diluted	$(0.11)	$0.12	$(0.07)	$0.36

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(994,147)	$4,872,142
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,295,175	1,118,932
Stock compensation	97,236	52,133
Bad debt expense	834,772	182,398
Impairment of Goodwill	1,473,606	-
Change in fair value of purchase option derivative liability	(25,747)	(96,988)
Change in operating assets:
Accounts receivable, trade	(11,009,813)	(2,435,921)
Notes receivable	(928,801)	-
Inventories	(1,887,064)	1,282,841
Other receivables	(761,810)	(523,817)
Advances to suppliers	(2,040,116)	2,173,332
Other current assets	(779,191)	5,610,337
Long term deposit	421,871	(18,485)
Other noncurrent assets	251,938	106,115
Change in operating liabilities:
Accounts payable, trade	9,916,586	4,279,623
Other payables and accrued liabilities	715,342	(1,046,197)
Customer deposits	1,657,754	676,373)
Taxes payable	(242,908)	(495,891)
Net cash provided by (used in) operating activities	(2,005,317)	15,736,927

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(234,151)	(2,155,443)
Advance payments on equipment purchase	-	(774,500)
Additions to leasehold improvements	(253,163)	(1,373,605)
Payments on construction-in-progress	-	(6,729,437)
Net payments for business acquisitions	-	(3,282,727)
Net cash used in investing activities	(487,314)	(14,315,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	90,544	193,300
Payments on notes payable	-	(3,703,942)
Proceeds from shareholders	-	58,862
Increase in notes payable	2,328,686	-
Decrease in other payables- related parties	(295,954)	-
Net cash (used in) provided by financing activities	2,123,276	(3,451,780)

EFFECT OF EXCHANGE RATE ON CASH	44,100	130,934

DECREASE IN CASH	(325,255)	(1,899,631)

CASH, beginning of Period	3,833,216	6,489,905

CASH, end of Period	$3,507,961	$4,590,274

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$2,428,768
Non-cash investing activities
Transfer from construction-in-progress to leasehold improvement	$2,703,428	$-
Non-cash financing activities
Notes payable transferred to vendors	$-	$3,431,091

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

The Company’s farming business is conducted by Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary of Jiuxin Management, which operates a cultivation project of herbal plants used for traditional Chinese medicine (“TCM”), and Jiutong Medical, which processes the herbal plants, mainly cultivated by Qianhong Agriculture.

Tonglu Lydia Agriculture Development Co., Ltd. (“Tonglu Lydia”), a wholly-owned subsidiary of Shouantang Technology, was closed on August 1, 2012.  Prior to its closure, Tonglu Lydia did not have any operations.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background		Ownership
Renovation HK	●	Incorporated in Hong Kong SAR on September 2, 2008	100%
Jiuxin Management	● ● ●	Established in the PRC on October 14, 2008 Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law Registered capital of $4,500,000 fully paid	100%
Shouantang Technology	● ● ● •	Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million Registered capital requirement reduced by the SAIC to $11 million in July, 2012 and is fully paid Deemed a WFOE under PRC law Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● ● ●	Established in the PRC on August 10, 2010 by Jiuxin Management Registered capital of RMB 10,000,000 fully paid Carries out cultivation of TCM herbal plants	100%
Quannuo Technology	● ● ● ●	Established in the PRC on July 7, 2009 Registered capital of RMB 10,000,000 fully paid Acquired by Shouantang Technology in November 2010 Operates the Company’s online pharmacy website and provide software and technical support	100%
Hangzhou Quannuo	● ● ●	Established in the PRC on July 8, 2010 by Quannuo Technology Registered capital of RMB 800,000 fully paid Operates one “Quannuo Grand Pharmacy”	100%
Jiuzhou Pharmacy (1)	● ● ●	Established in the PRC on September 9, 2003 Registered capital of RMB 5 million fully paid Operates the “Hangzhou Jiuzhou Grand Pharmacy” stores in and around Hangzhou and Jiangshan	VIE by contractual arrangements (2)
Jiuzhou Clinic (1)	● ●	Established in the PRC as a general partnership on October 10, 2003 Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)
Jiuzhou Service (1)	● ● ●	Established in the PRC on November 2, 2005 Registered capital of RMB 500,000 fully paid Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)
Shanghai Lydia	● ● ●	Established in the PRC on January 31, 2011 by Jiuzhou Pharmacy Registered capital of RMB 1,000,000 fully paid Operates the “Lydia Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)
Jiuxin Medicine	● ● ● ●	Established in PRC on December 31, 2003 Acquired by Jiuzhou Pharmacy in August 2011 Registered capital of RMB 10 million fully paid Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)
Shanghai Zhongxing	● ● ● ●	Established in PRC on June 19, 2006 Registered capital of RMB 1 million fully paid 99% acquired by Shanghai Lydia in July 2011 Operates the “Zhongxing Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)
Jiutong Medical	● ●	Established in the PRC on December 20, 2011 by Renovation with registered capital of $5 million $2 million of registered capital paid, with the balance of $3 million due by December 20, 2012	100%
Jiuying Pharmacy	● ●	Established in the PRC on February 27, 2012 with registered capital of RMB 5 million fully paid Operates four “Jiuying Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (3)

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on July 2, 2012. Operating results for the three and six months ended September 30, 2012 may not be necessarily indicative of the results that may be expected for the full year.

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

Although the Company has determined that the accounting standards regarding consolidation of VIEs do not provide for retroactive accounting treatment, Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service, and Jiuying Pharmacy in substance were controlled by the Owners on September 9, 2003, October 10, 2003, November 2, 2005 and February 27, 2012, the establishment dates of Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service and Jiuying Pharmacy, respectively. Such common control conditions resulted in the share exchange transaction to be a capital transaction in substance, reflected as a recapitalization, and the Company has accordingly recorded the consolidation at its historical cost.

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

Intangibles including goodwill

Intangible assets are acquired individually or as part of a group of assets, and are initially recorded at their fair value.  The cost of a group of assets acquired in a transaction is allocated to the individual assets based on their relative fair values.

The estimated useful lives of the Company’s intangible assets are as follows:

Estimated Useful Life
Goodwill	Indefinite
Licenses and permits	Indefinite
Software	3 years

The Company evaluates intangible assets for impairment other than goodwill whenever events or changes in circumstances indicate that the assets might be impaired.

The Company evaluates goodwill for impairment on an annual basis.

During the three months ended September 30, 2012, the Company impaired goodwill that was previously recognized in the acquisitions of Jiuxin Medicine and Shanghai Zhongxin. The impairment to goodwill was made after the Company estimated the fair values of businesses acquired and determined that the implied fair value of goodwill was lower than the carrying value of goodwill for the two businesses. Accordingly, the Company recorded its best impairment estimates of $1,403,933 for Jiuxin Medicine and $69,673 for Shanghai Zhongxin.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. In its wholesale business, the Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management, based on historical experience and current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate.

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

Income taxes

The Company records income taxes pursuant to the accounting standards for income taxes. These standards require the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. The provision for income taxes consists of taxes currently due and the net change in deferred taxes.  A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred, and amounted to $36,886 and $117,197 for three months ended September 30, 2012 and 2011, respectively; and $75,139 and $248,797 for the six months ended September 30, 2012 and 2011, respectively. Advertising and promotion costs consist primarily of print and television advertisements.

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

The balance sheet amounts with the exception of equity at September 30, 2012 and March 31, 2012 were translated at 1 RMB to $0.1583 USD and at 1 RMB to $0.1581 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended September 30, 2012 and 2011 were at 1 RMB to $0.1584 USD and at 1 RMB to $0.1549 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of September 30, 2012 and March 31, 2012, the Company had deposits totaling $6,559,287 and $6,268,508 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended September 30, 2012, one vendor accounted for approximately 12% of the Company’s total purchases and another vendor accounted for 22% of total advances to suppliers. For the three months ended September 30, 2011, two vendors collectively accounted for approximately 22% of the Company’s total purchases and 3% of total purchase deposits.

For the six months ended September 30, 2012, one vendor accounted for approximately 13% of the Company’s total purchases and another vendor accounted for 22% of total advances to suppliers.  For the six months ended September 30, 2011, two vendors collectively accounted for approximately 27% of the Company’s total purchases and 3% of total purchase deposits.

For the three months ended September 30, 2012, one customer accounted for approximately 16% of the Company’s total sales and another customer accounted for 15% of total accounts receivable.  For the three months ended September 30, 2011, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

For the six months ended September 30, 2012, one customer accounted for approximately 14% of the Company’s total sales and another customer accounted for 15% of total accounts receivable.  For the six months ended September 30, 2011, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

Noncontrolling interest

As of September 30, 2012, 1% of the equity interests of Shanghai Zhongxing was owned by Shanghai Bieyanghong Grand Pharmacy Co., Ltd., and not under the Company's control.

NOTE 3 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	September 30, 2012	March 31, 2012
Accounts receivable	$27,843,328	$16,817,801
Less: allowance for doubtful accounts	(863,150)	(301,130)
Trade accounts receivable, net	$26,980,178	$16,516,671

For the three months ended September 30, 2012 and 2011, $155,296 and $127,707 in accounts receivable were directly written off respectively. For the six months ended September 30, 2012 and 2011, $310,461 and $182,398 in accounts receivable were directly written off respectively.

Note 4 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2012	March 31, 2012
Prepaid rental expenses	$1,668,538	$1,994,280
Lease rights transfer fees, current portion (1)	374,255	402,735
Prepaids and other current assets (2)	1,592,915	456,286
Total	$3,635,708	$2,853,301

(1)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

(2)	Prepaids and other current assets include prepaid VAT of $744,148 from Jiuzhou Pharmacy as of September 30, 2012.
Note 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2012	March 31, 2012
Building	$1,111,330	$1,109,926
Leasehold improvements	14,392,878	11,423,330
Office equipment and furniture	5,048,837	4,808,721
Motor vehicles	421,518	420,985
Total	20,974,563	17,762,962
Less: Accumulated depreciation	(6,037,926)	(4,814,490)
Construction-in-progress	-	2,698,648
Property and equipment, net	$14,936,637	$15,647,120

Total depreciation expense for property and equipment was $645,543 and $593,866 for the three months ended September 30, 2012 and 2011, respectively. Total depreciation expense for property and equipment was $1,217,959 and $818,584 for the six months ended September 30, 2012 and 2011, respectively.

Note 6 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive purchases on a timely basis. This amount is refundable and bears no interest.   As of September 30, 2012 and March 31, 2012, the allowance for advances to suppliers amounted to $1,161,130 and $1,029,413, respectively.

Note 7 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 8 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	September 30, 2012	March 31, 2012
Prepayment for lease of land use right – noncurrent (1)	$5,461,350	$5,533,500
Lease rights transfer fees-noncurrent (2)	70,814	243,167
Total	$5,532,164	$5,776,667

(1)	This is a payment made to a local government in connection with entering into a 30-year operating land lease agreement.
(2)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 9 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	September 30, 2012	March 31, 2012
Goodwill on acquisition of Jiuxin Medicine	$-	$1,401,451
Goodwill on acquisition of Shanghai Zhongxing	-	69,549
Licenses and permits	1,097,179	1,095,792
Software	462,404	461,820
Total goodwill and other intangible assets	1,559,583	3,028,612
Less: accumulated amortization	(289,112)	(211,667)
Intangible assets, net	$1,270,471	$2,816,945

Amortization expense of intangibles for the three months ended September 30, 2012 and 2011 amounted to $38,766 and $37,949, respectively. Amortization expense of intangibles for the six months ended September 30, 2012 and 2011 amounted to $77,216 and $75,412, respectively.

During the three months ended September 30, 2012, the Company impaired goodwill that was previously recognized in the acquisitions of Jiuxin Medicine and Shanghai Zhongxin. The impairment to goodwill was made after the Company estimated the fair values of businesses acquired and determined that the implied fair value of goodwill was lower than the carrying value of goodwill for the two businesses. Accordingly, the Company recorded its best impairment estimates of $1,403,933 for Jiuxin Medicine and $69,673 for Shanghai Zhongxin.

Note 10 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong
All other entities	PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three and six months ended September 30, 2012 and 2011:

	For the three months		For the six months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
U.S. Statutory rates	34%	34%	34%	34%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Net operating loss in PRC	(25.0)	-	(25.0)	-
Nondeductible expense - permanent difference	0.0	8.0	0.4	5.0
Effective tax rate	0.0%	33%	0.4%	30%

As of September 30, 2012, the Company's estimated net operating loss carryforwards for U.S. income tax purposes amounted to $1,344,000 which may be available to reduce future years’ taxable income.  These carryforwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at September 30, 2012.  The net change in the valuation allowance for the six months ended September 30, 2012 and 2011 was an increase of approximately $46,000 and $98,000, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company had cumulative undistributed earnings of foreign subsidiaries of approximately $32 million as of September 30, 2012, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

As of September 30, 2012 and March 31, 2012, the Company's P.R.C. deferred tax asset amounted to $400,166 and $0, respectively.

Note 11 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $81,799 and $135,464 in employment benefits and pension for the three months ended September 30, 2012 and 2011, respectively, and $245,945 and $216,227 for the six months ended September 30, 2012 and 2011, respectively.

Note 12 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	September 30, 2012	March 31, 2012
Due to cofounders (1):	$880,058	$880,058
Due to director (2):	282,749	578,383
Total	$1,162,807	$1,458,441

(1)
As of September 30, 2012 and March 31, 2012, amount due to cofounders represents loans from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Mr. Lei Liu, a director, personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of September 30, 2012 and March 31, 2012, notes payable totaling $6,541,763 and $4,208,928 were secured by the personal properties of certain of the Company’s shareholders, respectively.

One of the Company’s retail spaces and its corporate office are leased from Mr. Lei Liu, a director of the Company, under long-term operating lease agreements from August 2010 to August 2012, extended to August 2014 and from January 2011 to December 2012, respectively. Rent expense amounted to $47,628 and $46,770 for the three months ended September 30, 2012 and 2011, respectively, and $95,028 and $92,940 for the six months ended September 30, 2012 and 2011, respectively. No rent was paid to Mr. Liu for the three and six months ended September 30, 2012 and 2011.

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value. The Company recognized a gain of $25,905 and $25,747 from the change in fair value of the option liability for the three and six months ended September 30, 2012, repectively.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of September 30, 2012 using the following assumptions:

Underwriter Purchase Option
September 30, 2012 (1)

Stock price	$0.68
Exercise price	$6.25
Annual dividend yield	0%
Expected term (years)	2.55
Risk-free interest rate	0.31%
Expected volatility	95.11%

(1)	As of September 30, 2012, the option to purchase 105,000 shares of common stock had not been exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of September 30, 2012 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

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

Stock-based compensation

On May 1, 2010, the Company agreed to issue 6,000 shares of common stock to Mr. Ming Zhao as partial payment for compensation. On August 1, 2011, the Company appointed Mr. Ming Zhao as its chief financial officer, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue to Mr. Zhao 40,000 shares of restricted common stock under the Plan, to be vested in eight equal quarterly installments over two years. The trading values of the Company’s common stock on May 1, 2010 and August 1, 2011 were $4.80 and $1.70, respectively.  Accordingly, $8,500 and $17,000 was charged to general and administrative expense for the three months and six months ended September 30, 2012.

On May 14, 2010, the Company entered into an agreement pursuant to which the Company agreed to issue 14,000 shares of restricted common stock in connection with the services of Mr. Bennet P. Tchaikovsky as chief financial officer through April 27, 2011, upon the adoption of a stock incentive plan (the “Plan”). On August 1, 2011, the Company entered into an agreement pursuant to which the Company agreed to issue 4,613 shares of restricted common stock under the Plan in connection with Mr. Tchaikovsky’s services as chief financial officer from April 28, 2011 to August 1, 2011.  On August 1, 2011, the Company appointed Mr. Tchaikovsky to its Board of Directors, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue to Mr. Tchaikovsky 5,883 shares of its restricted common stock under the Plan, of which 3,917 shares were vested for the year ended March 31, 2012.  The trading values of the Company’s common stock on May 14, 2010, April 28, 2011, and August 1, 2011 were $4.66, $2.71, and $1.70, respectively. Accordingly, $843 and $3,344 was charged to general and administrative expense for the three and six months ended September 30, 2012.

On November 1, 2010, the Company agreed to issue 2,340 shares of common stock to its legal counsel as partial payment for six months of legal services. On both May 1, 2011 and November 1, 2011, the Company agreed to issue additional 2,340 shares of common stock to its legal counsel as partial payment for two consecutive six months of legal services. The terms of the service agreement was continued on May 1, 2012, and 2,340 shares of restricted common stock to be issued accordingly. The trading value of the Company’s common stock on May 1, 2011, November 1, 2011, May 1, 2011 and November 1, 2010 were $1.07, $1.66, $2.71 and $5.00, respectively.  $1,252 and $2,719 was recorded as service compensation expense for the three and six months ended September 30, 2012.

On March 15, 2011, the Company agreed to issue 11,268 shares of restricted common stock to Mr. Marc Serrio, a non-executive director, for his annual service.  The terms of the service agreement was continued on March 15, 2012, and 33,058 shares of restricted common stock are to be issued accordingly.  The trading value of the Company’s common stock on March 15, 2012 and 2011 was $1.21 and $3.55, respectively.  Accordingly, $10,082 and $20,055 were charged to general and administrative expense three and six months ended September 30, 2012, respectively.

On January 16, 2012, the Company granted a total of 297,000 shares of restricted common stock under the Plan to a group of 46 employees. These restricted shares will vest on January 16, 2015, provided that the employees are still employed by the Company on such date. $19,612 and $7,190 were charged to general and administrative expense and selling expense respectively for the three months ended September 30, 2012.  $39,011 and $15,126 were charged to general and administrative expense and selling expense respectively for the six months ended September 30, 2012.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and six months ended September 30, 2012 and 2011, the Company did not make appropriations to the statutory reserves. The other subsidiaries were still in the development stage and had not allocated any contribution to the statutory surplus reserve fund.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Net (loss) income attributable to controlling interest	$(1,528,449)	$1,633,713	$(993,562)	$4,876,422
Weighted average shares used in basic computation	13,588,569	13,547,157	13,575,550	13,541,136
Diluted effect of purchase options	-	-	-	-
Weighted average shares used in diluted computation	13,588,569	13,547,157	13,575,550	13,541,136
(Loss) earnings per share – Basic:
Net (loss) income before noncontrolling interest	$(0.11)	$0.12	$(0.07)	$0.36
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net (loss) income attributable to controlling interest	$(0.11)	$0.12	$(0.07)	$0.36
(Loss) earnings per share – Diluted:
Net (loss) income before noncontrolling interest	$(0.11)	$0.12	$(0.07)	$0. 36
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net (loss) income attributable to controlling interest	$(0.11)	$0.12	$(0.07)	$0.36

For the three and six months ended September 31, 2012 and 2011, 105,000 shares underlying outstanding purchase options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

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

All segments' accounting policies are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest and income taxes not including nonrecurring gains and losses.

The Company's reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they require different operation and markets to distinct classes of customers.

The following table presents summarized information by segment for the three months ended September 30, 2012:

	Retail Drugstores	Drug Wholesale	Chinese herbs Farming	Total
Revenue	$10,497,948	$16,167,166	$-	$26,665,114
Cost of goods	7,690,140	15,552,777	-	23,242,917
Gross profit	$2,807,808	$614,389	$-	$3,422,197
Selling expenses	$2,044,728	$57,893	$-	$2,102,621
General and administrative expenses	$1,300,179	$(22,842)	$32,976	$1,310,313
Income from operations	$(537,099)	$579,338	$(32,976)	$9,263
Depreciation and amortization	$568,012	$116,000	$297	$684,309
Total capital expenditures	$268,772	$2,088	$-	$270,860
Total assets	$47,349,821	$34,269,871	$6,625,406	$88,245,098

The following table presents summarized information by segment for the six months ended September 30, 2012:

	Retail Drugstores	Drug Wholesale	Chinese herbs Farming	Total
Revenue	$19,452,405	$37,535,949	$2,524,091	$59,512,445
Cost of goods	14,319,144	36,396,678	229,649	50,945,471
Gross profit	$5,133,261	$1,139,271	$2,294,442	$8,566,974
Selling expenses	$3,844,400	$108,507	$-	$3,952,907
General and administrative expenses	$3,018,426	$1,104,512	$41,892	$4,164,830
Income from operations	$(1,729,565)	$(73,748)	$2,252,550	$449,237
Depreciation and amortization	$1,034,951	$252,168	$8,056	$1,295,175
Total capital expenditures	$484,682	$2,632	$-	$487,314
Total assets	$47,349,821	$34,269,871	$6,625,406	$88,245,098

The Company does not have long-lived assets located outside the PRC.  In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main product categories for the three and six months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Prescription drugs	$4,304,562	$7,443,121	$8,334,655	$17,161,037
Over-the-counter (OTC) drugs	3,111,558	5,265,030	5,737,825	11,552,112
Nutritional supplements	1,713,605	2,290,664	2,542,891	4,483,157
Traditional Chinese medicine (TCM)	935,439	2,426,368	1,802,140	5,003,989
Sundry products	173,814	367,580	396,753	673,673
Medical devices	258,970	490,211	628,141	836,865
Total	$10,497,948	$18,282,974	$19,452,405	$39,710,833

The Company’s net revenue from external customers through wholesales by main product categories for the three and six months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Prescription drugs	$8,404,741	$3,206,667	$21,125,002	$3,206,667
Over-the-counter (OTC) drugs	3,318,318	678,119	7,851,391	678,119
Nutritional supplements	4,231,039	6,037	8,339,633	6,037
Traditional Chinese medicine (TCM)	210,921	36,772	213,787	36,772
Sundry products	901	341	1,983	341
Medical devices	1,246	14,037	4,153	14,037
Total	$16,167,166	$3,941,973	$37,535,949	$3,941,973

The Company’s net revenue from external customers through Chinese herbs farming by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Prescription drugs	$-	$-	$-	$-
Over-the-counter (OTC) drugs	-	-	-	-
Nutritional supplements	-	-	-	-
Traditional Chinese medicine (TCM)	-	-	2,524,091	-
Sundry products	-	-	-	-
Medical devices	-	-	-	-
Total	$-	$-	$2,524,091	$-

Note 17 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government for the cultivation of Chinese medicinal herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Years ending September 30,	Retail Drugstores	Drug Wholesale	Chinese herb Farming	Total Amount
2013	$4,395,720	$197,240	$-	$4,592,960
2014	4,150,924	207,170	-	4,358,094
2015	3,481,293	216,964	-	3,698,257
2016	2,575,023	234,013	-	2,809,036
2017	1,209,975	265,754	-	1,475,729
Thereafter	3,991,865	1,161,969	-	5,153,834

Total rent expense amounted to $1,218,696 and $936,991 for the three months ended September 30, 2012 and 2011, respectively. Total rent expense amounted to $2,250,441 and $1,668,737 for the six months ended September 30, 2012 and 2011, respectively.

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

Results of Operations

Comparison of three months ended September 30, 2012 and 2011

The following table summarizes our results of operations for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012		2011
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$26,665,114	100.0%	$22,224,947	100.0%
Gross profit	$3,422,197	12.8%	$6,257,896	28.2%
Selling expenses	$2,102,621	7.9%	$2,711,494	12.2%
General and administrative expenses	$1,310,313	4.9%	$1,320,521	5.9%
Income from operations	$9,263	0.0%	$2,225,881	10.0%
Other income (expense), net	$(90,332)	(0.3)%	$187,166	0.8%
Impairment of goodwill	$1,473,606	5.5%	$-	0.0%
Change in fair value of purchase option derivative liability	$25,905	0.1%	$34,356	0.2%
Income tax expense	$10	0.0%	$817,990	3.7%
Net (loss) income attributable to controlling interest	$(1,528,449)	(5.7)%	$1,633,713	7.4%
Net loss attributable to noncontrolling interest	$331	0.0%	$4,300	0.0%

Revenue.  We had two revenue streams for the three months ended September 30, 2012 and 2011: (i) store and online retail sales of pharmaceutical and other healthcare products, and (ii) wholesale distribution of pharmaceutical and other healthcare products, primarily to third-party pharmaceutical trading companies.  Included in our wholesale revenue are wholesales of pharmaceutical and healthcare products that we purchased from third-party manufacturers or suppliers.

Our revenue increased by $4,440,167 or 20.0% period over period, primarily due to the expansion of our wholesale business, offset by a decrease in our retail business:

(1)
We started our wholesale business after acquiring Jiuxin Medicine in August 2011, through which we have been distributing third-party pharmaceutical and healthcare products to pharmaceutical trading companies and other group customers.  Our wholesale business increased rapidly during fiscal 2013 because we introduced very competitive pricing to customers to stimulate sales.  Sales from the wholesale business accounted for $16,167,166 or approximately 60.6% of our total revenue for the three months ended September 30, 2012. In contrast, for the three months ended September 2011, sales from the wholesale business accounted for only $3,941,973 or approximately 17.7% of our total sales.

(2)
Our retail sales decreased by $7,785,026 or 42.6% to $10,497,948 for the three months ended September 30, 2012 from $18,282,974 for the three months ended September 30, 2011.  Although our retail store count increased to 65 as of September 30, 2012, from 58 stores a year ago, our retail store sales decreased primarily as a result of stricter government policies and a competitive retail market. Retail sales accounted for approximately 39.4% of our total revenue for the three months ended September 30, 2012.  Same-store sales decreased by approximately $9,060,348 or 50.0%, while our new stores and online pharmacy contributed a total of approximately $1,118,454.  We expect same-store sales will continue to decline as the frequency of government-mandated price controls and the number of drugs subject to price controls continue to rise.

Quarterly Revenue by Segment. The following table breaks down the revenue for our three business segments for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012		2011
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$9,637,418	36.2%	$18,193,045	81.9%	$(8,555,627)	(47.0)%
Revenue from online sales	860,530	3.2%	89,929	0.4%	770,601	856.9%
Sub-total of retail revenue	10,497,948	39.4%	18,282,974	82.3%	(7,785,026)	(42.6)%

Revenue from wholesale business	16,167,166	60.6%	$3,941,973	17.7%	12,225,193	310.1%
Revenue from farming business	-	0.0%	-	0.0%	-	0.0%
Total revenue	$26,665,114	100%	$22,224,947	100%	$4,440,167	20.0%

The revenue fluctuation period over period reflected the following combined factors:

(1)
Revenue from “Jiuzhou Grand Pharmacy” stores decreased by approximately $8.6 million or 47.0% quarter over quarter, mainly due to two reasons.  During the three month ended September 30, 2011, we implemented a variety of promotional activities such as giving out gifts and discounts to our customers.  Since the second quarter of fiscal 2012, the Hangzhou government has been gradually restricting retail drugstores within the city from organizing large-scale marketing promotions on the streets in which further rebates or discounts are given to customers making purchases with government-sponsored medical insurance cards.  Our promotional activities were curtailed accordingly, which, in turn, impacted our retail sales revenue, especially from sales of certain prescription drugs covered by the medical insurance cards.  In addition, the government subjected more drugs to price controls, which caused us to reduce prices for some of the affected drugs and stop carrying others at our pharmacies.

(2)
Our wholesale business increased by $12,225,193 or 301.1% quarter over quarter. It reflects our continuous efforts to expand Jiuxin Medicine’s business, which was acquired in August, 2011. In order to promote its sales, Jiuxin Medicine introduced competitive prices, which resulted in a low profit margin. On the other side, as Jiuxin Medicine was in its start-up period, the sales in August and September of 2011 did not typically represent its regular sale volume. As a result, we do not expect such a significant growth rate in the future.

(3)
Our online pharmacy sales increased by $770,601 or 856.9% quarter over quarter. As we started business cooperation with certain local business-to-consumer online vendors such as Taobao during the second half of 2011, our online pharmacy has become more and more widely exposed to potential customers over time.  As a result, we have seen a steady growth in our online sales.

Gross Profit.  Our gross profit decreased by $2,835,699 or 45.3% quarter over quarter primarily as a result of decreased retail sales.  Our gross margin decreased period over period from 28.2% to 12.8% as a result of decline of our retail sale profit margin as well as a low profit margin of our wholesale business, partially caused by our sales promotion activities.  The average gross margin of our retail and wholesale businesses for the three months ended September 30, 2012 are as follows:

	Three months ended March 31,
	2012	2011
Average gross margin for retail business	26.6%	33.4%
Average gross margin for wholesale business	3.9%	4.1%
Average gross margin for farming business	N/A	N/A

Our retail gross margin decreased to 26.6% in the three months ended September 30, 2012 from 33.4% in the three months ended September 30, 2011.  The Chinese government has included more and more prescription and OTC drugs in the price control list.  Some of our products’ prices were higher than the prices set by the Chinese government.  Hence, we had to adjust these products’ prices.  As a result, the profit margin for these products declined.  In addition, due to the economic slowdown and stricter government policies such as stricter insurance reimbursement policy and the expansion of Essential Drug List (EDL), the retail drugstore market became much more competitive. For example, drugs listed in the EDL were being sold at a price close to its cost at local community hospitals which, in turn, receive government subsidies.  Correspondently, we had to either abandon sale of these drugs or sell them at minimal profit margins.  As a result, our overall retail gross profit margin decreased.

Our wholesale gross margin for the three months ended September 30, 2012 was 3.9% as compared to 4.1% for the three months ended September 30, 2011.  Because we introduced very competitive prices to stimulate sales, our traditional wholesale business, where we purchase from third-party manufacturers or suppliers and resell, has a low profit margin.

Selling and Marketing Expenses. Our sales and marketing expenses decreased by $608,873 or 22.5% period over period mainly due to less promotional activities because of restrictions by the local government, offset by increased rent and depreciation and amortization expense.  Such expenses as a percentage of our revenue decreased to 7.9%, from 12.2% for the same period a year ago as our wholesale business contributed significant sales revenue.

General and Administrative Expenses.  Our general and administrative expenses decreased by $10,208 or 0.8% period over period.  Such expenses as a percentage of our revenue decreased to 4.9% from 5.9% for the same period a year ago.  The decrease in absolute dollars as well as a percentage of revenue related to our stringent expense budget and control.

Income from Operations.  Mainly as a result of lower profit margins, partly offset by decreases in general and administration expenses and decreases in selling and marketing expenses, our income from operations decreased by $2,216,618 or 99.6% period over period.  Our operating margin for the three months ended September 30, 2012 and 2011 was 0.0% and 10.0%, respectively.

 Impairment of Goodwill.  During the three months ended September 30, 2012, we recorded a goodwill impairment charge of $1,473,606 that was previously recognized in the acquisitions of Juixin Medicine and Shanghai Zhongxin. The impairment to goodwill was made after the Company estimated the fair values of businesses acquired and determined that the implied fair value of goodwill was lower than the carrying value of goodwill for the two businesses. Accordingly, the Company recorded its best impairment estimates of $1,403,933 for Jiuxin Medicine and $69,673 for Shanghai Zhongxin.

Income Taxes.   For the current period, our income tax expense decreased by $817,980, as a result of a net loss.

Net Income.   As a result of the foregoing, our net income decreased by $3,162,162 period over period.

Comparison of six months ended September 30, 2012 and 2011

The following table summarizes our results of operations for the six months ended September 30, 2012 and 2011:

	Six months ended September 30,
	2012		2011
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$59,512,445	100.0%	$43,652,806	100.0%
Gross profit	$8,566,974	14.4%	$13,127,219	30.1%
Selling expenses	$3,960,845	6.7%	$4,089,794	9.4%
General and administrative expenses	$4,156,892	7.0%	$2,395,304	5.5%
Income from operations	$449,237	0.8%	$6,642,121	15.2%
Other income, net	$8,367	0.0%	$206,586	0.5%
Impairment of goodwill	$1,473,606	2.5%	$-	0.0%
Change in fair value of purchase option derivative liability	$25,747	0.0%	$96,988	0.2%
Income tax expense	$3,892	0.0%	$2,073,553	4.8%
Net (loss) income attributable to controlling interest	$(993,562)	(1.7)%	$4,876,442	11.2%
Net loss attributable to noncontrolling interest	$585	0.0%	$4,300	0.0%

Revenue.  We had three revenue streams for the six months ended September 30, 2012: (i) store and online retail sales of pharmaceutical and other healthcare products, and (ii) wholesale distribution of pharmaceutical and other healthcare products, and (iii) our self-cultivated TCM herbs, primarily to third-party pharmaceutical trading companies.  In contrast, store retail sales and wholesale provided almost all of our revenue for the six months ended September 30, 2011.

Our revenue increased by $15,859,639 or 36.3% period over period, primarily due to the expansion of our wholesale business and the addition of our farming business, offset by a decrease in our retail business:

(1)
We started our wholesale business after acquiring Jiuxin Medicine in August 2011, through which we have been distributing third-party pharmaceutical and healthcare products to pharmaceutical trading companies and other group customers.  Our wholesale business increased rapidly during fiscal 2012 because we introduced very competitive pricing to customers to stimulate sales.  Sales from the wholesale business accounted for $37,535,949 or approximately 63.1% of our total revenue for the six months ended September 30, 2012. In contrast, sales from the wholesale business accounted for $3,941,973 or approximately 9.0% of our total revenue for the six months ended September 30, 2011.

(2)
In the fourth quarter of fiscal 2012, we also began distributing the TCM herbs such as Peucedanum that we have been cultivating, to third-party pharmaceutical trading companies.  Although we have hired several specialists to oversee our farming business, we are mainly relying on the local village government to manage the cultivation process.  For example, the local government would organize local farmers to plant, fertilize and harvest.  In turn, we paid for the expenses incurred by the local farmers based on our agreements with the local government.  Sales from our farming business accounted for $2,524,092 or approximately 4.2% of our total revenue for the six months ended September 30, 2012.

(3)
Our retail sales decreased by $20,959,786 or 53.8% to $18,034,414 for the six months ended September 30, 2012 from $38,994,200 for the six months ended September 30, 2011.  Although our retail store count increased to 65 as of September 30, 2012, from 58 stores a year ago, our retail store sales decreased primarily as a result of stricter government policies and a competitive retail market. Retail sales accounted for approximately 32.7% of our total revenue for the six months ended September 30, 2012.  Same-store sales decreased by approximately $22,608,343 or 56.7%, while our new stores and online pharmacy contributed a total of approximately $1,672,725.  We expect same-store sales will continue to decline as the frequency of government-mandated price controls and the number of drugs subject to price controls continue to rise.

Six-Month Revenue by Segment. The following table breaks down the revenue for our three business segments for the six months ended September 30, 2012 and 2011:

	Six months ended September 30,
	2012		2011
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$18,034,415	30.3%	$39,534,200	90.6%	$(21,499,785)	(54.4)%
Revenue from online sales	1,417,990	2.4%	176,633	0.4%	1,241,357	702.8%
Sub-total of retail revenue	19,452,405	32.7%	39,710,833	91.0%	(20,258,428)	(51.0)%

Revenue from wholesale business	37,535,949	63.1%	3,941,973	9.0%	33,593,976	852.2%
Revenue from farming business	2,524,091	4.2%	-	0.0%	2,524,091	N/A
Total revenue	$59,512,445	100.0%	$43,652,806	100.0%	$15,859,639	36.3%

The revenue fluctuation period over period reflected the following combined factors:

(1)
Revenue from “Jiuzhou Grand Pharmacy” stores decreased by approximately $21.0 million or 54.4% period over period for the same reasons that it declined during the quarter. During the six month ended September 30, 2011, we implemented a variety of promotional activities such as giving out gifts and discounts to our customers.  Since the second quarter of fiscal 2012, the Hangzhou government has been gradually restricting retail drugstores within the city from organizing large-scale marketing promotions on the streets in which further rebates or discounts are given to customers making purchases with government-sponsored medical insurance cards.  Our promotional activities were curtailed accordingly, which, in turn, impacted our retail sales revenue, especially from sales of certain prescription drugs covered by the medical insurance cards.  In addition, the government subjected more drugs to price controls, which caused us to reduce prices for some of the affected drugs and stop carrying others at our pharmacies.

(2)
Our wholesale business increased by $33,593,976 or 852.2% period over period. It reflects our continuous efforts to expand Jiuxin Medicine’s business, which was acquired in August, 2011. In order to promote its sales, Jiuxin Medicine introduced competitive prices, which resulted in a low profit margin. On the other side, as Jiuxin Medicine was in its start-up period, the sales in August and September of 2011 did not typically represent its regular sale volume. As a result, we do not expect such a significant growth rate in the future.

(3)
Our online pharmacy sales increased by $1,241,357 or 702.8% period over period. As we started business cooperation with certain local business-to-consumer online vendors such as Taobao during the second half of 2011, our online pharmacy has become more and more widely exposed to potential customers over time.  As a result, we have seen a steady growth in our online sales.

Gross Profit.  Our gross profit decreased by $4,560,245 or 34.7% period over period primarily as a result of decreased retail sales.  Our gross margin decreased period over period from 30.1% to 14.4% as a result of decline in our retail sale profit margin as well as low profit margin for our wholesale business, partially caused by our sales promotion activities.  The average gross margin of our retail and wholesale businesses for the six months ended September 30, 2012 are as follows:

	Six months ended March 31,
	2012	2011
Average gross margin for retail business	26.3%	32.1%
Average gross margin for wholesale business	3.0%	4.1%
Average gross margin for farming business	90.9%	N/A

Our retail gross margin decreased to 26.3% in the six months ended September 30, 2012 from 32.1% in the six months ended September 30, 2011. The Chinese government has included more and more prescription and OTC drugs in the price control list.  Some of our products’ prices were higher than the prices set by the Chinese government.  Hence, we had to adjust these products’ prices.  As a result, the profit margin for these products declined.  In addition, due to the economic slowdown and stricter government policies such as stricter insurance reimbursement policy and the expansion of Essential Drug List (EDL), the retail drugstore market became much more competitive. For example, drugs listed in the EDL were being sold at a price close to its cost at local community hospitals which, in turn, receive government subsidies.  Correspondently, we had to either abandon sale of these drugs or sell them at minimal profit margins.  As a result, our overall retail gross profit margin decreased.

Our wholesale gross margin for the six months ended September 30, 2012 was 3.0% as compared to 4.1% for the six months ended September 30, 2011.  Because we introduced very competitive prices to stimulate sales, our traditional wholesale business, where we purchase from third-party manufacturers or suppliers and resell, has a low profit margin.

Our profit margin for our harvested TCM sold was approximately 90.9% for the six months ended September 30, 2012. We are able to control quality through monitoring which, in turn, enable us to command good pricing.  In addition, as we are also a drug distributor, we are able to internalize distribution costs more efficiently. As a result, we expect the profit margin for our farming business to remain high.

Selling and Marketing Expenses. Our sales and marketing expenses decreased by $128,949 or 3.2% period over period due to less promotional activities because of restrictions by the local government, offset by increased rent and depreciation and amortization expense.  Such expenses as a percentage of our revenue decreased to 6.7%, from 9.4% for the same period a year ago as our wholesale business contributed significant sales revenue.

General and Administrative Expenses.  Our general and administrative expenses increased by $1,761,587 or 73.5% period over period.  Such expenses as a percentage of our revenue increased to 7.0% from 5.5% for the same period a year ago.  The increase in absolute dollars as well as a percentage of revenue related to professional fees incurred as a U.S. publicly traded company, more reserves for accounts receivables and advances to suppliers, increased salaries, and administration costs related to our new businesses such as Jiuxin Medicine.  For example, due to the expansion of our wholesale business, we had significant amount of accounts receivable and advances to customers as of September 30, 2012.  As a result, we incurred approximately $680,000 of additional bad debts expense, which is included in the general and administration expense. As we continue to open drugstores, further develop our infrastructure, and incur expenses related to being a U.S. public company, we anticipate that our general and administrative expenses will increase in absolute dollars.

 Impairment of Goodwill. During the six months ended September 30, 2012, we recorded a goodwill impairment charge of $1,473,606 that was previously recognized in the acquisitions of Jiuxin Medicine and Shanghai Zhongxin. The impairment to goodwill was made after we estimated the fair values of businesses acquired and determined that the implied fair value of goodwill was lower than the carrying value of goodwill for the two businesses. Accordingly, we recorded our best impairment estimates of $1,403,933 for Jiuxin Medicine and $69,673 for Shanghai Zhongxin.

Income from Operations.  As a result of lower profit margins, decreases in selling and marketing expenses, and increases in general and administration expenses, our income from operations decreased by $6,192,884 or 93.2% period over period.  Our operating margin for the six months ended September 30, 2012 and 2011 was 0.8% and 15.2%, respectively.

Income Taxes.   Our income tax expense decreased by $2,069,661 period over period, as a result of lower taxable income and an income tax waiver granted to Qianhong Agriculture.

Net Income.   As a result of the foregoing, our net income decreased by $5,870,004 period over period.

Liquidity

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

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail Drugstores	Drug Wholesale	Chinese Herb Farming	Total Amount
1- 3 months	$3,794,802	$14,577,297	$-	$18,372,099
4- 6 months	8,351	4,131,448	2,406,112	6,545,911
7- 9 months	152	1,903,320	605,700	2,509,172
10 - 12 months	244	291,570	-	291,814
Over one year	4,115	120,217	-	124,332
Allowance for doubtful accounts	(3,093)	(860,057)	-	(863,150)
Total accounts receivable	$3,804,571	$20,163,795	$3,011,812	$26,980,178

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

In summary, our cash flows for the periods indicated are as follows:

	Six months ended September 30
	2012	2011
Net cash (used in) provided by operating activities	$(2,005,317)	$15,736,927
Net cash (used in) investing activities	$(487,314)	$(14,315,712)
Net cash provided by (used in) financing activities	$2,123,276	$(3,451,780)

For the six months ended September 30, 2012, cash used in operating activities amounted to $2,005,317, as opposed to $15,736,927 provided by operating activities in the same period a year ago. The change in cash provided by operating activities period over period is primarily attributable to an increase in cash used in accounts receivable of $8,573,892, advances to suppliers of $ 4,213,448, other current assets of $6,389,528, and inventory of $3,169,905, offset by an increase in cash provided by accounts payable of $5,636,963 and customer deposits of $981,381, and an increase in bad debt expense of $652,374. The negative cash flow due to operations reflects the quick expansion of our wholesale business, which required us to obtain significant customer deposits and to make large credit sales to our new customers.

For the six months ended September 30, 2012, net cash used in investing activities amounted to $487,314, as compared to net cash of $14,315,712 used in investing activities in the same period a year ago.  The change in cash used in investing activities period over period is the result of decreases in payments on leasehold improvements and construction-in-progress of $7,849,879, a decrease in cash used in purchase of equipments of $1,921,292 and a decrease in cash payment for a business acquisition of $3,282,727.

For the six months ended September 30, 2012, net cash provided by financing activities amounted to $2,123,276, as opposed to $3,451,780 used in financing activities a year ago.  The change in cash provided by financing activities period over period is the result of a decrease in cash used in payments on notes payable of $3,703,942 and an increase in notes payable of $2,328,686.

As of September 30, 2012, we had cash of approximately $3,507,961.  Our total current assets as of September 30, 2012, were $64,051,632 and our total current liabilities were $36,674,466, which resulted in a net working capital of $27,377,166.

Capital Resources

In April 2010, we completed a public offering of 3.5 million shares of our common stock at a price of $5.00 per share resulting in gross proceeds of $17.5 million and net proceeds of $15.7 million after deducting commissions and all other expenses.  As of September 30, 2012, we had approximately $27 million of receivables and $16 million in advances and $24 million in accounts payable.  In the event that we do not receive timely payment on our receivables, are unable to timely liquidate our advances against inventory purchase and/or are required to pay our accounts payable we may need additional capital resources, which we may or may not be able to obtain.  Even if we do find a source of additional capital, we may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures.  Such reductions could materially adversely affect our business and our ability to compete.

As a result of entering into the wholesaling business, that we believe is necessary component of our long-term strategy, to manage our short term cash flow we have begun to stringently evaluate our expenses. One way we were able to improve cash flow was by applying and then receiving approval from our local SAIC to eliminate the $9 million registered capital requirement that we would have had to pay by July 2012 for Shouantang Technology. On an operational level, through expense reductions, we were able to reduce our operating expense from $4.0 million to $3.4 million during the three months ended September 30, 2012. As a result, we believe that with our projected working capital for the next twelve months, we will be able to meet our obligations for the next twelve months.  However, if we are to acquire additional businesses or further expand our operations, we may need additional capital, which may not be available on terms favorable to us or at all.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Years ending September 30,	Retail Drugstores	Drug Wholesale	Chinese herb Farming	Total Amount
2013	$4,395,720	$197,240	$-	$4,592,960
2014	4,150,924	207,170	-	4,358,094
2015	3,481,293	216,964	-	3,698,257
2016	2,575,023	234,013	-	2,809,036
2017	1,209,975	265,754	-	1,475,729
Thereafter	3,991,865	1,161,969	-	5,153,834

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	September 30, 2012	March 31, 2012	September 30, 2011
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1583	USD1: RMB 0.1581	USD1: RMB 0.1547

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1584	USD1: RMB 0.1561	USD1: RMB 0.1539

No representation is made that RMB amounts have been, or would be, converted into USD at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective.

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

On August 1, 2011, we retained Mr. Ming Zhao as our chief financial officer. Mr. Zhao is a U.S. licensed certified public accountant, has financial reporting experience, and works on a fulltime basis from our headquarters in Hangzhou. We believe that Mr. Zhao will be able to assist the Company in addressing our accounting and finance personnel weaknesses; however, we cannot give assurance that his hiring alone will remedy such internal control weaknesses.

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

ITEM 1A. RISK FACTORS.

As of and for the six months ended September 30, 2012, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended March 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.

As previously reported in the Current Report on Form 8-K that we timely filed with the SEC on September 6, 2012, we received a letter on August 31, 2012 from the NASDAQ Stock Market LLC (“NASDAQ”), notifying us that we failed to maintain a minimum closing bid price of $1.00 over the then preceding 30 consecutive trading days for our common stock as required by NASDAQ Listing Rule 5550(a)(2) (the “Bid Price Rule”). The letter stated that we have until February 27, 2013 to demonstrate compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of 10 consecutive trading days. We intend to monitor our common stock’s bid price and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with the Bid Price Rule by February 27, 2013. In the event that we do not regain compliance with the Bid Price Rule by February 27, 2013, we may still be eligible for additional time if we meet certain continued listing requirements and the initial listing criteria for The NASDAQ Capital Market (excepting the bid price requirement), and if we provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period. If we meet these criteria and provide such notice, NASDAQ may grant an additional 180-day compliance period. If, however, it appears that we will not be able to cure the deficiency or we are otherwise not eligible, NASDAQ will notify us that our common stock will be subject to delisting. At such time, we may appeal the delisting determination to a NASDAQ Hearings Panel.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Kerrisdale (1)
3.2	Certificate of Amendment to Articles of Incorporation of Kerrisdale filed with the Nevada Secretary of State on July 14, 2008 (2)
3.3	Articles of Merger between Kerrisdale Mining and China Jo-Jo Drugstores, Inc. filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws (1)
3.5	Text of Amendments to the Bylaws (2)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (4)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
101.INS	XBRL Instance Document* **
101.SCH	XBRL Taxonomy Extension Schema Document* **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

*	Filed herewith.
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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: November 14, 2012	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer

Date: November 14, 2012	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer