Form 10-Q
period 2012-12-31
CHINA JO-JO DRUGSTORES, INC.
filed 2013-02-14
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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

As of February 10, 2013, the registrant had 13,609,002 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2012

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial statements (unaudited)	4
	Unaudited condensed consolidated balance sheets as of December 31, 2012 and March 31, 2012	4
	Unaudited condensed consolidated statements of operation and comprehensive income (loss) for the three and nine months ended December 31, 2012 and 2011	5
	Unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2012 and 2011	6
	Notes to unaudited condensed consolidated financial statements	7
Item 2.	Management's discussion and analysis of financial condition and results of operations	22
Item 3.	Quantitative and qualitative disclosures about market risk	29
Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION	30
Item 1.	Legal proceedings	30
Item 1A.	Risk factors	30
Item 2.	Unregistered sales of equity securities and use of proceeds	30
Item 3.	Defaults upon senior securities	30
Item 4.	Reserved	30
Item 5.	Other information	30
Item 6.	Exhibits	30
Signatures		31

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2012	2012
ASSETS

CURRENT ASSETS
Cash	$3,795,628	$3,833,216
Restricted cash	2,825,899	2,818,449
Trade accounts receivable, net	20,472,706	16,516,671
Inventories	7,636,141	6,875,574
Other receivables	1,485,760	603,294
Advances to suppliers, net	19,490,650	14,347,557
Other current assets	2,255,924	2,853,301
Total current assets	57,962,708	47,848,062

PROPERTY AND EQUIPMENT, net	14,132,691	15,647,120

OTHER ASSETS
Long term deposits	2,460,396	2,872,219
Other noncurrent assets	5,466,837	5,776,667
Intangible assets, net	1,228,260	2,816,945
Total other assets	9,155,493	11,465,831

Total assets	$81,250,892	$74,961,013

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$20,855,018	$13,906,383
Notes payable	6,739,164	4,208,928
Other payables	1,643,921	782,586
Other payables - related parties	1,066,827	1,458,441
Customer deposit	2,093,059	1,332,141
Taxes payable	329,315	469,606
Accrued liabilities	269,150	417,184
Total current liabilities	32,996,454	22,575,269

Purchase option derivative liability	20,767	34,419
Total liabilities	33,017,221	22,609,688

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of December 31, 2012 and March 30, 2012	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 13,609,002 and 13,589,621 shares issued and outstanding as of December 31, 2012 and March 31, 2012	13,609	13,589
Additional paid-in capital	16,988,127	16,853,039
Statutory reserves	1,309,109	1,309,109
Retained earnings	26,949,017	31,429,100
Accumulated other comprehensive income	2,975,743	2,747,561
Total stockholders' equity	48,235,605	52,352,398

Noncontrolling interests	(1,934)	(1,073)
Total equity	48,233,671	52,351,325

Total liabilities and stockholders' equity	$81,250,892	$74,961,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended December 31,		For the nine months ended December 31,
	2012	2011	2012	2011
REVENUES, NET	$15,596,013	$25,643,949	$75,108,458	$69,296,755

COST OF GOODS SOLD	12,605,711	18,817,080	63,551,182	49,342,667

GROSS PROFIT	2,990,302	6,826,869	11,557,276	19,954,088

SELLING EXPENSES	3,179,168	2,498,892	7,140,013	6,588,686
GENERAL AND ADMINISTRATIVE EXPENSES	3,300,064	2,175,615	7,456,956	4,570,919
TOTAL OPERATING EXPENSES	6,479,232	4,674,507	14,596,969	11,159,605

INCOME (LOSS) FROM OPERATIONS	(3,488,930)	2,152,362	(3,039,693)	8,794,483

OTHER INCOME (EXPENSE), NET	(25,380)	16,343	(75,178)	222,929
GOODWILL IMPAIRMENT LOSS	-	-	(1,473,606)	-
CHANGE IN FAIR VALUE OF PURCHASE OPTION DERIVATIVE LIABILITY	(12,095)	19,404	13,652	116,392

INCOME BEFORE INCOME TAXES	(3,526,405)	2,188,109	(4,574,825)	9,133,804

PROVISION FOR (BENEFITS FROM) INCOME TAXES	(39,613)	610,910	(93,886)	2,684,463

NET (LOSS) INCOME	(3,486,792)	1,577,199	(4,480,939)	6,449,341

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(271)	3,217	(856)	(1,083)

NET (LOSS) INCOME ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(3,486,521)	1,573,982	(4,480,083)	6,450,424

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	120,634	262,923	228,181	1,346,370

COMPREHENSIVE (LOSS) INCOME	$(3,365,887)	$1,836,905	$(4,251,902)	$7,796,794

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	13,584,172	13,557,379	13,571,479	13,546,570
Diluted	13,584,172	13,557,379	13,571,479	13,546,570

(LOSS) EARNINGS PER SHARES:
Basic	$(0.26)	$0.12	$(0.33)	$0.48
Diluted	$(0.26)	$0.12	$(0.33)	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,480,939)	$6,449,341
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,118,133	2,065,451
Stock compensation	135,107	75,616
Bad debt expense	2,165,822	543,435
Goodwill Impairment	1,482,327	-
Change in fair value of purchase option derivative liability	(13,652)	(116,392)
Change in operating assets:
Accounts receivable, trade	(5,581,444)	(5,082,547)
Notes receivable	-	-
Inventories	(734,011)	1,497,076
Other receivables	(1,035,445)	(636,952)
Advances to suppliers	(5,404,917)	3,000,229
Other current assets	607,793	5,635,292
Long term deposit	422,457	(17,790)
Other noncurrent assets	331,544	153,828
Change in operating liabilities:
Accounts payable, trade	6,891,514	5,554,243
Other payables and accrued liabilities	708,621	(862,802)
Customer deposits	755,387	(213,660)
Taxes payable	(141,984)	(366,393)
Net cash (used in) provided by operating activities	(1,773,687)	17,677,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(252,128)	(11,727,452)
Additions to leasehold improvements	(253,515)	-
Net payments for business acquisitions	-	(3,297,561)
Net cash used in investing activities	(505,643)	(15,025,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	3,244	(496,520)
Payments on notes payable	-	(4,452,229)
Increase in notes payable	2,512,678	-
Decrease in other payables- related parties	(391,664)	-
Net cash provided by (used in) financing activities	2,124,258	(4,948,749)

EFFECT OF EXCHANGE RATE ON CASH	117,484	145,548

DECREASE IN CASH	(37,588)	(2,150,239)

CASH, beginning of Period	3,833,216	6,489,905

CASH, end of Period	$3,795,628	$4,339,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$72,024	$3,254,843
Non-cash investing activities
Charge of property and equipment into disposal loss at store closing	$76,368	$-
Transfer from construction-in-progress to leasehold improvement	$2,707,183	$-
Non-cash financing activities
Notes payable transferred to accounts payable vendors	$-	$6,480,692

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

The Company is a retail and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”).  The Company’s retail business is comprised primarily of pharmacies, a majority of which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements.  Shanghai Lydia Grand Pharmacy Co., Ltd. (“Shanghai Lydia”), a wholly-owned subsidiary of Jiuzhou Pharmacy, operates two store locations in Shanghai.  On July 29, 2011, Shanghai Lydia obtained control of Shanghai Bieyanghong Zhongxing Grand Pharmacy Co. Ltd., which also operates one pharmacy in Shanghai, and which subsequently changed its name to Shanghai Lydia Zhongxing Grand Pharmacy Co., Ltd. (“Shanghai Zhongxing”).  Shanghai Lydia has two additional subsidiaries, namely, Shanghai Lydia Trading Co., Ltd. (“Lydia Trading”), which operates one pharmacy in Shanghai, and Shanghai Lydia Zhenguang Grand Pharmacy Co., Ltd. (“Shanghai Zhenguang”), which operates another pharmacy in Shanghai.  One drugstore is operated by Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), a wholly-owned subsidiary of Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which is wholly-owned by Shouantang Technology.  Five drugstores previously operated by Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”) closed as of December 31, 2012, and Jiuying Pharmacy was dissolved on January 7, 2013.  Prior to its dissolution, 39% and 10% of the equity interests of Jiuying Pharmacy were held by Shouantang Technology and Jiuxin Management, respectively, with the remaining 51% held by the three owners of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service (the “Owners”).

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation HK	• Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	• Established in the PRC on October 14, 2008 • Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law • Registered capital of $4.5 million fully paid	100%

Shouantang Technology	• Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million • Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid • Deemed a WFOE under PRC law • Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	• Established in the PRC on August 10, 2010 by Jiuxin Management • Registered capital of RMB 10 million fully paid • Carries out cultivation of TCM herbal plants	100%

Quannuo Technology	• Established in the PRC on July 7, 2009 • Registered capital of RMB 10 million fully paid • Acquired by Shouantang Technology in November 2010 • Operates the Company’s online pharmacy website and provide software and technical support	100%

Hangzhou Quannuo	• Established in the PRC on July 8, 2010 by Quannuo Technology • Registered capital of RMB 800,000 fully paid • Operates one “Quannuo Grand Pharmacy”	100%

Jiuzhou Pharmacy (1)	• Established in the PRC on September 9, 2003 • Registered capital of RMB 5 million fully paid • Operates the “Jiuzhou Grand Pharmacy” stores in and around Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	• Established in the PRC as a general partnership on October 10, 2003 • Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	• Established in the PRC on November 2, 2005 • Registered capital of RMB 500,000 fully paid • Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Shanghai Lydia	• Established in the PRC on January 31, 2011 by Jiuzhou Pharmacy • Registered capital of RMB 1 million fully paid • Operates the “Lydia Grand Pharmacy” and “Chaling Grand Pharmacy” stores in Shanghai	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuxin Medicine	• Established in PRC on December 31, 2003 • Acquired by Jiuzhou Pharmacy in August 2011 • Registered capital of RMB 10 million fully paid • Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Shanghai Zhongxing	• Established in PRC on June 19, 2006 • Registered capital of RMB 1 million fully paid • 99% acquired by Shanghai Lydia in July 2011 • Operates the “Zhongxing Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)

Jiutong Medical	• Established in the PRC on December 20, 2011 by Renovation with registered capital of $5 million • $2 million of registered capital paid, and application to reduce the balance of $3 million, originally due by December 20, 2012, submitted to local Administration of Industry and Commerce	100%

Jiuying Pharmacy
• Established in the PRC on February 27, 2012 with registered capital of RMB 5 million fully paid
• Operated “Jiuying Grand Pharmacy” stores in Hangzhou , all of which were closed as of December 31, 2012
• Dissolved on January 7, 2013
		VIE by contractual arrangements (3)

Lydia Trading	• Established in the PRC on June 20, 2012 with registered capital of RMB 1 million fully paid • Operates one “Weifang Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a wholly owned subsidiary of Jiuzhou Pharmacy through Shanghai Lydia (2)

Shanghai Zhenguang	• Established in the PRC on October 31, 2012 with registered capital of RMB 500,000 fully paid • Operates the “Zhenguang Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a wholly owned subsidiary of Jiuzhou Pharmacy through Shanghai Lydia (2)

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

(2)
To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as the two subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiaries and entity under the control of Jiuzhou Pharmacy (Shanghai Lydia, Jiuxin Medicine, Shanghai Zhongxing, Leilian Trading and Shanghai Zhenguang), are consolidated into the financial statements of the Company.

(3)
To comply with foreign ownership restrictions, the Company held 49% of the equity interest (39% through Shouantang Technology and 10% through Jiuxin Management).  The remaining 51% was held by the Owners but controlled by the Company through contractual arrangements between Jiuxin Management and Jiuying Pharmacy entered into on May 15, 2012.  Such contractual arrangements are identical to those that Jiuxin Management entered into with Jiuzhou Pharmacy,   Jiuzhou Clinic and Jiuzhou Service.  As such, the Company also accounted for Jiuying Pharmacy prior to its dissolution as a VIE and consolidated its financial statements into those of the Company.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on July 2, 2012.  Operating results for the three and nine months ended December 31, 2012 may not be necessarily indicative of the results that may be expected for the full year.

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

Although the Company has determined that the accounting standards regarding consolidation of VIEs do not provide for retroactive accounting treatment, Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service, in substance were controlled by the Owners on September 9, 2003, October 10, 2003, and November 2, 2005, the establishment dates of Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service and Jiuying Pharmacy, respectively.  Such common control conditions resulted in the share exchange transaction to be a capital transaction in substance, reflected as a recapitalization, and the Company has accordingly recorded the consolidation at its historical cost.

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

The Company evaluates goodwill and licenses and permits for impairment on an annual basis.

During the three months ended December 31, 2012, the Company impaired goodwill that was previously recognized in the acquisitions of Jiuxin Medicine and Shanghai Zhongxing.  The impairment to goodwill was made after the Company estimated the fair values of businesses acquired and determined that the implied fair value of goodwill was lower than the carrying value of goodwill for the two businesses.  Accordingly, the Company recorded its best impairment estimates of $1,403,933 for Jiuxin Medicine and $69,673 for Shanghai Zhongxing.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred, and amounted to $560,474 and $388,051 for three months ended December 31, 2012 and 2011, respectively; and $635,613 and $636,848 for the nine months ended December 31, 2012 and 2011, respectively. Advertising and promotion costs consist primarily of print and television advertisements, and increased dramatically quarter over quarter due to the Company’s promotion campaign.

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

The balance sheet amounts with the exception of equity at December 31, 2012 and March 31, 2012 were translated at 1 RMB to $0.1587 USD and at 1 RMB to $0.1581 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for the nine months ended December 31, 2012 and 2011 were at 1 RMB to $0.1586 USD and at 1 RMB to $0.1549 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of December 31, 2012 and March 31, 2012, the Company had deposits totaling $6,475,772 and $6,268,508 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended December 31, 2012, one vendor accounted for approximately 10% of the Company’s total purchases, and another vendor accounted for 18% of total advances to suppliers.  For the three months ended December 31, 2011, two vendors collectively accounted for approximately 34% of the Company’s total purchases, and no vendor accounts for 10% or more of total advances to suppliers.

For the nine months ended December 31, 2012, one vendor accounted for approximately 13% of the Company’s total purchases and another vendor accounted for more than 18% of total advances to suppliers.  For the nine months ended December 31, 2011, two vendors collectively accounted for approximately 25% of the Company’s total purchases, and no vendor accounts 10% or more of total advances to suppliers.

For the three months ended December 31, 2012, no customer accounted for 10% or more of the Company’s total sales, and two customers collectively accounted for approximately 28% of total accounts receivable.  For the three months ended December 31, 2011, no customer accounted for 10% or more of the Company’s total sales or accounts receivable.

For the nine months ended December 31, 2012, one customer accounted for approximately 13% of the Company’s total sales and two customers collectively accounted for approximately 28% of total accounts receivable.  For the nine months ended December 31, 2011, no customer accounted for 10% or more of the Company’s total sales or accounts receivable.

Noncontrolling interest

As of December 31, 2012, 1% of the equity interest in Shanghai Zhongxing was owned by Shanghai Bieyanghong Grand Pharmacy Co., Ltd., and not under the Company's control.

NOTE 3 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	December 31, 2012	March 31, 2012
Accounts receivable	$22,466,589	$16,817,801
Less: allowance for doubtful accounts	$(1,993,883)	(301,130)
Trade accounts receivable, net	$20,472,706	$16,516,671

For the three months ended December 31, 2012 and 2011, $225,832 and $19,812 in accounts receivable were directly written off, respectively.  For the nine months ended December 31, 2012 and 2011, $536,293 and $147,519 in accounts receivable were directly written off, respectively.

Note 4 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31, 2012	March 31, 2012
Prepaid rental expenses	$1,219,563	$1,994,280
Lease rights transfer fees, current portion (1)	313,780	402,735
Prepaids and other current assets	722,581	456,286
Total	$2,255,924	$2,853,301

(1)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas.  These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2012	March 31, 2012
Building	$1,114,138	$1,109,926
Leasehold improvements	14,371,075	11,423,330
Office equipment and furniture	5,061,014	4,808,721
Motor vehicles	422,582	420,985
Total	20,968,809	17,762,962
Less: Accumulated depreciation	(6,836,118)	(4,814,490)
Construction-in-progress	-	2,698,648
Property and equipment, net	$14,132,691	$15,647,120

Total depreciation expense for property and equipment was $822,958 and $900,759 for the three months ended December 31, 2012 and 2011, respectively.  Total depreciation expense for property and equipment was $2,002,094 and $1,719,343 for the nine months ended December 31, 2012 and 2011, respectively.

Note 6 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases.  Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive purchases on a timely basis.  This amount is refundable and bears no interest.  As of December 31, 2012 and March 31, 2012, the allowance for advances to suppliers amounted to $1,366,241 and $1,029,413, respectively.

Note 7 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months.  Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 8 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	December 31, 2012	March 31, 2012
Prepayment for lease of land use right – noncurrent (1)	$5,435,475	$5,533,500
Lease rights transfer fees-noncurrent (2)	31,362	243,167
Total	$5,466,837	$5,776,667

(1)	This is a payment made to a local government in connection with entering into a 30-year operating land lease agreement.

(2)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 9 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	December 31, 2012	March 31, 2012
Goodwill on acquisition of Jiuxin Medicine	$-	$1,401,451
Goodwill on acquisition of Shanghai Zhongxing	-	69,549
Licenses and permits	1,093,271	1,095,792
Software	463,573	461,820
Total goodwill and other intangible assets	1,556,844	3,028,612
Less: accumulated amortization	(328,584)	(211,667)
Intangible assets, net	$1,228,260	$2,816,945

Amortization expense of intangibles for the three months ended December 31, 2012 and 2011 amounted to $38,823 and $38,217, respectively.  Amortization expense of intangibles for the nine months ended December 31, 2012 and 2011 amounted to $116,039 and $113,629, respectively.

During the nine months ended December 31, 2012, the Company impaired goodwill that was previously recognized in the acquisitions of Jiuxin Medicine and Shanghai Zhongxing.  The impairment to goodwill was made after the Company estimated the fair values of businesses acquired and determined that the implied fair value of goodwill was lower than the carrying value of goodwill for the two businesses.  The following table presents the recognition and impairment of the goodwill.

	For the nine months ended December 31, 2012	For the year ended March 31, 2012
Goodwill at the beginning of period	1,471,000	-
Acquisition of Jiuxin Medicine	-	1,401,451
Acquisition of Shanghai Zhongxing	-	69,549
Goodwill impairment	(1,473,606)	-
Exchange adjustment	2,606
Goodwill at the end of period	-	1,471,000

Note 10 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong
All other entities	PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three and nine months ended December 31, 2012 and 2011:

	For the three months		For the nine months
	ended December 31,		ended December 31,
	2012	2011	2012	2011

China income taxes	25.0%	25.0%	25.0%	25.0%
Net operating loss in PRC	(25.0)	-	(25.0)	-
Nondeductible expense - permanent difference	0.0	3.0	0.1	4.0
Net income tax benefit	(1.1)	-	(2.2)	-
Effective tax rate	(1.1)%	28%	(2.1)%	29%

As of December 31, 2012, the Company's estimated net operating loss carryforwards for U.S. income tax purposes amounted to $1,356,000, which may be available to reduce future years’ taxable income.  These carryforwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at December 31, 2012.  The net change in the valuation allowance for the nine months ended December 31, 2012 and 2011 was an increase of approximately $50,000 and $232,000, respectively.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company had cumulative undistributed earnings of foreign subsidiaries of approximately $29 million as of December 31, 2012, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

As of December 31, 2012 and March 31, 2012, the Company's P.R.C. deferred tax asset amounted to $461,622 and $0, respectively.

Note 11 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees.  The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $154,895 and $157,247 in employment benefits and pension for the three months ended December 31, 2012 and 2011, respectively, and $400,840 and $373,474 for the nine months ended December 31, 2012 and 2011, respectively.

Note 12 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	December 31, 2012	March 31, 2012
Due to cofounders (1):	$880,058	$880,058
Due to director (2):	186,769	578,383
Total	$1,066,827	$1,458,441

(1)
As of December 31, 2012 and March 31, 2012, amount due to cofounders represents loans from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of December 31, 2012 and March 31, 2012, notes payable totaling $6,739,164 and $4,208,928 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space which expires in August 2014, and its corporate office which expires in December 2013.  Rent expense amounted to $47,712 and $47,100 for the three months ended December 31, 2012 and 2011, respectively, and $142,740 and $140,040 for the nine months ended December 31, 2012 and 2011, respectively.  No rent was paid to Mr. Liu for the three and nine months ended December 31, 2012 and 2011.

Note 13 – PURCHASE OPTION DERIVATIVE LIABILITY

In connection with the public offering of the Company’s common stock that closed on April 28, 2010, the Company issued to its underwriters, Madison Williams and Company and Rodman & Renshaw, LLC, an option for $100 to purchase up to a total of 105,000 shares of common stock (3% of the shares sold in the public offering) at $6.25 per share (125% of the price of the shares sold in the public offering).  The option is exercisable from October 23, 2010 to April 22, 2015.

The Company is treating the common shares underlying the option as a derivative liability because the strike price of the option is denominated in U.S. dollars, a currency other than the Company’s functional currency, the Chinese RMB.  As a result, the option is not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of the option are recognized currently in earnings until such time as the option is exercised or expired.

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value.  The Company recognized a loss of $12,095 and a gain of $13,652 from the change in fair value of the option liability for the three and nine months ended December 31, 2012, respectively.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of December 31, 2012 using the following assumptions:

December 31, 2012 (1)

Stock price	$1.14
Exercise price	$6.25
Annual dividend yield	0%
Expected term (years)	2.30
Risk-free interest rate	0.25%
Expected volatility	96.25%

(1)	As of December 31, 2012, the option to purchase 105,000 shares of common stock had not been exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of December 31, 2012 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings.  As a result, the option liability is carried on the consolidated balance sheets at fair value.

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

Stock-based compensation

On August 1, 2011, the Company appointed Mr. Ming Zhao as its chief financial officer, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue him 40,000 shares of restricted common stock under the Company’s stock incentive plan (the “Plan”), to be vested in eight equal quarterly installments over two years.  The trading values of the Company’s common stock on May 1, 2010 and August 1, 2011 were $4.80 and $1.70, respectively.  Accordingly, $2,864 and $19,864 was charged to general and administrative expense for the three months and nine months ended December 31, 2012.

On August 1, 2011, the Company entered into an agreement pursuant to which the Company agreed to issue 4,613 shares of restricted common stock under the Plan in connection with Mr. Bennet P. Tchaikovsky’s services as chief financial officer from April 28, 2011 to August 1, 2011.  On August 1, 2011, the Company appointed Mr. Tchaikovsky to its board of directors, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue to Mr. Tchaikovsky 5,883 shares of its restricted common stock under the Plan.  The trading values of the Company’s common stock on May 14, 2010, April 28, 2011, and August 1, 2011 were $4.66, $2.71, and $1.70, respectively. Accordingly, $0 and $3,344 was charged to general and administrative expense for the three and nine months ended December 31, 2012.  Mr. Tchaikovsky resigned from the Company’s board of directors on January 1, 2013.

The Company agreed to issue 2,340 shares of common stock every six month to its legal counsel as partial payment for legal services.  On November 1, 2011 and May 1, 2012, the Company agreed to issue additional 2,340 shares of common stock to its legal counsel as partial payment for two consecutive six months of legal services.  The terms of the service agreement was continued on November 1, 2012, and 2,340 shares of restricted common stock to be issued accordingly.  The trading value of the Company’s common stock on November 1, 2011, May 1, 2012, and November 1, 2012 were $1.66, $1.07 and $0.72, respectively.  $990 and $3,708 was recorded as service compensation expense for the three and nine months ended December 31, 2012.

On March 15, 2011, the Company agreed to issue 11,268 shares of restricted common stock to Mr. Marc Serrio, a non-executive director, for his annual service.  The terms of the service agreement was continued on March 15, 2012, and 33,058 shares of restricted common stock are to be issued accordingly.  Mr. Serrio resigned from the Company’s board of directors on November 30, 2012. The trading value of the Company’s common stock on March 15, 2012 and 2011 was $1.21 and $3.55, respectively.  Accordingly, $6,685 and $26,740 was charged to general and administrative expense three and nine months ended December 31, 2012, respectively.

On January 16, 2012, the Company granted a total of 297,000 shares of restricted common stock under the Plan to a group of 46 employees.  These restricted shares will vest on January 16, 2015, provided that the employees are still employed by the Company on such date.  $19,612 and $7,726 was charged to general and administrative expense and selling expense for the three months ended December 31, 2012, respectively.  $58,623 and $22,852 was charged to general and administrative expense and selling expense for the nine months ended December 31, 2012, respectively.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and nine months ended December 31, 2012 and 2011, the Company did not make appropriations to the statutory reserves. The other subsidiaries were still in the development stage and had not allocated any contribution to the statutory surplus reserve fund.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net (loss) income attributable to controlling interest	$(3,486,521)	$1,573,982	$(4,480,083)	$6,450,424
Weighted average shares used in basic computation	13,584,172	13,557,379	13,571,479	13,546,570
Diluted effect of purchase options	-	-	-	-
Weighted average shares used in diluted computation	13,584,172	13,557,379	13,571,479	13,546,570
(Loss) earnings per share – Basic:
Net (loss) income before noncontrolling interest	$(0.26)	$0.12	$(0.33)	$0.48
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net (loss) income attributable to controlling interest	$(0.26)	$0.12	$(0.33)	$0.48
(Loss) earnings per share – Diluted:
Net (loss) income before noncontrolling interest	$(0.26)	$0.12	$(0.33)	$0. 48
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net (loss) income attributable to controlling interest	$(0.26)	$0.12	$(0.33)	$0.48

For the three and nine months ended September 31, 2012 and 2011, 105,000 shares underlying outstanding purchase options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

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

The following table presents summarized information by segment of the continuing operation for the three months ended December 31, 2012:

	Retail Drugstores	Drug Wholesale	Chinese herbs Farming	Total
Revenue	$11,227,615	$4,368,398	$-	$15,596,013
Cost of goods	$8,614,854	$3,990,857	$-	$12,605,711
Gross profit	$2,612,761	$377,541	$-	$2,990,3022
Selling expenses	$3,126,008	$53,160	$-	$3,179,168
General and administrative expenses	$1,594,298	$1,691,294	$14,472	$3,300,064
Income from operations	$(2,107,545)	$(1,366,913)	$(14,472)	$(3,488,930)
Depreciation and amortization	$688,821	$133,870	$267	$822,958
Total capital expenditures	$11,997	$6,332	$-	$18,329

The following table presents summarized information by segment for the nine months ended December 31, 2012:

	Retail Drugstores	Drug Wholesale	Chinese herbs Farming	Total
Revenue	$30,680,020	$41,904,347	$2,524,091	$75,108,458
Cost of goods	$22,933,998	$40,387,535	$229,649	$63,551,182
Gross profit	$7,746,022	$1,516,812	$2,294,442	$11,557,276
Selling expenses	$6,978,346	$161,667	$-	$7,140,013
General and administrative expenses	$4,604,786	$2,795,806	$56,364	$7,456,956
Income from operations	$(3,837,110)	$(1,440,661)	$2,238,078	$(3,039,693)
Depreciation and amortization	$1,723,772	$386,038	$8,323	$2,118,133
Total capital expenditures	$496,679	$8,964	$-	$505,643

The Company does not have long-lived assets located outside the PRC.  In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main product categories for the three and nine months ended December 31, 2012 and 2011 is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Prescription drugs	$4,299,186	$7,614,912	$12,633,841	$24,772,923
Over-the-counter (OTC) drugs	4,465,101	4,832,509	10,202,926	16,381,025
Nutritional supplements	793,207	1,618,888	3,336,098	6,102,186
Traditional Chinese medicine (TCM)	1,071,004	3,538,194	2,873,144	8,540,874
Sundry products	348,385	268,181	755,138	942,169
Medical devices	250,732	251,223	878,873	1,088,987
Total	$11,227,615	$18,123,907	$30,680,020	$57,828,164

The Company’s net revenue from external customers through wholesale by main product categories for the three and nine months ended December 31, 2012 and 2011 is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Prescription drugs	$3,494,073	$6,082,045	$24,619,075	$9,295,287
OTC drugs	771,136	1,264,050	8,622,527	1,942,169
Nutritional supplements	98,974	1,294	8,438,607	7,330
TCM	607	152,718	214,394	189,491
Sundry products	1,353	245	3,336	586
Medical devices	2,255	19,690	6,408	33,728
Total	$4,368,398	$7,520,042	$41,904,347	$11,468,591

The Company’s net revenue from external customers through Chinese herbs farming by main products is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Prescription drugs	$-	$-	$-	$-
OTC drugs	-	-	-	-
Nutritional supplements	-	-	-	-
TCM	-	-	2,524,091	-
Sundry products	-	-	-	-
Medical devices	-	-	-	-
Total	$-	$-	$2,524,091	$-

Note 17 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government for the cultivation of Chinese medicinal herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Years ending December 31,	Retail Drugstores	Drug Wholesale	Chinese herb Farming	Total Amount
2013	$3,320,184	$200,276	$-	$3,520,460
2014	2,966,506	210,036	-	3,176,542
2015	2,305,815	220,304	-	2,526,119
2016	1,234,386	243,322	-	1,477,708
2017	185,655	272,095	-	457,750
Thereafter	252,839	1,094,047	-	1,346,886

Total rent expense amounted to $987,667 and $948,783 for the three months ended December 31, 2012 and 2011, respectively, and $3,238,109 and $2,617,520 for the nine months ended December 31, 2012 and 2011, respectively.

Note 18 – SUBSEQUENT EVENTS

On January 7, 2013, Jiuying Pharmacy was officially dissolved primarily due to its continued losses since commencing operations in February, 2012. The “Jiuying Grand Pharmacy” brand was established as an effort to create an alternative brand for expansion. The Company will continue to use “Jiuzhou Grand Pharmacy” brand for pharmacies in and around Hangzhou, and the various brands it has established for its Shanghai locations.

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

During the three months ended December 31, 2012, we closed 15 pharmacies throughout Zhejiang Province that did not meet our performance expectations: 10 “Jiuzhou Grand Pharmacy” stores and five “Jiuying Grand Pharmacy” stores.  In January 2013, we dissolved Zhejiang Jiuying Grand Pharmacy Co., Ltd., which operated the “Jiuying Grand Pharmacy” locations.

In Shanghai, by operating stores with different names and through different subsidiaries, we believe that this structure will expedite the process of obtaining a license to operate a pharmacy chain, thereby qualifying these stores to accept government-sponsored health insurance in Shanghai. We now have five pharmacies in Shanghai: a “Lydia Grand Pharmacy” store, a “Zhongxing Grand Pharmacy” store, a “Weifang Grand Pharmacy” store, a “Chaling Grand Pharmacy” store and a “Zhenguang Grand Pharmacy” store.

In addition to our retail business, we operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those we carry in our own pharmacies) primarily to trading companies throughout China.  We also cultivate certain herbs used for TCM to sell to trading companies, which we refer to in the discussion below as our farming business.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions.  The critical accounting policies and related judgments and estimates used to prepare our financial statements are identified in Note 2 to our unaudited condensed consolidated financial statements accompanying in this report.  We have not made any material changes in the methodology used in our accounting policies that are inconsistent with those discussed in our annual report on Form 10-K for the fiscal year ended March 31, 2012.

Results of Operations

Comparison of three months ended December 31, 2012 and 2011

The following table summarizes our results of operations for the three months ended December 31, 2012 and 2011:

	Three months ended December 31,
	2012		2011
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$15,596,013	100.0%	$25,643,949	100.0%
Gross profit	$2,990,302	19.2%	$6,826,869	26.6%
Selling expenses	$3,179,168	20.4%	$2,498,892	9.7%
General and administrative expenses	$3,300,064	21.2%	$2,175,615	8.5%
Income (loss) from operations	$(3,488,930)	(22.4)%	$2,152,362	8.4%
Other (expense) income, net	$(25,380)	(0.2)%	$16,343	0.1%
Impairment of goodwill	$-	0.0%	$-	0.0%
Change in fair value of purchase option derivative liability	$(12,095)	(0.1)%	$19,404	0.1%
Income tax (benefits) expense	$(39,613)	(0.3)%	$610,910	2.4%
Net (loss) income attributable to controlling interest	$(3,486,521)	(22.4)%	$1,573,982	6.1%
Net (loss) attributable to noncontrolling interest	$(271)	(0.0)%	$(3,217)	(0.0)%

Revenue.  We had two revenue streams for the three months ended December 31, 2012 and 2011: (i) store and online retail sales of pharmaceutical and other healthcare products, and (ii) wholesale distribution of pharmaceutical and other healthcare products, primarily to third-party pharmaceutical trading companies.  Included in our wholesale revenue are wholesales of pharmaceutical and healthcare products that we purchased from third-party manufacturers or suppliers.  We did not have any revenue from our farming business as there was no harvest during the winter months.

Our revenue decreased by $10,047,936 or 39.2% period over period, primarily due to decrease in both wholesale and retail businesses as compared to the same period a year ago:

(1)
Wholesale, which represented approximately 28.0% of total revenue for the three months ended December 31, 2012, decreased by $3,041,477 or 61.5% to $4,368,398, from $7,409,875 primarily due to a shift in our wholesale strategy.  Since starting the wholesale business in August 2011, we have been using competitive pricing to stimulate sales and ramp up sales volume.  The attendant low margins from such practice hurt our profitability.  Accordingly, we ceased certain low margin sales in the quarter ended December 31, 2012 and are reconsidering our volume-driven wholesale strategy.

(2)
Retail sales, which accounted for approximately 72.0% of our total revenue for the three months ended December 31, 2012, decreased by $7,006,459 or 38.4% to $11,227,615 from $18,234,074, primarily as a result of stricter government policies and an increasingly competitive retail market.  Our retail store count decreased to 52 as of December 31, 2012, from 60 stores a year ago. Such closings, however, had little or no impact on our operations given the small size of these stores and their operations when compared to the whole of our pharmacy business. Same-store sales decreased by approximately $7,156,174 or 41.6%, while new stores and online pharmacy collectively contributed approximately $832,878 in revenue.  Our pharmacies usually perform better in the second half of our fiscal year when more national holidays such as the Chinese Spring Festival take place. Partially due to such seasonality, our retail sales changed quarter by quarter within the fiscal 2013. We do not expect same-store sales will recover quickly in the near future as the frequency of government-mandated price controls and the number of drugs subject to price controls continue to rise.

Quarterly Revenue by Segment. The following table breaks down the revenue for our three business segments for the three months ended December 31, 2012 and 2011:

	Three months ended December 31,
	2012		2011
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$10,337,237	66.5%	$17,639,448	68.8%	$(7,262,211)	(41.2)%
Revenue from online sales	850,378	5.5%	594,626	2.3%	255,752	43.0%
Sub-total of retail revenue	11,227,615	72.0%	18,234,074	71.1%	(7,006,459)	(38.4)%

Revenue from wholesale business	4,368,398	28.0%	7,409,875	28.9%	(3,041,477)	(41.0)%
Revenue from farming business	-	0.0%	-	0.0%	-	0.0%
Total revenue	$15,596,013	100%	$25,643,949	100%	$(10,047,936)	(39.2)%

The revenue fluctuation period over period reflected the following combined factors:

(1)
Drugstore revenue decreased by approximately $7.3 million or 41.2% quarter over quarter, primarily due to three reasons.  First, local government has been trying to control the costs of its insurance program in the face of budgetary constraints, and is whittling down the types and number of subsidized drugs. Second, as the local government subjects more drugs to price control, we must in turn either reduce our prices for the affected drugs or stop carrying them at our pharmacies.  Third, the retail drug market in Hangzhou, where our stores are still predominantly located, has become very competitive with many neighborhood drugstores.  As a result, we do not expect our retail sales to recover quickly in the near future.

(2)
Our online pharmacy sales increased by $255,752 or 43.0% quarter over quarter.  Since cooperating with business-to-consumer online vendors such as Taobao beginning in the second half of calendar 2011, our online pharmacy has gained wider recognition and we have seen a steady growth in sales.

Gross Profit.  Our gross profit decreased by $3,836,567 or 56.2% quarter over quarter due to the significant drop in sales at our retail locations.  Our gross margin also decreased, from 26.6% to 19.2%, as a result of lower retail and wholesale profit margins.  The average gross margin of each of our three business segments for the three months ended December 31, 2012 are as follows:

	Three months ended March 31,
	2012	2011
Average gross margin for retail business	23.3%	36.7%
Average gross margin for wholesale business	8.6%	1.9%
Average gross margin for farming business	N/A	N/A

Our retail gross margin decreased to 23.3% in the three months ended December 31, 2012 from 36.7% in the three months ended December 31, 2011.  The Chinese government has included more and more prescription and OTC drugs in the price control list.  Some of our products’ prices were higher than the prices set by the Chinese government.  Hence, we had to adjust these products’ prices.  As a result, the profit margin for these products declined.  In addition, due to the economic slowdown and stricter government policies such as stricter insurance reimbursement policy and the expansion of Essential Drug List (EDL), the retail drugstore market became much more competitive.  For example, drugs listed in the EDL were being sold at a price close to its cost at local community hospitals which, in turn, receive government subsidies.  Correspondently, we had to either abandon sale of these drugs or sell them at minimal profit margins.  Furthermore, in order to keep competitive in the competitive drug retail market, we had to cut prices of certain drugs. As a result, our overall retail gross profit margin decreased.

Our wholesale gross margin for the three months ended December 31, 2012 was 8.6% as compared to 1.9% for the three months ended December 31, 2011.  We ceased certain low profit margin wholesale business in the three months ended December 31, 2012, and are reconsidering our volume-driven sales strategy. In addition, in our efforts to become a first-tier distributor for certain medicines, and thus able to purchase them at lower costs, we advanced payments to certain vendors. Such advances are refundable if we do not purchase an equal amount of inventory from these vendors later on. As a result, our overall wholesale business profit margin increased.

Selling and Marketing Expenses. Our sales and marketing expenses increased by $680,276 or 27.2% period over period primarily due to promotional activities and advertising, as well as year-end employee bonuses.  We spent approximately $290,000 on promotional activities such as leaflets and product give-aways, and approximately $240,000 on related advertising in newspapers.  Given the increased competition amongst employers for top performing employees, we also awarded approximately $570,000 in year-end bonuses to our employees.  Coupled with smaller revenue, selling and marketing expenses as a percentage of our revenue increased to 20.4%, from 9.7% for the same period a year ago.

General and Administrative Expenses.  Our general and administrative expenses increased by $1,124,449 or 51.7% period over period primarily due to additional bad debt expense of approximately $1,173,959 we accrued for advance to suppliers during the three months ended December 31, 2012.  As a percentage of our revenue, general and administrative expenses increased to 21.2% from 8.5% for the same period a year ago also due to our smaller revenue.

Income (Loss) from Operations.  Mainly as a result of lower profit margins and higher selling and general and administrative expenses, our income from operations decreased by $5,641,292 period over period, resulting in an operating loss of $3,488,930.  Our operating margin for the three months ended December 31, 2012 and 2011 was (22.4)% and 8.4%, respectively.

Income Taxes.   For the current period, our income tax expense decreased by $650,523, primarily as a result of our net loss.

Net Income (Loss).   As a result of the foregoing, our net income decreased by $5,060,503 period over period, to a net loss of $3,486,792.

Comparison of nine months ended December 31, 2012 and 2011

The following table summarizes our results of operations for the nine months ended December 31, 2012 and 2011:

	Nine months ended December 31,
	2012		2011
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$75,108,458	100.0%	$69,296,755	100.0%
Gross profit	$11,557,276	15.4%	$19,954,088	28.8%
Selling expenses	$7,140,013	9.5%	$6,588,686	9.5%
General and administrative expenses	$7,456,956	9.9%	$4,570,919	6.6%
(Loss) income from operations	$(3,039,693)	(4.0)%	$8,794,483	12.7%
Other (expense) income, net	$(75,178)	(0.1)%	$222,929	0.3%
Impairment of goodwill	$1,473,606	(2.0)%	$-	0.0%
Change in fair value of purchase option derivative liability	$13,652	0.0%	$116,392	0.2%
Income tax (benefit) expense	$(93,886)	(0.1)%	$2,684,463	3.9%
Net (loss) income attributable to controlling interest	$(4,480,083)	(6.0)%	$6,450,424	9.3%
Net (loss) attributable to noncontrolling interest	$(856)	(0.0)%	$(1,083)	(0.0)%

Revenue.  We had three revenue streams for the nine months ended December 31, 2012: (i) store and online retail sales of pharmaceutical and other healthcare products, and (ii) wholesale distribution of pharmaceutical and other healthcare products, and (iii) sales of our self-cultivated TCM herbs, primarily to third-party pharmaceutical trading companies.  In contrast, retail sales and wholesale provided all of our revenue for the nine months ended December 31, 2011.

Our revenue increased by $5,811,703 or 8.4% period over period, primarily due to the expansion of our wholesale business and the addition of our farming business, offset by a decrease in our retail business:

(1)
Since its start, our wholesale business expanded rapidly through competitive pricing, from approximately 16.4% of total revenue for the 2011 period to approximately 55.8% for the 2012 period.  However, the low margins from such practice hurt our profitability. As a result, in the three months ended December 31, 2012, we ceased certain low margin sales and are reconsidering our wholesale strategy. Hence, we had declined sales as compared with the same period a year ago.  In addition, until we are able to achieve first-tier distributor status for more than one or two vendors, we do not expect our wholesale business to grow quickly in the immediate future.

(2)
During the three months ended March 31, 2012, we began distributing the TCM herbs such as Peucedanum that we have been cultivating, to third-party pharmaceutical trading companies.  Although we have hired several specialists to oversee our farming business, we are mainly relying on the local village government to manage the cultivation process.  For example, the local government organizes local farmers to plant, fertilize and harvest.  In turn, we pay for the expenses incurred by the local farmers based on our agreements with the local government.  Sales from our farming business accounted for $2,524,091 or approximately 3.4% of our total revenue for the nine months ended December 31, 2012. In calendar 2012, we planted certain new herbs and continued to cultivate grown herbs. We usually harvest and sell herbs when they become mature and market demands are high. We anticipate that we will harvest and sell herbs again  in approximately six months.

(3)
Our retail sales, which accounted for approximately 40.8% of total revenue for the nine months ended December 31, 2012, decreased by $27,264,887 or 47.1% to $30,680,020, primarily as a result of stricter government policies and a competitive retail market.  Our retail store count decreased to 52 as of December 31, 2012, from 60 stores a year ago.  Such closings, however, had little or no impact on our operations given the small size of these stores and their operations when compared to the whole of our pharmacy business.  Same-store sales decreased by approximately $29,795,922 or 52.2%, while new stores and online pharmacy collectively contributed approximately $2,507,927 in revenue.  We do not expect same-store sales will recover quickly in the near future as the frequency of government-mandated price controls and the number of drugs subject to price control continue to rise.

Nine-Month Revenue by Segment. The following table breaks down the revenue for our two business segments for the nine months ended December 31, 2012 and 2011:

	Nine months ended December 31,
	2012		2011
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$28,411,652	37.9%	$57,173,648	82.5%	$(28,761,996)	(50.3)%
Revenue from online sales	2,268,368	2.9%	771,259	1.1%	1,497,109	194.1%
Sub-total of retail revenue	30,680,020	40.8%	57,944,907	83.6%	(27,264,887)	(47.1)%

Revenue from wholesale business	41,904,347	55.8%	11,351,848	16.4%	30,552,499	72.9%
Revenue from farming business	2,524,091	3.4%	-	0.0%	2,524,091	N/A
Total revenue	$75,108,458	100.0%	$69,296,755	100.0%	$5,811,703	8.4%

The revenue fluctuation period over period reflected the following combined factors:

(1)
Drugstore revenue decreased by approximately $28.8 million or 50.3% period over period for the same reasons that revenue declined during the quarter, as a result: (a) smaller pool of insurance-subsidized medicines, (b) government-mandated price control, and (c) increasing competition.

(2)
The growth of our wholesale business is a reflection of the second half of fiscal 2012, and as discussed earlier, we ceased certain low margin sales in the three months ended December 31, 2012, and are reconsidering our volume-driven wholesale strategy.

(3)
Our online pharmacy sales increased by $1,497,109 or 194.1% period over period, and we expect the business to grow as we gain wider consumer awareness through our continuing cooperation with business-to-consumer online vendors such as Taobao.

Gross Profit.  Our gross profit decreased by $8,396,812 or 42.1% period over period from substantial decline in retail sales.  Our gross margin also decreased, from 28.8% to 15.4%, as a result of lower retail and wholesale profit margins.  The average gross margin of our three business segments for the nine months ended December 31, 2012 are as follows:

	Nine months ended December 31,
	2012	2011
Average gross margin for retail business	25.2%	33.9%
Average gross margin for wholesale business	3.6%	2.7%
Average gross margin for farming business	90.9%	N/A

Our retail gross margin decreased to 25.2% in the nine months ended December 31, 2012 from 33.9% in the nine months ended December 31, 2011. The Chinese government has included more and more prescription and OTC drugs in the price control list.  Some of our products’ prices were higher than the prices set by the Chinese government.  Hence, we had to adjust these products’ prices.  As a result, the profit margin for these products declined.  In addition, due to the economic slowdown and stricter government policies such as stricter insurance reimbursement policy and the expansion of Essential Drug List (EDL), the retail drugstore market became much more competitive. For example, drugs listed in the EDL were being sold at a price close to its cost at local community hospitals which, in turn, receive government subsidies.  Correspondently, we had to either abandon sale of these drugs or sell them at minimal profit margins. Furthermore, in order to keep competitive in the competitive drug retail market, we had to cut prices of certain drugs. As a result, our overall retail gross profit margin decreased.

Our wholesale gross margin for the nine months ended December 31, 2012 was 3.6% as compared to 2.7% for the nine months ended December 31, 2011.  Because we introduced very competitive prices to stimulate sales when we started our wholesale business, where we purchase from third-party manufacturers or suppliers and resell, such business has had a low profit margin. We ceased certain low profit margin wholesale business in the three months ended December 31, 2012, and are reconsidering our volume-driven sales strategy. In addition, in our efforts to become first-tier distributor for certain medicines, we advanced payments to certain vendors.  As a result, our overall wholesale business profit margin increased.

The gross margin for our farming business is achieved through our ability to control quality through monitoring which, in turn, enables us to command good pricing.  In addition, as we are also a drug distributor, we are able to internalize distribution costs more efficiently.  As a result, we expect the profit margin for our farming business to remain high.

Selling and Marketing Expenses. Our sales and marketing expenses increased by $551,327 or 8.4% period over period primarily due to promotional activities and advertising, as well as year-end employee bonuses.  We spent approximately $290,000 on promotion activities and approximately $240,000 on related advertising costs.  We also awarded approximately $570,000 year-end bonuses to our employees.  Such expenses as a percentage of our revenue kept at 9.5% as the same period a year ago.

General and Administrative Expenses.  Our general and administrative expenses increased by $2,886,037 or 63.1% period over period.  Such expenses as a percentage of our revenue increased to 9.9% from 6.6% for the same period a year ago.  The increase in absolute dollars as well as a percentage of revenue relates to professional fees incurred as a U.S. publicly traded company, additional reserves for accounts receivables and advances to suppliers, increased compensation, and administration costs for new businesses such as Jiuxin Medicine.  Included in general and administrative expenses is $1,980,318 of bad debt expense related to our wholesale operations.  As we have closed store locations and implemented stricter budgets, we anticipate that general and administrative expenses will not increase significantly in the future.

 Impairment of Goodwill.  During the nine months ended December 31, 2012, we recorded a goodwill impairment charge of $1,473,606 previously recognized in connection with the acquisitions of Jiuxin Medicine and Shanghai Zhongxing. The impairment to goodwill was made after we estimated the fair values of these businesses and determined that the implied fair value of goodwill was lower than the carrying value of goodwill.  Accordingly, we fully impaired goodwill by writing down goodwill of $1,403,933 for Jiuxin Medicine and $69,673 for Shanghai Zhongxing.

Income (Loss) from Operations.  As a result of lower profit margins, increase in selling and marketing expenses and in general and administration expenses, our income from operations decreased by $11,834,176 period over period, resulting in an operating loss of $3,039,693.  Our operating margin for the nine months ended December 31, 2012 and 2011 was (4.0)% and 12.7%, respectively.

Income Taxes.   Our income tax expense decreased by $2,778,349 period over period, as a result of lower taxable income and an income tax waiver granted to Qianhong Agriculture.

Net Income.   As a result of the foregoing, our net income decreased by $10,930,507 period over period, to a net loss of $(4,480,083).

Liquidity

In summary, our cash flows for the periods indicated are as follows:

	Nine months ended December 31
	2012	2011
Net cash (used in) provided by operating activities	$(1,773,687)	$17,677,975
Net cash used in investing activities	$(505,643)	$(15,025,013)
Net cash provided by (used in) financing activities	$2,124,258	$(4,948,749)

The change in cash (used in) provided by operating activities period over period is primarily attributable to an increase in cash used in accounts receivable of $498,897, advances to suppliers of $8,405,146, other current assets of $5,027,499, and inventory of $2,231,087, offset by an increase in cash provided by accounts payable of $1,337,271 and customer deposits of $969,047, other payable and accrued expense of $1,571,423, and an increase in bad debt expense of $1,622,387.  The negative cash flow for the 2012 period reflects the rapid expansion of our wholesale business, which required us to make significant advance payments to our vendors.

Net cash used in investing activities decreased primarily as a result of decrease in equipment purchase of $11,475,324, and the payment that we made during the nine months ended December 31, 2011, for a business acquisition of $3,297,561.

The change in cash provided by financing activities period over period is the result of decrease in cash used in payments on notes payable of $4,452,229 and increase in notes payable of $ 2,512,678.

As of December 31, 2012, we had cash of approximately $3,795,628.  Our total current assets as of December 31, 2012, were $57,962,708 and our total current liabilities were $32,996,454, which resulted in a net working capital of $24,966,254.

Capital Resources

As of December 31, 2012, we had approximately $20 million of accounts receivable mainly from our wholesale operations, $19 million in advances to suppliers and $21 million in accounts payable.  In the event that we do not receive timely payment on our receivables, are unable to timely liquidate our advances against inventory purchase and/or are required to pay our accounts payable we may need additional capital resources, which we may or may not be able to obtain.  Even if we do find a source of additional capital, we may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures.  Such reductions could materially adversely affect our business and our ability to compete.

As a result of entering into the wholesaling business, that we believe is necessary component of our long-term strategy, to manage our short term cash flow we have begun to stringently evaluate our expenses.  One way we were able to improve cash flow was by applying and then receiving approval from our local SAIC to eliminate the $9 million registered capital requirement that we would have had to pay by July 2012 for Shouantang Technology.  On an operational level, we are reconsidering our wholesale strategy and ceased certain low profit margin business.  As long as we are able to timely collect our accounts receivable and utilize our advances against our future purchase, we believe that with our projected working capital for the next twelve months, we will be able to meet our obligations for the next twelve months.  However, if we are to acquire additional businesses or further expand our operations, we may need additional capital, which may not be available on terms favorable to us or at all. To date, our senior executives have personally guaranteed all of our notes payable.  However, we are unsure if we would be able to continue receiving these loans without such guarantees.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Years ending December 31,	Retail drugstores	Drug wholesale	Chinese herb farming	Total amount
2013	$3,320,184	$200,276	$-	$3,520,460
2014	2,966,506	210,036	-	3,176,542
2015	2,305,815	220,304	-	2,526,119
2016	1,234,386	243,322	-	1,477,708
2017	185,655	272,095	-	457,750
Thereafter	252,839	1,094,047	-	1,346,886

Logistics Services Commitments

We use Jiuxin Medicine’s facility as our distribution center.   Jiuxin Medicine uses its own vehicles and staff to deliver our products.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	December 31, 2012	March 31, 2012	December 31, 2011
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1587	USD1: RMB 0.1581	USD1: RMB 0.1547

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1586	USD1: RMB 0.1561	USD1: RMB 0.1539

No representation is made that RMB amounts have been, or would be, converted into USD at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level.

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

On August 1, 2011, we retained Mr. Ming Zhao as our chief financial officer. Mr. Zhao is a U.S. licensed certified public accountant, has financial reporting experience, and works on a fulltime basis from our headquarters in Hangzhou. We believe that Mr. Zhao will be able to assist the Company in addressing our accounting and finance personnel weaknesses. At the end of calendar 2012, we began upgrading our  accounting software and implementing stringent financial budgets. As we have multiple locations for our subsidiaries, the upgrade allows more users to operate on the system from multiple locations at the same time, which may help improve efficiency of our accounting team. Also, as we expanded into different businesses in the past two years, we were facing dramatically increasing costs and administrative expenses. Implementing stringent financial budgets has helped better monitor the use of our funds and reduce costs.

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

Changes in Internal Control over Financial Reporting

Except for upgrading our accounting software and implementing new budgeting, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

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

ITEM 1A. RISK FACTORS.

As of and for the nine months ended December 31, 2012, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended March 31, 2012.

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: February 14, 2013	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer

Date: February 14, 2013	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer