Form 10-K
period 2013-03-31
CHINA JO-JO DRUGSTORES, INC.
filed 2013-07-01
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________
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

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 28, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.03 million, based on a closing price of $0.68 per share of common stock as reported on the NASDAQ Stock Market on such date.

As of June 20, 2013, the registrant had 13,609,002 shares of common stock outstanding.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2013

Forward Looking Statements

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

PART I

ITEM 1.	BUSINESS.

Overview

We are a retailer and distributor of pharmaceutical and other healthcare products typically found in a retail pharmacy in the People’s Republic of China (“PRC” or “China”).  Prior to acquiring Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) in August 2011 (see “Our Corporate History and Structure – HJ Group” below), we were primarily a retail pharmacy operator.  We currently have 51 store locations under two store brands:

●	46 “Jiuzhou Grand Pharmacy” stores in Hangzhou; and
●
Five “Lydia Grand Pharmacy” stores in Shanghai, including one “Lydia Zhongxing Grand Pharmacy,” one “Lydia Weifang Grand Pharmacy,” one “Lydia Chaling Grand Pharmacy” and one “Lydia Zhenguang Grand Pharmacy.”

Our “Quannuo Grand Pharmacy” store in Hangzhou ceased operation in the last quarter of fiscal 2013, and we expect to unwind the store and dissolve the subsidiary operating it in the near future.

Our stores provide customers with a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicine (“TCM”), personal and family care products, and medical devices, as well as convenience products including consumable, seasonal and promotional items.  Additionally, we have licensed doctors of both western medicine and TCM onsite for consultation, examination and treatment of common ailments at scheduled hours.  Two stores have adjacent medical clinics offering urgent care (to provide treatment for minor ailments such as sprains, minor lacerations and dizziness which can be treated on an outpatient basis), TCM (including acupuncture, therapeutic massage and cupping) and minor outpatient surgical treatments (such as suturing).  Store locations vary in size, but presently average approximately 217 square meters.  We attempt to tailor each store’s product offerings, physician access and operating hours to suit the community where it is located.

We operate our pharmacies (including the medical clinics) through the following companies in China that we control through contractual arrangement:

●	Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), which we control contractually, operates our “Jiuzhou Grand Pharmacy” stores;
●	Shanghai Lydia Grand Pharmacy Co., Ltd. (“Shanghai Lydia”), wholly-owned by Jiuzhou Pharmacy, operates our “Lydia Grand Pharmacy” and “Lydia Chaling Grand Pharmacy” stores in Shanghai;
●	Shanghai Lydia Zhongxing Grand Pharmacy Co., Ltd. (“Shanghai Zhongxing”), 99% owned by Shanghai Lydia, operates our “Lydia Zhongxing Grand Pharmacy” store in Shanghai;
●	Shanghai Lydia Trading Co., Ltd. (“Lydia Trading”), wholly-owned by Shanghai Lydia, operates our “Lydia Weifang Grand Pharmacy” store in Shanghai;
●	Shanghai Lydia Zhenguang Grand Pharmacy Co., Ltd. (“Shanghai Zhenguang”), wholly-owned by Shanghai Lydia, operates our “Lydia Zhenguang Grand Pharmacy” store in Shanghai;
●	Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”), which we control contractually, operates one of our two medical clinics; and
●	Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”), which we also control contractually, operates our other medical clinic.

We also retail OTC drugs and nutritional supplements through a website (www.dada360.com) that we operate through Zhejiang Shouantang Pharmaceutical Technology Co., Ltd. (“Shouantang Technology”), a wholly-owned subsidiary, and its subsidiary, Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”).  For the fiscal year ended March 31, 2013, retail revenue, including pharmacies, medical clinics and online sales, accounted for approximately 45.5% of our total revenue.

Since August 2011, we operate a wholesale business through Zhejiang Jiuxin Medicine Co., Ltd.  (“Jiuxin Medicine”), distributing third-party pharmaceutical products (similar to those that our pharmacies carry) primarily to trading companies throughout China.  Jiuxin Medicine is wholly owned by Jiuzhou Pharmacy.  For the fiscal year March 31, 2013, wholesale revenue accounted for approximately 51.7% of our total revenue.

We also have an herb farming business cultivating and wholesaling herbs used for TCM.  This business is conducted through Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary.  Herb farming revenue accounted for approximately 2.8% of our total revenue for the fiscal year ended March 31, 2013.

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

On April 28, 2010, we completed a registered public offering of 3.5 million shares of our common stock at a price of $5.00 per share, resulting in gross proceeds to us, prior to deducting underwriting discounts, commissions and offering expenses, of approximately $17.5 million.

Renovation

Renovation is a limited liability company incorporated in Hong Kong on September 2, 2008.  Renovation was formed by the owners of HJ Group as a special purpose vehicle to raise capital overseas, in accordance with requirements of China’s State Administration of Foreign Exchange (the “SAFE”).  Specifically, the SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles (“Circular No.  75,”) on October 21, 2005.  To further clarify the implementation of Circular 75, on May 31, 2007, the SAFE issued an official notice known as Hi Zhong Fa [2007] No. 106 (“Circular 106”).  The Circular 75 and the supplementing Circular 106 require the owners of any Chinese company to obtain the SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China.  Accordingly, the owners of HJ Group submitted their applications to the SAFE on July 25, 2008.  On August 16, 2008, the SAFE approved their applications, permitting these Chinese nationals to establish Renovation as an offshore, special purpose vehicle which may have foreign ownership and participate in foreign capital raising activities.  After the SAFE’s approval, the owners of HJ Group became holders of 100% of Renovation’s issued and outstanding capital stock on September 2, 2008.  See “Relevant PRC Regulations – the SAFE Registration” below.

Jiuxin Management

Jiuxin Management was organized in the PRC on October 14, 2008.  Because all of its issued and outstanding capital stock is held by Renovation, a Hong Kong company, Jiuxin Management is deemed a “wholly foreign owned enterprise” (“WFOE”) under applicable PRC laws.

On February 27, 2012, Jiuxin Management, Shouantang Technology and our three cofounders organized Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”), with 49% of its equity interests held by Jiuxin Management and Shouantang Technology, and the remaining 51% by the cofounders.  In May 2012, the cofounders gave control of their 51% to Jiuxin Management through contractual arrangements, thereby giving us 100% control of Jiuying Pharmacy’s business operations.  Jiuying Pharmacy ceased operations as of December 31, 2012, and was dissolved on January 7, 2013.

Jiutong Medical

Jiutong Medical was organized in the PRC on December 20, 2011.  Like Jiuxin Management, Jiutong Medical is deemed a WFOE because it is wholly owned by Renovation. Jiutong Medical currently has no operation and we may dissolve it in the near future.

Shouantang Technology

Shouantang Technology was organized in the PRC on July 16, 2010, and like Jiuxin Management, is deemed a WFOE because it is wholly owned by Renovation.

In November 2010, Shouantang Technology acquired 100% of Quannuo Technology and its wholly-owned subsidiary, Hangzhou Quannuo, pursuant to an equity ownership transfer agreement.  Quannuo Technology was organized in the PRC on July 7, 2009, and Hangzhou Quannuo on July 8, 2010. Hangzhou Quannuo currently has no operation and we plan to dissolve it in the near future.

On August 1, 2012, Shouantang Technology dissolved Tonglu Lydia Agriculture Development Co., Ltd. (“Tonglu Lydia”), a wholly-owned subsidiary organized on June 24, 2011.  Prior to its dissolution, Tonglu Lydia did not have any operations.

Qianhong Agriculture

Qianhong Agriculture was organized in the PRC on August 10, 2010.

HJ Group

Jiuzhou Pharmacy is a PRC limited liability company established on September 9, 2003 by our three cofounders: Mr. Lei Liu (55%), Mr. Chong’an Jin (23%) and Ms. Li Qi (22%). Jiuzhou Pharmacy currently has five subsidiaries:

●	Shanghai Lydia was organized in the PRC on January 17, 2011.
●
Jiuxin Medicine was organized in the PRC on December 31, 2003. In April 2011, Jiuzhou Pharmacy entered into an equity ownership transfer agreement with the owners of Jiuxin Medicine, and its business license was transferred to Jiuzhou Pharmacy, although no consideration was paid.  On August 25, 2011, the acquisition of Jiuxin Medicine was completed for RMB 30 million.

●
Shanghai Zhongxing was organized in the PRC on June 19, 2006, originally under the name Shanghai Bieyanghong Zhongxing Grand Pharmacy Co. Ltd. (“Bieyanghong Zhongxing”).  On July 29, 2011, Shanghai Lydia acquired 99% of Bieyanghong Zhongxing for total consideration of RMB 495,000.  Bieyanghong Zhongxing subsequently changed its name to Shanghai Zhongxing.

●	Shanghai Lydia Trading Co., Ltd. (“Lydia Trading”) was organized in the PRC on June 20, 2012, as a wholly-owned subsidiary of Shanghai Lydia.
●	Shanghai Lydia Zhenguang Grand Pharmacy Co., Ltd. (“Shanghai Zhenguang”) was organized in the PRC on October 31, 2012, as a wholly-owned subsidiary of Shanghai Lydia.

Another subsidiary, Hangzhou Kuaileren Grand Pharmacy Co., Ltd. (“Kuaileren”), was dissolved on April 9, 2011.   Prior to its dissolution, Kuaileren operated a “Kuaileren Grand Pharmacy” store, which is now a “Jiuzhou Grand Pharmacy” store.

Jiuzhou Clinic is a PRC general partnership established on October 10, 2003 by our three cofounders: Mr. Liu (39%), Mr. Jin (31%) and Ms. Qi (30%).  Jiuzhou Clinic is a medical practice currently operating adjacent to the “Jiuzhou Grand Pharmacy” store in Daguan, providing primary, urgent, minor surgical and traditional medical care services.  Additionally, Jiuzhou Clinic’s physicians consult with, and examine, patients at other “Jiuzhou Grand Pharmacy” stores.

Jiuzhou Service is a PRC limited liability company established on November 2, 2005 by our three cofounders: Mr. Liu (39%), Mr. Jin (31%) and Ms. Qi (30%).  Jiuzhou Service is licensed as a healthcare management company and currently manages the medical clinic operating adjacent to the “Jiuzhou Grand Pharmacy” store in Wenhua, providing services similar to those at the Daguan clinic.

We control HJ Group through contractual arrangements.  See “Contractual Arrangements with HJ Group and our Three Cofounders” below.

Contractual Arrangements with HJ Group and our Three Cofounders

Our relationships with HJ Group and our three cofounders are governed by a series of contractual arrangements that they have entered into with Jiuxin Management.

PRC regulations on foreign investment currently permit foreign companies to establish or invest in WFOEs or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China.  For retail sales, however, these regulations restrict the number and size of pharmacies that a foreign investor may own.  If a chain operates more than 30 stores and sell branded pharmaceutical products from different suppliers, a foreign investor may own only up to 49% of such chain.  The contractual arrangements with Jiuzhou Pharmacy enable us to bypass such restrictions, since neither we nor our subsidiaries own equity interests in Jiuzhou Pharmacy, while at the same time we retain control of its drugstore chain by virtue of the contractual arrangements.

Similarly, PRC regulations place certain restrictions on foreign ownership of medical practice.  Foreign investors can only acquire ownership interests through a Sino-foreign joint venture and not through a WFOE.  Since we do not have actual equity interest in Jiuzhou Clinic or Jiuzhou Service, but control these entities through contractual arrangements, such regulations do not apply to us or our structure.

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

Consulting Services Agreement.  Pursuant to the exclusive consulting services agreement, Jiuxin Management has the exclusive right to provide Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic with general business operation services, including advice and strategic planning, as well as consulting services related to their current and future operations (the “Services”).  Additionally, Jiuxin Management owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services.  Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic must each pay a quarterly consulting service fees in RMB to Jiuxin Management that is equal to its profits for such quarter.  This agreement is in effect unless and until terminated by written notice of a party to the agreement in the event that: (a) a party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (b) Jiuxin Management terminates its operations; or (c) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement.  Jiuxin Management may also terminate the agreement with Jiuzhou Pharmacy, Jiuzhou Medical or Jiuzhou Clinic if one of them breaches the terms of the agreement, or without cause.

Operating Agreement.  Pursuant to the operating agreement, Jiuxin Management agrees to guarantee the contractual performance by Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic of their agreements with any third party.  In return, our three cofounders (the “Owners”) must appoint designees of Jiuxin Management to the boards of directors and senior management of Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic.  In addition, Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic each agrees to pledge its accounts receivable and all of its assets to Jiuxin Management.  Moreover,  without the prior consent of Jiuxin Management, they cannot engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. They must also abide by corporate policies set by Jiuxin Management with respect to their daily operations, financial management and employment issues. The term of this agreement is from August 1, 2009 until the maximum period of time permitted by law. Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic cannot terminate this agreement.

Equity Pledge Agreement.  Pursuant to the equity pledge agreement, the Owners have pledged all of their equity interests in Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic to Jiuxin Management in order to guarantee these companies’ performance of their respective obligations under the consulting services agreement.  If these companies or the Owners breach their respective contractual obligations, Jiuxin Management, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests.  The Owners have also agreed that upon occurrence of any event of default, Jiuxin Management shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Owners to carry out the security provisions of this agreement and take any action and execute any instrument that Jiuxin Management may deem necessary or advisable to accomplish the purposes of this agreement.  The Owners agree not to dispose of the pledged equity interests or take any actions that would prejudice Jiuxin Management’s interests.  This agreement will expire two (2) years after the obligations of Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic under the consulting services agreements have been fulfilled.

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

Proxy Agreement.  Pursuant to the proxy agreement, the Owners irrevocably grant a  Jiuxin Management designee with the right to exercise their voting and other ownership rights in Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic, including the rights to attend  any meeting of the Owners (or participate by written consent in lieu of such meeting) in accordance with applicable laws and each company’s incorporating documents, as well as the rights to sell or transfer all or any of the Owners’ equity interests in these companies, and to appoint and vote for their directors.  The proxy agreement may be terminated by mutual consent of the parties or upon 30-day written notice from Jiuxin Management.

Other than pursuant to the forgoing contractual arrangements, Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic cannot transfer any funds generated from their respective operations.  The contractual arrangements were originally entered into on August 1, 2009, and amended on October 27, 2009.

Our Current Corporate Structure

The following diagram illustrates our current corporate structure:

The table below summarizes the status of the registered capital of our PRC subsidiaries and controlled companies as of the date of this report:

Entity Name	Entity Type	Registered Capital	Registered Capital Paid	Due Date for Unpaid Registered Capital
Hangzhou Quannuo	Subsidiary	RMB 800,000	RMB 800,000	N/A
Jiutong Medical	Subsidiary	$5 million	$2 million	December 20, 2013
Jiuzhou Clinic	VIE	N/A	N/A	N/A
Jiuzhou Pharmacy	VIE	RMB 5 million	RMB 5 million	N/A
Jiuzhou Service	VIE	RMB 500,000	RMB 500,000	N/A
Jiuxin Management	Subsidiary	$4.5 million	$4.5 million	N/A
Jiuxin Medicine	VIE	RMB 10 million	RMB 10 million	N/A
Lydia Trading	VIE	RMB 1 million	RMB 1 million	N/A
Qianhong Agriculture	Subsidiary	RMB 10 million	RMB 10 million	N/A
Quannuo Technology	Subsidiary	RMB 10 million	RMB 10 million	N/A
Shanghai Lydia	VIE	RMB 1 million	RMB 1 million	N/A
Shanghai Zhenguang	VIE	RMB 500,000	RMB 500,000	N/A
Shanghai Zhongxing	VIE	RMB 1 million	RMB 1 million	N/A
Shouantang Technology	Subsidiary	$11 million	$11 million	N/A

Our Business

Pharmacies

We currently have 46 pharmacies throughout Hangzhou, the provincial capital of Zhejiang, and five in Shanghai.  Pharmacy sales accounted for approximately 92.5% of our retail revenue, and 42.1% of our total revenue, for the fiscal year ended March 31, 2013.  We offer primarily third-party products at our pharmacies, including:

●
Approximately 1,529 prescription drugs (322 of which require a physician’s prescription and the rest requires customer personal information registration only), sales of which accounted for approximately 40.5% of our retail revenue for the fiscal year ended March 31, 2013;

●	Approximately 1,330 OTC drugs, sales of which accounted for approximately 34.5% of our retail revenue for the fiscal year ended March 31, 2013;
●
Approximately 533 nutritional supplements, including a variety of healthcare supplements, vitamin, mineral and dietary products, sales of which accounted for approximately 10.5% of our retail revenue for the fiscal year ended March 31, 2013;

●
TCM, including drinkable herbal remedies and pre-packaged herbal mixtures for making soup, sales of which accounted for approximately 9.0% of our retail revenue for the fiscal year ended March 31, 2013;

●
Sundry products (i.e., personal care products such as skin care, hair care and beauty products, convenience products such as soft drinks, packaged snacks, and other consumable, cleaning agents, stationeries, and seasonal and promotional items tailored to local consumer demand for convenience and quality), sales of which accounted for approximately 2.7% of our retail revenue for the fiscal year ended March 31, 2013; and

●
Medical devices (i.e., family planning and birth control products, early pregnancy test products, portable electronic diagnostic apparatus, rehabilitation equipment, and surgical tools such as hemostats, needle forceps and surgical scissors), sales of which accounted for approximately 2.8% of our retail revenue for the fiscal year ended March 31, 2013.

We favor retail locations in well-established residential communities with relatively concentrated consumer purchasing power, and evaluate potential store sites to assess consumer traffic, visibility and convenience.  Depending on its size, each drugstore has between two to twelve pharmacists on staff, all of whom are properly licensed.  We accept prescriptions only from licensed health care providers, and verify the validity, accuracy and completeness of all prescriptions.  We also ask all prescription customers to disclose their drug allergies, current medical conditions and current medications.  Each pharmacy also maintains a TCM counter staffed by licensed herbalists.

After opening, a location may take up to 180 days to achieve our projected revenue goals for that particular location.  Various factors influence individual store revenue including, but not limited to: location, nearby competition, local population demographics, square footage and government insurance coverage.  During the fiscal year ended March 31, 2013, we closed 17 locations due to underperformance, including five “Jiuying Grand Pharmacy” and 11 “Jiuzhou Grand Pharmacy” stores, as well as the only “Quannuo Grand Pharmacy” location.  The “Quannuo Grand Pharmacy” store ceased operation in the last quarter of fiscal 2013, and we intend to unwind the store and dissolve Hangzhou Quannuo, the subsidiary operating it, in the near future.

Of our 51 drugstores:

●	46 are “Jiuzhou Grand Pharmacy” stores in Hangzhou; and
●
Five are “Lydia Grand Pharmacy” stores in Shanghai, including a “Lydia Chaling Grand Pharmacy.”  a “Lydia  Weifang Grand Pharmacy,” a “Lydia  Zhenguang Grand Pharmacy”  and a “Lydia Zhongxing Grand Pharmacy.”

We currently operate each location in Shanghai through a separate subsidiary, and intend to continue doing so until we have at least 10 stores in the city.  At such time, we would be allowed, and intends, to submit our application to operate a pharmacy chain in Shanghai, which approval would enable us to accept the city-sponsored health insurance.

To enhance customer experience, we have licensed physicians available at several of “Jiuzhou Grand Pharmacy” locations for consultation, examination and treatment of common ailments at scheduled hours.  In addition, our Daguan and Wenhua stores have adjoining medical clinics that provide urgent care (such as sprains, minor lacerations and dizziness), TCM treatments (including acupuncture, therapeutic massage, moxibustion and cupping), and minor outpatient surgical treatments (such as suturing). As described in Note 19 to our audited financial statements for the fiscal years ended March 31, 2013 and 2012 (the “Financial Statements”), included elsewhere in this report, we are planning to open more clinics to boost sales at our pharmacies.

To ensure quality and personal attention for patients, we employ only licensed doctors and certified nurses and technicians, and patient treatments at the two clinics follow nationally established clinical practice guidelines from China’s Ministry of Health.  We currently have 35 physicians and 22 clinic staff.  In-store consultations and examinations by our physicians are provided free-of-charge to ensure that customers are being prescribed and taking the appropriate medicines for their ailments, and to afford customers convenience.

We view our medical service as more consumer-driven than other health care specialties, because consumers requiring the types of medical service that we provide often seek treatment on their own accord.  We have developed our medical service to respond to the public need for convenient access to medical consultation and/or care and the significant savings that we can provide as compared to a more traditional medical setting such as a hospital.  Many of our patients often need immediate access, do not have a regular physician, or may lack suitable alternatives.  Patient flow is derived from the physical presence of our drugstores, and not from pre-existing doctor-patient relationships or referrals from other healthcare providers.

We generate nominal revenue from our clinics.

Online Sales

Since May 2010, we have been retailing OTC drugs and nutritional supplements on the Internet at www.dada360.com.  Our subsidiary Quannuo Technology operates and maintains the website pursuant to the Internet Pharmaceutical Transaction Service Qualification Certificate issued by the State Food and Drug Administration (the “SFDA”) of Zhejiang Province, which allows us to engage in online retail pharmaceutical sales throughout China.  We have established payment methods with banks and online intermediaries such as Alipay, and are cooperating with business-to-consumer online vendors such as Taobao. By using Taobao’s platform, we can be exposed to a wider range of customers.

Online sales accounted for approximately 7.5% of our retail revenue, and 3.4% of our total revenue, for the fiscal year ended March 31, 2013.

Wholesale

Since acquiring Jiuxin Medicine in August 2011, we have been distributing similar third-party products offered at our pharmacies primarily to drug distributors throughout China, including:

●	Approximately 4,066 prescription drugs, the sales of which accounted for approximately 58.7% of our wholesale revenue for the fiscal year ended March 31, 2013;
●	Approximately 2,523 OTC drugs, the sales of which accounted for approximately 19.6% of our wholesale revenue for the fiscal year ended March 31, 2013;
●	Approximately 2,054 nutritional supplements, the sales of which accounted for approximately 18.3% of our wholesale revenue for the fiscal year ended March 31, 2013;
●	TCM products, the sales of which accounted for approximately 0.5% of our wholesale revenue for the fiscal year ended March 31, 2013;
●	Sundry products, the sales of which accounted for approximately 2.7% of our wholesale revenue for the fiscal year ended March 31, 2013; and
●	Medical devices, the sales of which accounted for approximately 0.2% of our wholesale revenue for the fiscal year ended March 31, 2013.

Our initial wholesale strategy was to scale the size of Jiuxin Medicine’s business as quickly as possible through very competitive prices so that we can qualify to sell directly to hospital-affiliated pharmacies, which we estimate to represent over 80% of the pharmacies in China.   As such strategy has largely proven unprofitable, however, we have refocused our strategy on profitability starting in the third quarter of fiscal 2013.  Wholesale revenue accounted for approximately 51.7% of our total revenue for the fiscal year ended March 31, 2013.

Herb Farming

Since 2010, we have been cultivating ten types of herbs used for TCM in Lin’an approximately 30 miles from Hangzhou.  Herbs such as fructus rubi (used in TCM to promote blood circulation), white atractylodes rhizome (used in TCM to treat physical and mental fatigue), atractylodes macrocephala (used in TCM to control sweating) and ginkgo seeds (used in TCM to treat asthma), are planted on approximately 48 acres of leased land, and have been harvested since the third quarter of fiscal 2013.

Actual planting, cultivating and harvesting are done by local farmers organized and managed by the local village government.  The farmers are compensated for their labor on an hourly basis.  We also employ agricultural specialists under Qianhong Agriculture to monitor the farming activities.  Harvested herbs are currently sold to a local vendor.
Herb farming revenue accounted for approximately 2.8% of our total revenue for the fiscal year ended March 31, 2013.

Our Customers

Retail Customers

For the fiscal year ended March 31, 2013, our pharmacies collectively served an average of approximately 11,690 customers per day.  We periodically conduct qualitative customer surveys to help us build a stronger understanding of our market position and our customers’ purchasing habits.

Pharmacy customers pay by cash, debit or credit cards, or medical insurance cards under Hangzhou and Zhejiang’s medical insurance programs. During the fiscal year ended March 31, 2013, approximately 43% of our pharmacy revenue came from cash sales, 41% from Hangzhou’s medical insurance cards (where most of our pharmacies are located), and 16% from debit and credit cards, Zhejiang’s medical insurance cards and other charge cards.

We maintain strict cash control procedures at our pharmacies. Our integrated information management system records the details of each sale, which we control from our headquarters. Depending on each location’s sales activities, cash may be deposited daily or several times per week in designated bank accounts.

For sales made to eligible participants in the national medical insurance program, we generally obtain payments from the relevant government social security bureaus on a monthly basis. See “Relevant PRC Regulations — Reimbursement under the National Medical Insurance Program.” According to relevant regulations, a drugstore must operate for at least one year before it can apply to be licensed to accept Hangzhou’s medical insurance cards. As of the date of this report, 44 of our 46 “Jiuzhou Grand Pharmacy” stores are licensed to accept medical insurance cards while two are awaiting approval. Our stores accepting medical insurance cards are designated as such on their outer signage. Our Shanghai stores currently do not accept medical insurance cards.

Our online customers mainly consist of consumers under 35 years old. While our website is accessible throughout China, approximately 50% of online sales during the fiscal year ended March 31, 2013, were from Zhejiang and neighboring Jiangsu and Shanghai.

Wholesale Customers

Our wholesale customers are primarily third-party trading companies that purchase from us to resell pharmacies throughout China. We also supply some hospitals and pharmacies, although they collectively make up less than 3% of our wholesale customers currently. North China Pharmaceutical Group International Trade Co., Ltd. accounted for approximately 22.6% of our wholesale revenue, and 11.7% of our total revenue, for the fiscal year ended March 31, 2013. This customer is neither related to nor affiliated with us.

Herb Farming Customers

For the fiscal year ended, March, 31, 2013, we sold the majority of the harvested herbs to a local vendor.

Marketing and Promotion

Our marketing and promotion efforts are focused on our retail segment, particularly our pharmacies, and our strategy is to build brand recognition, increase customer traffic to our stores, attract new customers, build strong customer loyalty, maximize repeat customer visits and develop incremental revenue opportunities.

Our marketing department designs chain-wide marketing efforts while each store designs local promotions based on local demographics and market conditions. We also launch single store promotional campaigns and community activities in connection with the openings of new stores. Our store managers and staff are also encouraged to propose their own advertising and promotion plans, including holiday promotions, posters and billboards. In addition, we offer special discounts and gift promotions for selected merchandise periodically in conjunction with our suppliers’ marketing programs. We also provide ancillary services such as providing free blood pressure measurements in our stores.

Many of our promotion programs are designed to encourage manufacturers to invest resources to market their brands within our stores. We charge manufacturers promotional fees in exchange for granting them the right to promote and display their products in our stores during promotional periods. We also allow manufacturers and distributors to station salespeople in our stores to promote their products, for which we receive a fee. We believe that manufacturer promotions improve our customers’ shopping experience because manufacturers provide purchasing incentives and information to help customers to make informed purchase decisions. We work to maintain strong inventory positions for merchandise featured in our promotions, as we believe this increases the effectiveness of our spending on promotion activities.

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

As part of our marketing campaign, we offer rewards card to customers which provide certain exclusive discounts. After a customer signs up for the rewards card, we communicate via the customer’s preferred method: e-mail, traditional mail or text messages. For the fiscal year ended March 31, 2013, approximately 69.5% of our customers used the rewards card to make purchases. We intend to further extend this program to enhance customer experience and for customer retention.

Our clinic staff also regularly offers free seminars and outreach programs covering various health issues that are topical to the communities where our stores are located.  Such events are designed to not only raise public health awareness, but to reach potential customers for our drugstores.

To promote our online business, we are cooperating with Taobao, the largest online vendor in China, to help raise awareness among potential customers. Taobao lists our products on their platform, which then directs consumers back to our website to make their purchases.

Logistics

We use Jiuxin Medicine’s resources to support our logistics needs in Hangzhou.  Such resources include its 8,000 square meters facility located approximately 7 miles from our headquarters that serves as our central distribution center.  Jiuxin Medicine’s staff and vehicles make regular deliveries to our pharmacies and wholesale customers.

We employ third-party logistics companies for deliveries to our pharmacies and wholesale customers outside Hangzhou.  We believe that reliable logistics providers are readily available and can be replaced without material interruptions to our business.

Suppliers

We currently source retail products from approximately 180 suppliers, including trading companies and direct manufacturers. We source wholesale products from approximately 197 suppliers, including many of those that provide our retail products. For the fiscal year ended March 31, 2013, only one supplier, Shanxi Tianshili Pharmaceutical Co., Ltd., accounted for more than 10% of our total purchases and total purchase deposits. This supplier is neither related to nor affiliated with us.

We believe that competitive sources are readily available for substantially all of the products we require for our retail and wholesale businesses. As such, we believe that we can change suppliers without a material interruption to our business. To date, we have not experienced any significant difficulty in sourcing our requirements.

Quality Control

We place strong emphasis on quality control, which starts with procurement.  In addition to their market acceptance and costs, we select products based on the GMP (Good Manufacturing Practice) and GSP (Good Supply Practice) compliance status of their suppliers.  We also assess quality based on the facilities and capabilities of their manufacturers, including technology, packaging and logistics.  We conduct random quality inspections of each batch of products we procure, and replace any supplier who fails to pass such inspections.

We also enforce strict quality control measures at our distribution center.  All products are screened upon their arrival, and those evidencing defects or damages are immediately rejected.  Products that pass the screening process are recorded and stored strictly according to each manufacturer’s temperature and other requirements.  Products (for both our pharmacies and wholesale customers) are verified against the appropriate delivery orders prior to leaving the facility.   We use vehicles with cold-temperature storage to make deliveries as necessary.

All of our pharmacy employees participate in a mandatory 36-hour training program regarding quality control annually, and we regularly dispatch quality inspectors to our stores to monitor the service quality of our staff.

Competition

The drugstore industry in China is intensely competitive, rapidly evolving and highly fragmented.  We compete on the basis of store location, merchandise selection, prices and brand recognition.  Many of our competitors include large, national drugstore chains that may have more financial resources and stronger brand strength and management expertise than us, including China Nepstar Chain Drugstore Ltd. (“Nepstar”), LBX Pharmacy (“LBX”) and Tian Tian Hao Grand Pharmacy (“Tian Tian”). Other competitors include local and independent drugstores and government-operated pharmacies, as well as discount stores, convenience stores and supermarkets with respect to sundry and other non-medicinal products that we carry.

The wholesale pharmaceutical distribution industry in China is likewise competitive and highly fragmented.  We compete with regional distributors, such as Zhengchen Pharmaceutical Co., Ltd. and Hangzhou Xiaoran Pharmaceutical Co., Ltd., as well as national operators such as Fengwoda Pharmaceutical Co., Ltd. and Jiuzhoutong Pharmaceutical Co., Ltd.  These competitors have substantially greater logistics capacities and more financial resources, as well as more industry-relevant experience, than us.

Online pharmacy is an emerging business in China. We are competing with other online vendors that may be supported by major drugstore chains or initiated by smaller local drugstore chains. In order to compete effectively, we are cooperating with Taobao, the largest online vendor in China. We also spend significant efforts selecting products we believe are most suitable for online sales, such as those we have exclusive right to sell.

China’s herb market is highly specialized. As we have very limited experience in such market, we currently sell the majority of our harvested herbs to a local vendor.

Intellectual Property

We currently have the following trademarks registered with the Trademark Office of China’s State Administration for Industry and Commerce (the “SAIC”):

●
“Jiuzhou Tongxin,” a Classes 5 and 35 trademark (for pharmaceuticals and advertisement) issued on February 14, 2011 and registered under Jiuzhou Pharmacy, that we plan to use to brand certain products that we may sell in our stores;

●	“Jiuzhou,” a Class 44 trademark (for medical service) issued in June 2012 and registered under Jiuzhou Pharmacy, that we plan to use to brand our medical service;
●
“Lydia,” a Classes 5, 10, 30, 35 and 44 trademark (for pharmaceuticals, construction, food, advertisement and medical service) issued on October 2011 and registered under Jiuzhou Pharmacy, that we plan to use to brand certain products that we may sell in our stores in Shanghai; and

●
“Shouantang,” a Classes 5, 10, 30, 35 and 44 trademark (for pharmaceuticals, construction, food, advertisement and medical service) issued on October 2011 and registered under Jiuzhou Pharmacy, that we are using to brand certain products that we sell in our stores.

We have also applied to register one trademark under Jiuzhou Service, and expect it to be registered sometime in 2013.  We own and operate the following websites: www.dada360.com (for online sales), www.jiuzhou-drugstore.com (our corporate website used in China), and www.chinajojodrugstores.com (our English-language corporate website).  We also own two inactive domain names.  We do not own any patents, nor do we have any pending patent applications, and we are not a beneficiary of any licenses, franchises, concessions or royalty agreements.

All our employees are required to enter into written employment agreements with us, pursuant to which they are subject to confidentiality obligations.

Employees

As of March 31, 2013, we had 711 employees combined in our retail and wholesale operations, including 690 fulltime and 21 part-time employees.  The number of employees for each area of operations, and such employees as a percentage of our total workforce, are as follows:

	As of March 31, 2013
	Employees	Percentage
Non-pharmacist store staff	321	45.1%
Pharmacists	164	23.1%
Management- non-pharmacists	91	12.8%
Physicians	35	4.9%
Non-physician clinic staff	22	3.1%
Wholesale – non-warehouse	33	4.6%
Wholesale – warehouse	45	6.4%
Total	711	100.0%

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

Various drug manufacturers also pay us to have their representatives in our drugstores, and we train them in our store policies and procedures.

Relevant PRC Regulations

SAFE Registration

In October 2005, the SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles (“Circular 75”).  Circular 75 regulates foreign exchange matters in relation to the use of a “special purpose vehicle” (“SPV”) by PRC residents to seek offshore equity financing and conduct “round trip investment” in China.  Our three cofounders, who are PRC residents, are in compliance with the Circular 75 and its implementing circulars.

Dividend Distribution

Under current applicable laws and regulations, each of our consolidated PRC entities, including WFOEs and domestic companies, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations.  In addition, each of our consolidated PRC entities is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its registered capital.  These reserves are not distributable as cash dividends.  As of March 31, 2013, the accumulated balance of our statutory reserve funds reserves amounted to $1.309 million, and the accumulated profits of our consolidated PRC entities that were available for dividend distribution amounted to $19.1 million.

Taxation

Under the EIT Law, enterprises are classified as either resident or non-resident enterprises.  An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.  The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China.  Due to the relatively short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of entities organized under the laws of foreign jurisdictions on a case-by-case basis.

If the PRC tax authorities determine that we are a resident enterprise for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to enterprise income tax at a rate of 25% on our respective worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, although the EIT Law provides that “dividends, bonuses and other equity investment proceeds between qualified resident enterprises” is exempted income, and the implementing rules of the EIT Law refers “dividends, bonuses and other equity investment proceeds between qualified resident enterprises” as the investment proceeds obtained by a resident enterprise from its direct investment in another resident enterprise, it is still unclear whether the dividends we receive from Jiuxin Management constitute “dividend between qualified resident enterprises” and would therefore qualify for tax exemption.

If we are treated as a non-resident enterprise under the EIT Law, then dividends that we may receive from Jiuxin Management (assuming such dividends were considered sourced within the PRC) (i) may be subject to a 5% PRC withholding tax, provided that we own more than 25% of the registered capital of Jiuxin Management incessantly within 12 months immediately prior to obtaining dividend from Jiuxin Management, and if the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income is applicable, or (ii) if such treaty does not apply (i.e., because the PRC tax authorities may deem us to be a conduit not entitled to treaty benefits), may be subject to a 10% PRC withholding tax.  Similarly, if we are treated as a non-resident enterprise, and Renovation is treated as a resident enterprise, then dividends that we receives from Renovation (assuming such dividends were considered sourced within the PRC) may be subject to a 10% PRC withholding tax.  Any such taxes on dividends could materially reduce the amount of dividends, if any, that we could pay to our shareholders.

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

Distribution of Pharmaceutical Products

A distributor of pharmaceutical products must obtain a distribution permit from the relevant provincial- or designated municipal- or county-level SFDA.  The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel and equipment.  The distribution permit is valid for five years, and the holder must apply for renewal of the permit within six months prior to its expiration.  In addition, a pharmaceutical product distributor needs to obtain a business license from the relevant administration for industry and commerce prior to commencing its business.  All of our consolidated entities that engage in retail pharmaceutical business have obtained necessary pharmaceutical distribution permits, and we do not expect any difficulties for us to renew these permits and/or certifications.

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

Restrictions on Foreign Ownership of Wholesale or Retail Pharmaceutical Business in China

PRC regulations on foreign investment currently permit foreign companies to establish or invest in WFOEs or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China.  For retail sales, these regulations restrict the number and size of pharmacies that a foreign investor may establish.  If a foreign investor owns more than 30 stores that sell a variety of branded pharmaceutical products sourced from different suppliers, the foreign investor’s ownership interests in the stores are limited to 49%.

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

Price Controls

The retail prices of some pharmaceutical products sold in China, primarily those included in the national and provincial medical insurance catalogs and those pharmaceutical products whose production or distribution are deemed to constitute monopolies, are subject to price controls in the form of fixed prices (for non-profit medical institutions) or price ceilings.  Manufacturers or distributors cannot freely set or change the retail price for any price-controlled product above the applicable price ceiling or deviate from the applicable government-imposed price.  The prices of medicines that are not subject to price controls are determined freely at the discretion of the respective pharmaceutical companies, subject to notification to the provincial pricing authorities.

The retail prices of medicines that are subject to price controls are administered by the Price Control Office of the National Development and Reform Commission (“NDRC”), and implemented by provincial and regional price control authorities.  The retail price, once set, also effectively determines the wholesale price of that medicine.  From time to time, the NDRC publishes and updates a list of medicines that are subject to price control.  Provincial and regional price control authorities have discretion to authorize price adjustments based on the local conditions and the level of local economic development.  Only the manufacturer of a medicine may apply for an increase in the retail price of the medicine, and it must either apply to the provincial price control authority where it is incorporated, if the medicine is provincially regulated, or to the NDRC, if the medicine is NDRC regulated.

Since May 1998, China’s central government has been ordering reductions in the retail prices of various pharmaceutical products.  During the fiscal year ended March 31, 2013, several price reductions occurred and affected 2,824 different pharmaceutical products, which required us to make 326 price adjustments. Currently, 2,845 pharmaceutical products and OTC drugs we offered are subject to price controls.

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

Medicine included in the national and provincial medical insurance catalogs is divided into two tiers.  Purchases of Tier A pharmaceutical products are generally fully reimbursable, except that certain Tier A pharmaceutical products are only reimbursable to the extent the medicine are used for specifically stated purposes in the medical insurance catalogs.  Purchasers of Tier B pharmaceutical products, which are generally more expensive than those in Tier A, are required to make a certain percentage of co-payments, with the remaining amount being reimbursable.  The percentage of reimbursement for Tier B OTC products varies in different regions in the PRC.  Factors that affect the inclusion of medicine in the medical insurance catalogs include whether the medicine is consumed in large volumes and commonly prescribed for clinical use in China and whether it is considered to be important in meeting the basic healthcare needs of the general public.

China’s Ministry of Labor and Social Security, together with other government authorities, has the power to determine every two years which medicine are included in the national medical insurance catalog, under which of the two tiers the included medicine falls, and whether an included medicine should be removed from the catalog.

Sales of Nutritional Supplements and other Food Products

A distributor of nutritional supplements and other food products must obtain a food circulation permit from local Administration of Industry and Commerce. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel and equipment. The food circulation permit is valid for three years, and the holder must apply for renewal of the certificate within 30 days prior to its expiration. Currently, Jiuxin Medicine, Jiuzhou Pharmacy, Shanghai Lydia and our drugstores all hold a valid Food Circulation Permit, except for our Lin’an store as it does not sell food products and therefore does not require such permit. We are in the process of renewing the permits for 14 stores are expiring in 2013, and believe that there is no difficulty in renewing such permits.

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

Internet Pharmaceutical Sales

China’s central government regulates Internet access, the distribution of online information and the conduct of online commerce through strict business licensing requirements and other government regulations.  Companies which sell pharmaceutical products to consumers through Internet are required to obtain: (1) a drug distribution permit; (2) an Internet pharmaceutical information provider qualification certificate (renewable every five years); (3) an Internet pharmaceutical transaction service qualification certificate (renewable every five years); (4) a value-added telecommunication operation permit; and (5) registration with the Administration of Information Industry.   Internet pharmacies are not allowed to distribute prescription drugs.  The websites that sell pharmaceutical products must ensure transaction security and enable the consumers to consult with licensed pharmacists.  Also, Internet-based business in China is required to obtain and maintain certain assets relevant to its business, such as delivery and storage facilities.  Jiuzhou Pharmacy obtained all above-mentioned certificates and registration and launched www.dada360.com in May 2010.  Quannuo Technology has been operating the website and providing software and technical supports since November 2010.

TCM Manufacturing

The SFDA has adopted a non-mandatory licensing process for TCM manufacturers according to the GAP (Good Agricultural Practice) for Chinese Crude Drugs. Manufacturers who meet the government-set requirements will be granted a GAP certificate. Since we do not process the herbs that we harvest and the GAP certification is not mandatory, we have not applied for such certification, and currently have no plan to do so.

Environmental Matters

Our drugstore and wholesale operations do not involve any activities subject to specific PRC environmental regulations.  Our medical clinics are in compliance with applicable regulations regarding the administration of medical wastes, including collections, temperate storage, and packaging and labeling of medical wastes.  Pursuant to such regulations, we contract with Dadi Weikang Medical Wastes Disposal Center to dispose of all medical wastes generated by our clinics.

Principal Executive Office

Our principal executive office is located at Room 507-513, 5th Floor, A Building, Meidu Plaza, Gongshu District, Hangzhou, Zhejiang, China.  Our main telephone number is +86-571-88077078, and fax number is +86-571-88077108.

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

Our ability to obtain products and maintain inventory at, and to maintain and establish leases for, our pharmacies, is dependent upon our ability to post and maintain significant cash deposits with our suppliers and landlords.  Many vendors in China are unwilling to extend credit terms and instead require cash deposits, and landlords may require 12 months or longer of cash deposit as security.  At March 31, 2013, we had approximately $15.6 million on deposit with suppliers and approximately $2.8 million as deposits with landlords for our pharmacies.  If we are unable or unwilling to establish such advances and deposits our ability to generate sales and expand our business would be adversely affected.  In general, we expect the amounts required for advances and deposits to increase as we undertake our expansion plans, complete store openings and expand our business through acquisitions or otherwise.  We do not generally receive interest on the deposits made to suppliers or landlords, and such deposits are subject to loss as a result of the creditworthiness or bankruptcy of the party who holds our funds, as well as the risk from illegal acts such as conversion, fraud, theft or dishonesty associated with the third party.  If these circumstances were to arise, we would find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with our vendors or landlords.

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

In addition, all product procurement is handled through our corporate headquarters. Such centralization is intended to reduce cost of goods sold as a result of volume purchase benefits. However, we may be less successful than anticipated in achieving these volume purchase benefits. In addition, such centralization is expected to increase the complexity of tracking inventory and place additional burdens on the management of our supply chain. If we cannot successfully reduce our costs through centralizing procurement, our profitability and prospects would be materially and adversely affected.

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

Distributors of pharmaceutical and other healthcare products are exposed to risks inherent in the packaging and distribution of such products.  Such risks include unintentional distribution of counterfeit drugs and, with respect to our pharmacies, improper filling of prescriptions, labeling of prescriptions and adequacy of warnings.  Furthermore, the applicable laws, rules and regulations require our in-store pharmacists to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information the in-store pharmacists deem significant.  Our in-store pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects, and we may be liable for claims arising from advices given by our in-store pharmacists.  In addition, product liability claims may be asserted against us with respect to any of the products we distribute, and we may be required to pay for damages for any successful product liability claim against us, although we may have the right under applicable PRC laws, rules and regulations to recover from the relevant manufacturer for compensation we paid to our customers in connection with such claim.  We may also be obligated to recall affected products.  If we are found liable for product liability claims, we could be required to pay substantial monetary damages.  Furthermore, even if we successfully defend ourselves against this type of claim, we could be required to spend significant management, financial and other resources, which could disrupt our business, and our reputation as well as our brand names may also suffer.  We, like many other similar companies in China, do not carry product liability insurance.  As a result, any imposition of product liability could materially harm our business, financial condition and results of operations.  In addition, we do not have any business interruption insurance due to the limited coverage of any business interruption insurance in China, and as a result, any business disruption or natural disaster could severely disrupt our business and operations and significantly decrease our revenue and profitability.

We depend substantially on the continuing efforts of our cofounders, and our business and prospects may be severely disrupted if we lose their services.

Our future success is dependent on the continued services of our three cofounders, Messrs. Lei Lu and Chong’an Jin and Ms. Li Qi.  We do not maintain key-man insurance.  If we lose the services of any one of our cofounders, we may not be able to locate suitable or qualified replacements, which could severely disrupt our business and prospects.  Each of our three cofounders has entered into a confidentiality and non-competition agreement with us regarding these agreements.  However, if any disputes arise between our cofounders and us, we cannot assure you, in light of uncertainties associated with the PRC legal system, that any of these agreements could be enforced in China, where the three cofounders reside and hold some of their assets.  See “Risks Related to Doing Business in China — You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.”

We depend on the continued service of, and on the ability to attract, motivate and retain a sufficient number of qualified and skilled personnel for our business.

The implementation of our business strategy and our future success also depend in large part on our continued ability to attract and retain highly qualified and skilled personnel. We cannot assure you that we will be able to attract, hire and retain sufficient numbers of skilled personnel necessary to continue to develop and grow our business. We face competition for personnel from both retail and wholesale pharmaceutical distribution operators. Competition for these individuals could cause us to offer higher compensation and other benefits in order to attract and retain them, which could materially and adversely affect our financial condition and results of operations. We may be unable to attract or retain the personnel required to achieve our business objectives and failure to do so could severely disrupt our business and prospects. The process of hiring suitably qualified personnel is also often lengthy. In the past, we have had two major challenges to our recruiting efforts: (1) unqualified candidates who represent themselves as being qualified, and (2) talented and competent candidates who do not match our job requirements. If our recruitment and retention efforts are unsuccessful in the future, it may be more difficult for us to execute our business strategy.

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

There has been continued penetration of counterfeit products into the pharmaceutical market in China.  Counterfeit products are generally sold at lower prices than the authentic products due to their low production costs, and in some cases are very similar in appearance to the authentic products.  Counterfeit pharmaceuticals may or may not have the same chemical content as their authentic counterparts, and are typically manufactured without proper licenses or approvals as well as fraudulently mislabeled with respect to their content and/or manufacturer.  Although China’s central government has been increasingly active in combating counterfeit pharmaceutical and other products, there is not yet an effective counterfeit pharmaceutical product regulation control and enforcement system in China.  Although we have implemented a series of quality control procedures in our procurement process, we cannot assure you that we would not be selling counterfeit pharmaceutical products inadvertently.  Any unintentional sale of counterfeit products may subject us to negative publicity, fines and other administrative penalties or even result in litigation against us.  Moreover, the continued proliferation of counterfeit products and other products in recent years may reinforce the negative image of drug distributors among consumers in China.  The continued proliferation of counterfeit products in China could have a material adverse effect on our business, financial condition, and results of operation.

We may need additional capital, and the sale of equity securities could result in dilution to our stockholders, while debts may require us to make covenants restricting how we operate.

We believe that our current cash and anticipated cash flow from operations, as well as bank facilities and personal loans from our principal shareholders, should be sufficient to meet our anticipated cash needs for the near future.  We may, however, require additional cash resources due to changed business conditions or other future developments.  If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain credit facility.  The sale of additional equity securities could result in dilution to our stockholders.  The incurrence of additional indebtedness would result in increased debt service obligations and could result in further operating and financing covenants that would further restrict our freedom to operate our business, such as conditions that:

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

We consider our pharmacy brand names to be valuable assets. We may be unable to prevent third parties from using such brand names without authorization, which may adversely affect our business and reputation, including the perceived quality and reliability of our products and services. We have four registered trademarks and one trademark application pending in China. We also own five domain names, three of which are currently active.

We rely on trade secrets to protect our know-how and other proprietary information, including pricing, purchasing, promotional strategies, customer lists and/or suppliers lists. However, trade secrets are difficult to protect. While we believe we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. In addition, confidentiality agreements, if any, executed by the foregoing persons may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. Our employees are required to sign an employment agreement as a condition of employment, which contains a confidentiality provision.

If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, such efforts could be expensive and time-consuming, and the outcome unpredictable. In addition, if our competitors independently develop information that is equivalent to our trade secrets or other proprietary information, it will be even more difficult for us to enforce our rights and our business and prospects could be harmed.

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

Changes in economic conditions and consumer confidence in China may influence the drugstore industry, consumer preferences and spending patterns.

Our business and revenue growth primarily depend on the size of the drugstore market in China. As a result, our revenue and profitability may be negatively affected by changes in national, regional or local economic conditions and consumer confidence in China. In particular, as we focus our expansion of pharmacies in metropolitan markets, where living standards and consumer purchasing power are relatively high, we are especially susceptible to changes in economic conditions, consumer confidence and customer preferences of the urban Chinese population. External factors beyond our control that affect consumer confidence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. In addition, acts of war or terrorism may cause damage to our facilities, disrupt the supply of the products and services we offer in our stores or adversely impact consumer demand. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

The prices of certain pharmaceutical products are subject to control, including periodic downward adjustment, by PRC governmental authorities.

An increasing percentage of pharmaceutical products that our pharmacies carry, primarily those included in the national and provincial medical insurance catalogs, are subject to price controls in the form of fixed retail prices or retail price ceilings. See “Relevant PRC Regulations — Price Controls” above. In addition, the retail prices of these products are also subject to periodic downward adjustments as China’s central government seeks to make pharmaceutical products more affordable to the general public. Since May 1998, the relevant authorities have ordered price reductions of thousands of pharmaceutical products. During the fiscal year ended March 31, 2013, several price reductions occurred and affected 2,824 different prescription pharmaceutical products, which required us to make 326 price adjustments. Currently, 2,845 prescription and OTC drugs that we offer are subject to price controls. Any future price controls or government mandated price reductions may have a material adverse effect on our financial condition and results of operations, including significantly reducing our revenue and profitability.

We may be subject to fines and penalties if we fail to comply with the applicable PRC laws and regulations governing sales of medicines under China’s National Medical Insurance Program.

Eligible participants in China’s national medical insurance program, mainly consisting of urban residents in China, are entitled to buy medicines using their medical insurance cards from an authorized pharmacy, provided that the medicines they purchase have been included in the national or provincial medical insurance catalogs.  The pharmacy, in turn, obtains reimbursement from the relevant government social security bureaus.  Moreover, the applicable PRC laws, rules and regulations prohibit pharmacies from selling goods other than pre-approved medicines when purchases are made with medical insurance cards.  We have established procedures to prohibit our drugstores from selling unauthorized goods to customers who make purchases with medical insurance cards.  However, we cannot assure you that those procedures will be strictly followed by all of our employees in all of our stores.

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

Risks Related to Our Herb Farming

Our herb farming business is subject to the volatility of prices for raw TCM herbs.

We currently sell the herbs that we harvest in bulk to a third-party vendor, based on local market prices primarily determined by TCM manufacturers and trading companies.  Such market prices have increased significantly in recent years in response to changes in the supply of and demand for raw herbs, market uncertainty and a variety of additional factors that are beyond our control, including inflation, changes of weather, outbreak of disease, domestic government regulation, market speculation and overall economic conditions.  There can be no assurance that market prices, which historically have fluctuated widely, will continue to increase or remain stable and any future declines in prices may negatively impact the viability of our herb farming business.

Unforeseen and severe weather can reduce cultivation activities and lead to a decrease in anticipated harvest.

The climatic and seasonal factors such as weather conditions, level of rainfall and temperature may, among other things, affect the quality, overall supply and availability of raw herbs.  Sustained adverse weather conditions in Zhejiang Province in general and in Lin’an in particular where our herbs are planted, such as rain, extreme cold or snow, could disrupt or curtail cultivation activities which in turn could reduce our anticipated harvest yields, delay the timing of our anticipated harvest and distribution, and negatively affect the quality of our harvest.  In addition, natural disasters such as fires, earthquakes, snowstorms, extreme climatic or weather conditions such as floods or droughts, or natural conditions such as crop disease, pests or soil erosion, may negatively impact our cultivation and harvest.

In addition, the actual climatic conditions of Zhejiang Province and of Lin’an in particular may not conform to historical patterns and may be affected by variations in weather patterns, including any potential impact of climate change.  The effects of climate change may produce more variable or severe weather events that can adversely affect our ability to cultivate and harvest successfully.

The occurrence of any of these may materially harm our herb farming business.

Should the herbs that we harvest ever become contaminated or deteriorate, we may be exposed to negative publicity about product safety which could have a negative impact on our financial condition.

Any contamination or deterioration of the herbs that we harvest could harm our reputation and business.  Any such contamination or deterioration could result in their recall and criminal or civil liability, and restrict our ability for further distribution.  Any resulting negative publicity could also drive consumers away from our other business segments, which would have a material and adverse effect on our business, financial condition and results of operations.

We may also be affected by factors such as negative publicity resulting from the publication of industry findings, research reports or health concerns concerning the safety of TCM products produced in China or the herbs that we harvest in particular.  Such complaints and negative publicity may lead to a loss of consumer confidence and a reduction in the demand for TCM.

We have limited control over the availability and the quality of the local farmers with whom we cooperate because we do not employ them directly.

We rely on local farmers to farm and harvest our herbs, but do not employ them directly.  Instead, they are recruited and employed by the local villagers’ committees that we negotiate with.  We have limited control over the availability and the quality of this labor force.  A shortage of suitable laborers may adversely affect our harvest yields.

Risks Related to Our Online Sales

We rely on computer software and hardware systems in managing our online sales, the capacity of which may restrict our growth and the failure of which could adversely affect our business, financial condition and results of operations.

We are dependent upon our electronic commerce system to carry out our online sales.  Any system failure which causes interruptions to the input, retrieval and transmission of data or increases in service time could disrupt our normal operation.  Although we believe we have a disaster recovery plan, which can handle the failure of our computer software and hardware systems, we cannot assure you that we can effectively carry out this disaster recovery plan and that we will be able to restore our operation within a sufficiently short time frame to avoid disruption to our business.  Any failure in our computer software and/or hardware systems could have a material adverse effect on our business, financial condition and results of operations.  In addition, if the capacity of our computer software and hardware systems fails to meet the increasing needs of our operations, our ability to grow may be constrained.

As our online business is fairly new, it may be difficult to evaluate its performance and prospects.

We launched www.dada360.com to sell OTC drugs and nutritional supplements online in May 2010.  Given such limited operating history, it may be difficult for you to evaluate its performance and prospects. Our ability to generate a profit from online sales remains largely unproven, our online business strategy has not been tested over time, and we cannot be certain that we will be able to successfully manage or grow our online business.  We may incur significant costs as we continue to implement and improve our website.

Uncertainties regarding the growth and sustained profitability of e-commerce in China could adversely affect the prospects of our online business.

While e-commerce has existed in China since the 1990s, only recently have certain e-commerce companies in China become profitable.  Thus, the long-term viability and prospects of various e-commerce business models, and e-commerce generally, in China remain relatively untested.  Future operating results from our online business will depend on numerous factors affecting the development of e-commerce in China, which may be beyond our control.  These factors include:

●	the growth of personal computer, Internet and broadband usage and penetration in China, and the rate of any such growth;

●	the trust and confidence level of consumers in online shopping in China, as well as changes in customer demographics and consumers’ tastes and preferences;
●	the selection, price and popularity of products that we and our competitors offer online;
●	whether alternative retail channels or business models that better address the needs of consumers emerge in China;
●	the development of fulfillment, payment and other ancillary services associated with online purchases; and
●	general economic conditions, particularly economic conditions affecting discretionary consumer spending.

A decline in the popularity of shopping on the Internet in general, or failure by us to adapt our website and improve the online shopping experience of our customers in response to trends and consumer needs, may adversely affect our online business prospects.

If our online business fails to obtain and maintain the requisite assets, licenses, qualified personnel and approvals required under the complex regulatory environment for Internet-based businesses in China, the business prospects for such business may be materially and adversely affected.

Internet-based businesses in China are highly regulated by China’s central government, and numerous regulatory authorities are empowered to issue and implement regulations governing various aspects of these businesses.  Our online business is operated by our PRC subsidiary, Quannuo Technology, which is required to obtain and maintain certain assets relevant to its business, such as computers and other electrical equipment, as well as applicable licenses or approvals from different regulatory authorities.  These assets and licenses are essential to the operation of an e-commerce business and are generally subject to annual review by the relevant governmental authorities.  Furthermore, we may be required to obtain additional licenses.  If we fail to obtain or maintain any of the required assets, licenses or approvals, our Internet business may be deemed illegal and it may be subject to various penalties, such as confiscation of illegal income, fines and the discontinuation or restriction of its operations.  Any such disruption may materially and adversely affect the prospects of our online business.

Risks Related to Our Corporate Structure

Chinese regulations limit foreign ownership of any pharmacy operator with 30 or more stores, and limit foreign ownership of medical clinics to Sino-foreign joint venture.  The entities that operate our pharmacies and clinics are controlled by us by means of contractual arrangements.  The validity of such contractual arrangements is uncertain.  If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, we could be subject to severe penalties and our business could be adversely affected.  In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

Current PRC regulations limit foreign ownership of a pharmacy operator to 49.0% if such operator owns interests in 30 or more drugstores in China that sell a variety of branded pharmaceutical products sourced from different suppliers.  Since we do not own any equity interests in Jiuzhou Pharmacy (or its subsidiary Shanghai Lydia), but controls them through contractual arrangements, the regulations limiting foreign ownership should not apply to us even if Jiuzhou Pharmacy or Shanghai Lydia expands beyond 30 stores.

Similarly, PRC regulations restrict foreign ownership of medical practice in China to Sino-foreign joint venture.  Since we do not have actual equity interest in Jiuzhou Clinic or Jiuzhou Service, but control these entities through contractual arrangements, such PRC regulations should not be applicable to us or our structure.

There are, however, uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of our contractual arrangements.  Although the structure for operating our business in China (including our corporate structure and contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service and our three cofounders) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that a regulatory authority will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations.  If any such authority determines that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable, and we may not be able to consolidate the operations of HJ Group with our results of operations.  In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements.  For example, pursuant to the PRC Property Rights Law that became effective on October 1, 2007, the pledge of any equity interests of a PRC private entity shall become effective once it is duly registered with the local branches of the State Administration for Industry and Commerce (the “SAIC”).   Following the promulgation of the Property Law, the SAIC further issued the Administrative Measures for Registrations of Share Pledge on September 1, 2008, which provided detailed procedural guidance for the local SAIC offices to handle the registrations of share pledge.  The Equity Pledge Agreement that forms a part of the contractual arrangements creates a legally binding obligation on the parties upon the execution date; however, the pledge established under such agreement does not become effective until due registration with local SAIC office.  On May 18, 2010, registration of the pledged equity interests in Jiuzhou Pharmacy was completed.

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

If we are determined to be in violation of any existing or future PRC laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses of the HJ Group entities;
●	discontinuing or restricting the operations of the HJ Group entities;
●	imposing conditions or requirements with which we or the HJ Group entities may not be able to comply;
●	requiring us or the HJ Group entities to restructure the relevant ownership structure or operations; or
●	imposing fines.

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

We only have contractual control over the HJ Group entities.  We do not own them due to the restriction of foreign ownership in such companies.

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

Our contractual arrangements with HJ Group and our cofounders may not be as effective in providing control over these entities as direct ownership, and the .

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

Because we rely on contractual arrangements to control HJ Group and for substantially all of our revenue, the termination of such agreements will severely and detrimentally affect our continuing business viability under our current corporate structure.

Because we do not own equity interests of HJ Group, the termination of our contractual arrangements with them would sever our ability to continue receiving payments from them under our current holding company structure.  In the event the contractual arrangements terminate, we will lose our control over them and their business operations, as well as our primary sources of revenue.  Should this occur, we may seek to acquire control of HJ Group through other means, although we cannot guarantee that we will do so, nor can we guarantee that we will be successful if we do.

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

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards.  Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their statutory surplus reserve fund until the accumulative amount of such reserves reach 50.0% of their respective registered capital.  As a result, our consolidated PRC entities are restricted in their ability to transfer a portion of their net income to us whether in the form of dividends, loans or advances.  As of March 31, 2013, our restricted reserves totaled RMB 9,460,695 ($1,309,109) and we had unrestricted retained earnings of RMB 115,685,741 ($17,095,369).  Our restricted reserves are not distributable as cash dividends.  Any limitation on the ability of our consolidated operating entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

Certain management members of HJ Group have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Mr. Lei Liu, our chairman and chief executive officer, is also the executive director of Jiuzhou Pharmacy, a general partner of Jiuzhou Clinic, and the supervising director of Jiuzhou Service.   Ms. Li Qi, our corporate secretary and also a member of the board of directors, is the general manager of each of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service and a general partner of Jiuzhou Clinic.  Conflicts of interests between their respective duties to our company and HJ Group may arise.  As our directors and executive officers, they have a duty of loyalty and care to us under U.S. and Hong Kong law when there are any potential conflicts of interests between our company and HJ Group.  We cannot assure you, however, that when conflicts of interest arise, every one of them will act completely in our interests or that conflicts of interests will be resolved in our favor.  For example, they may determine that it is in HJ Group’s interests to sever the contractual arrangements with Jiuxin Management, irrespective of the effect such action may have on us.  In addition, any one of them could violate his or her legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment that HJ Group is obligated to remit to us under the consulting services agreement.

In the event that you believe that your rights have been infringed under the securities laws or otherwise as a result of any one of the circumstances described above, it may be difficult or impossible for you to bring an action against HJ Group, or our officers or directors who are members of their management, all of whom reside within China.  Even if you are successful in bringing an action, the laws of China may render you unable to enforce a judgment against the assets of HJ Group and its management, all of which are located in China.

Risks Related to Doing Business in China

Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are subject to restrictions on making payments to us.

We rely substantially on our contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service for our revenue.  The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China.  We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.  See “Governmental control of currency conversion may affect the value of your investment.” Furthermore, if these companies incur debt on their own in the future, the instruments governing the debt may restrict their ability to make payments.  If we are unable to receive all of the revenues from our operations through these contractual arrangements, we may be unable to pay dividends on our common shares.

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

We are a holding company and conduct our business through our subsidiaries and controlled companies in the PRC.  In addition, all of our operating assets are located in, and all of our other senior executive officers reside within, China.  As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers and directors not residing in the United States, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.  Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.  As a result, our public shareholders may have substantial difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation with assets and management members located in the United States.

We may need to obtain additional governmental approvals to open new drugstores.  Our inability to obtain such approvals will have a material adverse effect on our business and growth.

According to the Measures on the Administration of Foreign Investment in the Commercial Sector (the “Measures”) promulgated by China’s Ministry of Commerce (the “MOC”), which became effective on June 1, 2004, a company that is directly owned by a foreign invested enterprise needs to obtain relevant governmental approvals before it opens new retail stores.  However, there are no specific laws, rules or regulations with respect to whether it is necessary for a company contractually controlled by a foreign invested enterprise to obtain approvals to open new retail stores.  In addition, the Measures state that the MOC will promulgate a detailed implementation regulation to govern foreign invested enterprises engaging in drug sale.  However, such implementation regulation has not yet been promulgated.  Therefore we cannot assure you that the MOC will not require that such approvals to be obtained.  If additional governmental approval is deemed to be necessary and we are not able to obtain such approvals on a timely basis or at all, our business, financial condition, results of operations and prospects, as well as the trading price of our common stock, will be materially and adversely affected.

The advent of recent healthcare reform directives from China’s central government may increase both competition and our cost of doing business.

Under the auspices of the Healthy China 2020 program (the “Program”), published by China’s National Development and Reform Commission in October 2008, the central government has set in motion a series of policies in fairly rapid successions aimed to improve China’s healthcare system.  Such policies include (1) discouraging hospitals from both prescribing and dispensing medication, (2) the unveiling of formal healthcare reform guidelines in April 2009, aimed to improve the availability of and subsidies for “essential” drugs, and (3) the announcement of China’s National Essential Drugs List (“NEDL”) in August 2009, initially listing approximately 300 medicines to be sold at government-controlled prices.  While an underlying goal of these policies is to make drugs more accessible to China’s poorer populations, such policy as discouraging hospitals from both prescribing and dispensing medication also serve to create opportunities that in turn will intensify business competition in the Chinese retail drugstore industry, as well as competition for skilled labor and retail spaces.  Additionally, we expect the NEDL to lead to a rise in the number of government-subsidized community healthcare service centers, which will erode the convenience and price advantage that our drugstores traditionally enjoy against hospitals.

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China.  We receive substantially all of our revenues in RMB.  Under our current structure, our income is primarily derived from payments from the three HJ Group companies.  Shortages in the availability of foreign currency may restrict the ability of our subsidiaries and our PRC affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations.  Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the SAFE by complying with certain procedural requirements.  However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.  The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

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

Dividends we receive from our subsidiaries located in the PRC may be subject to PRC withholding tax.

The current PRC Enterprise Income Tax Law, or the EIT Law, and the implementation regulations for the EIT Law issued by China’s State Council, became effective as of January 1, 2008.  The EIT Law provides that a maximum income tax rate of 20% is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the implementation regulations.  We are a Nevada holding company and substantially all of our income is derived from our subsidiaries and controlled companies located in the PRC.  Therefore, dividends paid to us from China may be subject to the 10% income tax if we are considered as a “non-resident enterprise” under the EIT Law.  If we are required under the EIT Law and its implementation regulations to pay income tax for any dividends we receive from our PRC subsidiaries, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, we may pay to our shareholders.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of an epidemic outbreak.  Any prolonged recurrence of such adverse public health developments in China may have a material adverse effect on our business operations.  For instance, health or other government regulations adopted in response may require temporary closure of our stores or offices.  Such closures would severely disrupt our business operations and adversely affect our results of operations.  We have not adopted any written preventive measures or contingency plans to combat any future epidemic outbreak.

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

On May 9, 2013, we received a letter from The NASDAQ Stock Market LLC ("NASDAQ"), notifying our failure to maintain a minimum closing bid price of $1.00 over the then preceding 30 consecutive trading days for its common stock as required by NASDAQ Listing Rule 5550(a)(2) (the "Bid Price Rule"). The letter stated that the Company has until November 5, 2013, to demonstrate compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of 10 consecutive trading days. In the meantime, we will be included in a list of non-compliant companies posted on NASDAQ's website commencing on May 16, 2013. We intend to monitor the bid price of its common stock and consider available options if our common stock does not trade at a level likely to result in the registrant regaining compliance with the Bid Price Rule by November 5, 2013.

The letter also states that in the event we do not regain compliance with the Bid Price Rule by November 5, 2013, we may be eligible for additional time by meeting certain continued listing requirements and the initial listing criteria for The NASDAQ Capital Market (excepting the bid price requirement), and providing written notice of its intention to cure its deficiency during the second compliance period. If it meets these criteria, NASDAQ will notify us that we have been granted an additional 180-day compliance period. If, however, it appears that we will not be able to cure the deficiency or is otherwise not eligible, NASDAQ will notify that our common stock will be subject to delisting. At such time, we may appeal the delisting determination to a NASDAQ Hearings Panel.

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

The market price for our stock may be volatile, and such volatility may subject us to securities litigation.

The market price for our stock may be volatile and subject to wide fluctuations when compared to seasoned issuers, and may be in response to factors including the following:

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

As an illustration of such volatility, the closing price of our common stock during the 52 weeks preceding the date of this report ranged from a low of $0.55 to a high of $1.28. In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

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

As of June 20, 2013, our directors and executive officers collectively controlled approximately 44.54% of our outstanding shares of stock entitled to vote on all corporate actions.  These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions.  This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us.  This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

We are subject to reporting obligations under the U.S. securities laws.  The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting.  We reported certain material weaknesses involving control activities, specifically control deficiency over accounting and finance personnel, in light of the continuing lack of sufficient experience by our accounting staff in U.S. GAAP-based reporting and SEC rules and regulations.  Such material weaknesses were noted for the past four fiscal years, based on factors including: (i) the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes; (ii) the significance of the audit adjustments impact on the overall financial statements; (iii) how appropriately we complied with U.S. GAAP on transactions; and (iv) how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.  As such, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

Although we believe that we have made significant efforts to address the foregoing weaknesses, we believe that our efforts to date have not yet been sufficient to fully remediate such weaknesses.  We will continue our efforts during the current fiscal year, although there can be no assurance that compliance will be achieved in this time frame.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 13,609,002 shares of our common stock outstanding as of June 20, 2013, approximately 7,610,497 shares are, or will be, freely tradable without restriction, unless held by our affiliates as of such date. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock. If our cofounders and service consultants were to sell their shares, they would be subject to volume and/or other restrictions imposed by Rule 144.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We are headquartered in Hangzhou, China. We do not own any property. Our current leased properties are as follows:

Description	Location	Size (square meters)	Lease expiration date
Principal executive office (1)	Room 507-513, 5th Floor A Building, Meidu Plaza, Gongshu District, Hangzhou, Zhejiang Province	7,855	December 1,2014

Distribution center	3rd Floor, Building 3, No. 10, Kanghui Road ,Gongshu District, Hangzhou, Zhejiang Province	44,133	January 14, 2016

Office for Shouantang Technology (2)	Room 616, No. 33, Xiangyuan Road, Gongshu District, Hangzhou, Zhejiang Province	538	August 24, 2014

Office for Quannuo Technology (2)	4rd Floor, Building 3, No. 10, Kanghui Road ,Gongshu District, Hangzhou, Zhejiang Province	523	January 14, 2016

Pharmacies (2)	Various locations in Hangzhou and Shanghai	Range from 60 to 1,713	Various

Farmland for herb cultivation (3)	Qianhong Township, Hangzhou, Zhejiang Province	48.6 acres	February 1, 2040

Land (3)	Qianhong Township, Hangzhou, Zhejiang Province	4.6 acres	February 1, 2040

(1)	We are leasing our principal executive office from our chairman Mr. Lei Liu. Rent was $81,926 and $93,660 for the fiscal year ended March 31, 2013 and 2012, respectively.

(2)
As of the date of this report, we have 2 operating leases in connection with offices for Shouantang Technology and Quannuo Technology, as well as our 51 pharmacies.  See Note 8, “Long Term Deposits,” and Note 18, “Commitments and Contingencies” to the Financial Statements.  The leases do not contain any material escalating lease payments or contingent rental payment terms.  We must negotiate with the landlords for an extension of the old leases or enter into new leases upon their termination, and our landlords may request a rent increase.  Under applicable PRC law, we have priority over other potential lessees with respect to the leased store space on the same terms.  We also do not expect any significant difficulties in renewal of existing leases upon their expiration, where desired.  Our community stores are normally relatively small in size and the facilities inside the store are easily movable.  As a result, we do not expect our drugstore operations to be materially and adversely affected by any failure to renew or enter into new leases.

(3)
We are leasing the land from The People’s Government of Qianhong Village under a 30-year lease entered in February 2010.  The lease amount for the land was prepaid in full in May 2010.  See Note 9, “Other Noncurrent Assets,” and Note 18, “Commitments and Contingencies,” to the Financial Statements.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “CJJD”.  The following table sets forth the high and low bid information for our common stock for the periods indicated.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	Low	High
2013
Quarter ended June 30, 2013*	$0.55	$1.01
Quarter ended March 31, 2013	$0.76	$1.14

2012
Quarter ended December 31, 2012	$0.65	$1.15
Quarter ended September 30, 2012	0.60	1.25
Quarter ended June 30, 2012	0.60	1.37
Quarter ended March 31, 2012	1.11	1.41

2011
Quarter ended December 31, 2011	$1.08	$1.78
Quarter ended September 30, 2011	0.98	2.38
Quarter ended June 30, 2011	2.76	1.65
Quarter ended March 31, 2011	5.60	2.50

* Through June 20, 2013.

Based on the records of our transfer agent, we had 13,690,002 shares of common stock issued and outstanding as of June 20, 2013.

Holders

Based on the records of our transfer agent, there were 11 stockholders of record of our common stock as of June 20, 2013 (not including beneficial owners who hold shares at broker/dealers in “street name”).

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company, LLC, whose address is 6201 15th Avenue, Brooklyn, New York 11219, and whose telephone number is (718) 921-8206.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Recent Sales of Unregistered Securities

None during the three months ended March 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended March 31, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in United States Dollars (“$” or “USD”) and in accordance with accounting principles generally accepted in the United States.  See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into USD at various pertinent dates and for pertinent periods.

Overview

We currently operate in three business segments in China: (i) retail pharmacies (which we include our clinics and online sales), (2) wholesale of similar products that we carry in our pharmacies, and (3) farming and selling herbs used for TCM.

Our drugstores offer a wide variety of third-party medicinal products, including prescription and OTC drugs, nutritional supplements, TCM products, personal care products, family care products, medical devices, as well as convenience products including consumable, seasonal and promotional items. We also have licensed doctors of both western medicine and TCM onsite for consultation, examination and treatment of common ailments at scheduled hours. We currently have 51 pharmacies in Hangzhou and Shanghai under two store brand names. During the year ended March 31, 2013, we closed 17 pharmacies that did not meet our performance expectations, including 11 “Jiuzhou Grand Pharmacy” stores, five “Jiuying Grand Pharmacy” stores and the only “Quannuo Grand Pharmacy” store. Since May 2010, we have also been selling certain OTC drugs and nutritional supplements online.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those we carry in our own pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM that we currently sell to a local vendor.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions.  The critical accounting policies and related judgments and estimates used to prepare our financial statements are identified in Note 2 to our consolidated financial statements accompanying in this report.  We have not made any material changes in the methodology used in our accounting policies

Results of Operations

Comparison of years ended March 31, 2013 and 2012

The following table summarizes our results of operations for the years ended March 31, 2013 and 2012:

	Years Ended March 31,
	2013		2012
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenues	$89,495,546	100.0%	$94,352,885	100.0%
Gross Profit	$14,634,993	16.4%	$27,562,801	29.2%
Selling Expenses	$12,216,984	13.7%	$8,498,240	9.0%
General and Administrative Expenses	$15,000,364	16.8%	$8,582,389	9.1%
Goodwill Impairment Loss	$1,473,606	1.6%	$-	-
(Loss) Income from Operations	$(14,055,961)	(15.7)%	$10,482,172	11.1%
Other Income (Expense)	$56,428	0.1%	$187,865	0.2%
Changes in Fair Value of Purchase Option Derivative Liability	$18,810	0.0%	$118,807	0.1%
Income Tax Expenses	$353,802	0.4%	$2,648,365	2.8%
Net (loss) income attributable to controlling interest	$(14,334,525)	(16.0)%	$8,141,626	8.6%
Net (loss) attributable to noncontrolling interest	(794)	(0.0)%	(1,147)	(0.0)%

Revenue.

Revenue decreased by $4,857,339 or 5.1% year over year, primarily due to a decrease in our retail business, despite the fast expansion of our wholesale business and the addition of our herb farming business:

(1)
Retail sales, which accounted for approximately 45.5% of total revenue for the year ended March 31, 2013, decreased by $25,348,268 or 38.4% to $40,726,080, due to price control on many popular prescription drugs and an increasingly competitive retail market. Our retail margin also fell from 33.0% to 24.4%. Same-store sales decreased by approximately $22,489,343 or 36.2%, while new stores and online sales collectively contributed approximately $3,165,271 in revenue.  Our store count decreased to 51 as of March 31, 2013, from 61 a year ago. We do not expect same-store sales will recover quickly in the near future as the frequency of government-mandated price controls and the number of drugs subject thereto continue to increase.

(2)
Since inception, our wholesale business expanded rapidly through competitive pricing and represented 51.7% of total revenue for the year ended March 31, 2013, up from 26.0% a year ago.   However, our wholesale margin is significantly lower than our other operating segments, and fell from 7.4% to 5.2%.  Since our third fiscal quarter, we have ceased certain low margin sales and are focusing on profitability rather than sales volume, and our wholesale margin rose to over 10% in the fourth fiscal quarter. Because we have little access to lucrative sales channels such as hospitals, we have qualified as a first-tier distributor with only a limited number of vendors thus far. Until we are able to achieve first-tier distributor status with more vendors, we do not expect our wholesale business to significantly expand in the immediate future.

(3)
Sales from our herb farming business accounted for $2,534,380 or approximately 2.8% of our total revenue for the year ended March 31, 2013 as compared to $4,217,574 a year ago. Our margin from this business is significant: 91.2% for fiscal 2013 and 94.9% for fiscal 2012. In fiscal 2013, we planted and harvested herbs based on our best estimate as to future market demands. We anticipate that we will continue doing so in upcoming fiscal year, but do not expect a significant increase from fiscal 2013 in terms of revenue or gross profit.

Revenue by Segment.

The following table breaks down the revenue for our three business segments for the years ended March 31, 2013 and 2012:

	Years ended December 31,
	2013		2012
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$37,678,835	42.1%	$64,981,643	69%	$(27,302,808)	(42.0)%
Revenue from online sales	3,047,245	3.4%	1,092,705	1%	1,954,540	178.9%
Sub-total of retail revenue	40,726,080	45.5%	66,074,348	70%	(25,348,268)	(38.4)%

Revenue from wholesale business	46,235,086	51.7%	24,060,963	26%	22,174,123	92.2%
Revenue from herb farming business	2,534,380	2.8%	4,217,574	4%	(1,683,194)	(39.9)%
Total revenue	$89,495,546	100%	$94,352,885	100.0%	$(4,857,339)	(5.1)%

The revenue fluctuation year over year reflected the following combined factors:

(1)
Drugstore revenue decreased by approximately $27.3 million or 42.0% year over year, primarily due to three factors.   Local government has been controlling the cost of its insurance programs by reducing the number and types of subsidized drugs. In addition, as more drugs are subject to price control, we must either reduce our prices accordingly or stop carrying the affected drugs. The retail drug market in Hangzhou, where our stores are still predominantly located, has also become very competitive with many neighborhood drugstores opening.  Accordingly, we do not expect our retail sales to recover quickly in the near future.

(2)
The growth in wholesale revenue is a reflection of our volume-driven strategy during the first half of fiscal 2013. Sales during that period amounted to approximately $37,535,949, or 81.2% of total wholesale revenue. Starting in the third quarter of fiscal 2013, however, we have halted efforts to achieve sales volume through low margin sales and are focusing on profitability. Wholesale revenue for fiscal 2012 was also less because we only had eight months of wholesale operation, as Jiuxin Medicine was acquired in August 2011.

(3)
Online sales increased by $1,954,540 or 178.9% year over year, and we expect the business to grow as we gain wider consumer awareness through our continuing cooperation with business-to-consumer online vendors such as Taobao.

Gross Profit.

Gross profit decreased by $12,927,808 or 46.9% year over year from substantial decline in retail sales.  Gross margin also decreased, from 29.2% to 16.4%, as a result of lower retail and wholesale profit margins.  The average gross margin for each of our three business segments for the years ended March 31, 2013 and 2012 are as follows:

	Years ended March 31,
	2013	2012
Retail business	24.4%	33.0%
Wholesale business	5.2%	7.4%
Herb farming business	91.2%	94.9%

Retail gross margin decreased primarily due to price adjustments we were forced to make. Some adjustments were made to comply with government price controls. Others were made to stay competitive with local community hospitals that are able to sell near cost due to government subsidies. We also adjusted prices to match or beat other competitors. As a result, our overall retail gross profit margin decreased.

The first half of fiscal 2013 is responsible for the decrease in wholesale gross margin. As we were relying on very competitive prices to stimulate sales during that period, our profit margin from that period is only 3.0%. We ceased certain low profit margin wholesale business since then, and profit margin accordingly improved in the second half of fiscal 2013. Profit margin was over 10% in the fourth fiscal quarter.

The gross margin for our herb farming business is achieved through our ability to control quality through monitoring the cultivation process which, in turn, has enabled us to command good pricing. Provided that market demands remain robust, we expect profit margin to remain high even if we continue to sell our harvests to just the vendor that we have been selling to.

Selling and Marketing Expenses.

Sales and marketing expenses increased by $3,718,744 or 43.8% year over year primarily due to promotional activities and advertising, as well as $573,461 in year-end employee bonuses to retain talent and address labor cost inflation. Included in selling and marketing expense is one-time leasehold improvement impairment of $275,805 and $1,993,483 related to store closings and the termination of a new store project, respectively, and $384,276 in amortization of leasehold improvement for Jiuxin Medicine. In fiscal 2013, we closed 17 stores and charged the residual value of store improvements (such as immovable store decoration) into expense. We also shut down construction for a new pharmacy and terminated the project when the scheduled paving for a nearby thoroughfare to the city center was suspended indefinitely by the Hangzhou government. As a result, we recorded a direct write-off of a construction-in-progress. Rental expense in fiscal 2013 was also $273,599 more than in fiscal 2012 due to the booming Chinese real estate market. We expect our labor and rental cost will continue to rise in the future.

General and Administrative Expenses.

General and administrative expenses increased by $6,417,975 or 74.8% year over year. Such expenses as a percentage of our revenue increased to 16.8% from 9.1% for the same period a year ago. The increase in absolute dollars as well as a percentage of revenue mainly resulted from write-offs and allowances of bad debt, including $846,094 of direct write-offs from government health insurance, as well as allowances from our wholesale operations, including $4,700,924 related to accounts receivable and $2,846,822 related to advances to suppliers. Because most aged receivables were reserved in fiscal 2013, we anticipate that general and administrative expenses should decrease in the future.

Impairment of Goodwill.

During the year ended March 31, 2013, we recorded a goodwill impairment charge of $1,473,606 previously recognized in connection with the acquisitions of Jiuxin Medicine and Shanghai Zhongxing. Such impairment was made after we estimated the fair value of each of these businesses and determined that the implied fair value was lower than the carrying value.  Accordingly, we fully impaired goodwill by writing down goodwill of $1,403,933 for Jiuxin Medicine and $69,673 for Shanghai Zhongxing.

Income (Loss) from Operations.

Income from operations decreased by $24,538,133 year over year, resulting in operating loss of $14,055,961 for the year ended March 31, 2013, as compared to operating income of $10,482,172 a year ago.   Operating margin for the fiscal years ended March 31, 2013 and 2012 was (25.1)% and 11.1%, respectively.

Income Taxes.

Income tax expense decreased by $2,294,563 year over year, as a result of our operating loss and an income tax waiver granted to Qianhong Agriculture.

Net Loss.

For the fiscal year ended March 31, 2013, we recorded net loss of $14,334,525. Included in net loss are bad debt allowances of $7,615,067, bad debt write-offs of $846,094, goodwill impairment of $1,473,606, and a charge to expense of $2,269,288 in leasehold improvement for our closed stores.

Liquidity

 Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  In fiscal 2013, the collections of certain accounts were delayed. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Drug wholesale	Herb farming	Total amount
1- 3 months	$4,724,698	$4,133,868	$-	$8,858,566
4- 6 months	293,117	1,362,800	-	1,655,917
7- 9 months	106,120	593,077	-	699,197
10 - 12 months	-	515,057	2,154,925	2,669,982
Over one year	5,941	4,116,173	1,275	4,123,389
Allowance for doubtful accounts	(86,946)	(4,631,449)	(309,848)	(5,028,242)
Total accounts receivable	$5,042,930	$6,089,526	$1,846,352	$12,978,808

Accounts receivable from our retail business mainly consists of reimbursements from government health insurance bureaus and commercial health insurance programs.  Usually we collect our receivables within one to two months.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as drug distributors.  Usually we collect our receivable within six months.  Our ability to collect is attributed to the steps that we take prior to extending credit to our customers as discussed above.  If we are having difficulty collecting, we take the following steps: cease existing shipments to the customer, visit the customer to request payment on past due invoice, and if necessary, take legal recourse.  If all of these steps are unsuccessful, management would then determine whether or not the receivable should be reserved or written off. The aggressive volume-driven sales strategy that Jiuxin Medicine initially pursued loosed certain customer credit policy such as background check. The lack of timely customer account reconciliation caused by several accounting staff rotations also impacted the collection for several wholesale accounts. To accommodate for potential loss in account receivable, we put up reserve for what we do not believe to be collectible, and most aged receivables were reserved in fiscal 2013. As discussed earlier, Jiuxin Medicine transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and we tightened our customer credit policy and strengthened monitoring of uncollected receivables. As a result, we do not expect a significant increase in bad debts going forward and believe the charge to these accounts is more than likely one-time in nature.

Subsequent to March 31, 2013 and through May 31, 2013, we collected $3,967,458 in receivables relating to our drugstore business, $1,766,982 relating to our wholesale business, and $1,541,849 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing.  The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to customer	Retail drugstores	Drug wholesale	Herb farming	Total amount
1- 3 months	$57,815	$9,959,910	$-	$10,017,725
4- 6 months	18,516	4,193,702	-	4,212,219
7- 9 months	3,207	1,307,564	55,790	1,366,561
10 - 12 months	759	479,999	-	480,758
Over one year	-	3,041,968	-	3,041,968
Allowance for doubtful accounts	-	(3,596,197)	-	(3,596,197)
Total advances to suppliers	$80,297	$15,386,947	$55,790	$15,523,034

Advances to suppliers for our retail business mainly consist of deposits and prepayments to contractors, which will be transferred into leasehold improvement once store construction is completed.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as drug manufacturers and other distributors.  We typically receive products from vendors within three to six months after making prepayments.  We continuously monitor delivery from and payments to our vendors and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal recourse.  If all of these steps are unsuccessful, management would then determine whether or not the prepayments should be reserved or written off.  To facilitate its initial expansion, Jiuxin Medicine made significant prepayments to certain vendors.  Lack of timely supplier account reconciliation caused by several accounting staff rotations delayed the monitoring of such accounts.  To accommodate potential loss in advances to suppliers, we made full reserve for all accounts over a year and 50% reserve for accounts over 10 months.

In summary, our cash flows for the periods indicated are as follows:

	Years ended March 31
	2013	2012
Net cash (used in) provided by operating activities	$(313,339)	$19,967,243
Net cash used in investing activities	$(2,404,359)	$(14,862,667)
Net cash provided by (used in) financing activities	$3,369,122	$(7,934,286)

For the fiscal year ended March 31, 2013, net cash used in operating activities amounted to $313,340, as opposed to net cash provided by operating activities of $19,967,243 a year ago. The change is primarily due to decreased net income of $21,905,161.

For the fiscal year ended March 31, 2013, net cash used in investing activities amounted to $2,404,359 as opposed to net cash used in investing activities of $14,892,667 a year ago. The decrease of $12,458,308 was a result of decreased expenditures for leasehold improvements of $4,650,061, a decrease in equipment purchases of $4,500,089, and a business acquisition made during fiscal 2012 of $3,308,158.

Net cash provided by financing activities was $3,369,122 for the fiscal year ended March 31, 2013, primarily from increase in notes payable of $2,928,146 and restricted cash of $675,380, as opposed to net cash used in financing activities of $7,934,286 during the prior fiscal year as a result of a paydown of $8,230,193 of notes payable.

As of March 31, 2013, we had cash of approximately $4,524,094.  Our total current assets as of March 31, 2013, were $45,727,120 and our total current liabilities were $29,674,803, which resulted in a net working capital of $15,480,317.

Capital Resources

As reflected in our consolidated financial statements, we had net loss for the year ended March 31, 2013. Several factors contributed to such loss, such as bad debt expenses from our drug wholesale operation, reserving against advances to suppliers that will potentially not be utilized, increasing price controls and competitions that have continued to pressure our retail drugstore operation, as well as stricter insurance requirements that have tightened the buying habits of our drugstore customers. We have taken measures to address some of these challenges, such as closing 17 underperforming pharmacies and looking to open additional in-store clinics to drive customer traffic. We have also adjusted our wholesale strategy to favor profitability over immediate growth, even though we anticipate that this will lower our wholesale revenue in the near term.

Our principal sources of liquidity consist of existing cash on hand, bank facilities from local banks as well as personal loans from our principal shareholders, and such bank facilities and personal loans were significant sources of our funding during fiscal 2013.  We have an agreement to borrow up to $5.3 million from a local bank.  Any borrowing therefrom is secured by our assets pursuant to a collateral agreement, as well as the personal guarantees of some of our principal shareholders.  As of March 31, 2013, $3.1 million remains available for future borrowing from such bank.  Our good credit history with local banks may also enable us to obtain additional credit lines from the same banks or seek new loans from other banks if necessary.  In addition, our CEO Mr. Lei Liu has agreed to provide the necessary financial support to meet our financial obligations in the event that we require additional liquidity.

We believe that the foregoing sources will collectively provide sufficient liquidity for us to meet our liquidity and capital obligations for the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Years ending March 31,	Retail drugstores	Drug wholesale	Herb farming	Total amount
2014	$3,078,343	$222,955	$-	$3,301,298
2015	1,346,835	251,881	-	1,598,716
2016	259,358	277,588	-	536,946
2017	214,565	283,253	-	497,818
2018	66,853	283,253	-	350,106
Thereafter	20,920	481,398	-	502,318

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

Exchange Rates

Our subsidiaries and affiliated companies in the PRC maintain their books and records in RMB.  In general, for consolidation purposes, we translate their assets and liabilities into USD using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of their financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements or otherwise disclosed in this report were as follows:

	March 31, 2013	March 31, 2012
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1594	USD1: RMB 0.1581

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1586	USD1: RMB 0.1561

No representation is made that RMB amounts have been, or would be, converted into USD at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended March 31, 2013 and 2012, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

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

As of March 31, 2013, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were ineffective at the reasonable assurance level.  Such conclusion is due to the presence of material weakness in internal control over financial reporting as described below.  Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2013 due to the following material weaknesses:

Accounting and Finance Personnel Weaknesses - As noted in Item 9A of our annual reports on Form 10-K for the preceding three fiscal years, management concluded that in light of the inexperience of our accounting staff with respect to the requirements of U.S. GAAP-based reporting and SEC rules and regulations, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2013, considered the same factors, including:

●	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;
●	the significance of the audit adjustments impact on the overall financial statements;
●	how appropriately we complied with U.S. GAAP on transactions; and
●	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel should continue to be a material weakness as of March 31, 2013, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

Subsequent to the fiscal year ended March 31, 2010, our management identified steps it believed were necessary to address the weaknesses described above.  During the fiscal year ended March 31, 2011, we hired additional accounting staff, and during the fiscal year ended March 31, 2012, we engaged an outside consultant.  We had expected to satisfactorily address such weaknesses by the end of our fiscal year ended March 31, 2013.  Although we believe that we have made significant progress, our efforts to date have not yet been sufficient to fully remediate such weaknesses.  As such, we will continue our efforts during the fiscal year ending March 31, 2014, although there can be no assurance that compliance will be achieved in this time frame.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors and fraud.  Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment
Lei Liu	48	Chief Executive Officer and Chairman of the Board of Directors	September 17, 2009
Ming Zhao	37	Chief Financial Officer	August 1, 2011
Li Qi	40	Secretary and Director	October 23, 2009
Yuehai Ke	41	Director	March 15, 2010
Zhimin Su	36	Director	November 30, 2012
Taihong Guo	62	Director	January 1, 2013

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

Zhimin Su has been a senior investment manager with Go Capital Limited, a private equity investment firm in Shanghai, since December 2010, performing due diligence and risk evaluation of potential industry-specific investments.  From July 2009 to October 2010, Ms. Su was a senior analyst for Caitong Securities, a Chinese state-owned securities broker in Hangzhou, analyzing and researching companies in the tourism and media industries as well as the macro-economy and capital markets in the United States.  From August 2007 to December 2008, Ms. Su was a senior financial analyst with The Los Angeles Times, Inc., conducting forecasts and budget reviews, and preparing financial plans, analyses and recommendations for senior management.  None of these companies is related to or affiliated with the registrant.  Ms. Su holds a master’s degree in business administration from the University of Southern California, Marshall School of Business.  She is a graduate of the Central University of Finance and Economics in Beijing with a bachelor’s degree in economics.  The Board has determined that Ms. Su should serve as a director given her extensive financial and accounting experience, as well as her English and Chinese bilingual capabilities to facilitate the Board’s supervision of the management.  In addition, the Board has determined that Ms. Su satisfies the requirements of an “audit committee financial expert,” and has designated her chairperson of the audit committee in place of Mr. Serrio.

Taihong Guo has been the President of the Zhejiang Province Pharmaceutical Industry Association, which has over 300 local pharmaceutical enterprises as members, since December 2012, and serves as a bridge between its members and the Zhejiang Food and Drug Administration (“FDA”).  He was previously the Chief of the Hangzhou FDA from January 2003 to September 2009, and an Inspector from September 2009 to June 2012.  From February 2010 to January 2012, he also chaired the Board of Supervisors at three private companies in Hangzhou: Hangzhou Industrial Assets Management Co., Ltd., a state-owned asset management company, Hangzhou Qingcunbao Group Co., Ltd., a leading supplier of traditional Chinese medicine and nutritional supplements throughout China, and Hangzhou Information Technology Co., Ltd., a state-owned asset management focusing on technology companies.  None of these companies is related to or affiliated with the registrant.  Mr. Guo holds a bachelor degree in automotive designs from Jiangsu University (formerly Zhengjiang Nongji Institute), an associate degree in law from the Open University of China, Zhejiang Campus, and a bachelor degree in business management from the Central Party School.  The Board has determined that Mr. Guo should serve as a director given his experience with and working knowledge of the Hangzhou FDA, as well as his considerable contacts within the pharmaceutical industry in Hangzhou.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended March 31, 2013, our directors, executive officers and holders of 10% or more of our common stock complied with Section 16(a) filing requirements applicable to them except as follows: the Form 5s filed on June 28, 2013, by Marc Thomas Serrio and Bennet P. Tchaikovsky, who resigned from the board of directors on November 30, 2012 and January 1, 2013, respectively, were not timely filed.

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

Based on the information submitted by Ms. Zhimin Su and Messrs. Yuehai Ke and Taihong Guo, our board of directors has determined that each of them is independent under Rule 5605(a)(2) of The NASDAQ Listing Rules.

Our board of directors has three committees.  During the fiscal year ended March 31, 2013, our board of directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of directors	4	4
Audit committee	1	1
Compensation committee	1	1
Nominating committee	1	1

Audit Committee

Our audit committee operates under a written charter, and is composed of our three independent directors.  Our board of directors has determined, based on information furnished by Ms. Zhimin Su and other available information, that she meets the requirements of an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act, and has accordingly designated her as such as well as chairperson of the committee.

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

Compensation Committee

Our compensation committee operates under a written charter, and is made up of our three independent directors.  Dr. Yuehai Ke is chairperson of the committee.  Our compensation committee will oversee and, as appropriate, making recommendations to the board of directors regarding the annual salaries and other compensation of our executive officers and our employees, and other policies, and provide assistance and recommendations with respect to our compensation policies and practices.

Nominating Committee

Our nominating committee operates under a written charter, and is made up of our three independent directors.  Dr. Yuehai Ke is chairperson of the committee.  Our compensation committee will assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at our annual general meeting and fill any vacancies on our board of directors, consider any nominations of director candidates validly made by stockholders, and review and consider developments in corporate governance practices.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers.  A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our principal executive office.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during our fiscal years ended March 31, 2013 and 2012 by our principal executive officer and each of our other two highest paid executives.

Summary Compensation Table
Name and Principal Position	Fiscal Year ended March 31,	Salary ($)	Bonus ($)	Stock Awards ( $)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Lei Liu, CEO (2)(3)	2012 2013	23,700 31,845	-0- -0-	1,776 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	25,476 31,845

Bennet Tchaikovsky, former CFO (4)	2012 2013	25,000 n/a	-0- n/a	15,944 n/a	-0- n/a	-0- n/a	-0- n/a	-0- n/a	40,944 n/a

Ming Zhao, Current CFO (5)	2012 2013	66,000 100,000	-0- -0-	22,636 19,864	-0- -0-	-0- -0-	-0- -0-	-0- 0	88,636 119,864

Li Qi, Secretary (2)(6)	2012 2013	21,600 29,143	-0- -0-	1,534 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	23,134 29,143
______________________
(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes.
(2)	Salary as reported is based on interbank exchange rate of RMB 6.3251 to $1.00 on March 31, 2012, and RMB 6.3051 to $1.00 on March 31, 2013.
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

(5)
Mr. Zhao’s compensation for the fiscal year ended March 31, 2012, reflects compensation since his appointment as our CFO effective August 1, 2011.  Mr. Zhao’s compensation under “Stock Awards” includes 13,315 shares issued to him during the fiscal year ended March 31, 2012, and 10,000 shares issued to him during the fiscal year ended March 31, 2013, under the Plan and pursuant to the vesting schedule in a Restricted Stock Award Agreement dated August 1, 2011.

(6)	Ms. Qi’s compensation under “Stock Awards” for the fiscal year ended March 31, 2012, comes from the restricted stock award granted to her on January 16, 2012 under the Plan.

Outstanding Equity Awards at Fiscal Year Ended March 31, 2013

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable	Equity incentive plan awards: number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Lei Liu (1)	–	–	–	–	–	–	–	22,000	$23,540
Ming Zhao (1)	–	–	–	–	–	–	–	8,000	$8,560
Li Qi (1)	–	–	–	–	–	–	–	19,000	$20,330
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

In connection with the Shares, we entered into a restricted stock award agreement with Mr. Zhao dated as of August 1, 2011, under which the Shares would vest in eight equal quarterly installments on the first day of each quarter commencing on August 1, 2011. In the event we terminate Mr. Zhao’s employment for cause, any unvested portion of the Shares at the time of termination would be automatically forfeited. We also have the option to purchase any Shares that Mr. Zhao offers to sell prior to the 91st day from the termination of his employment, provided that if we do not purchase any or all of such Shares within 30 days upon notice of offer, Mr. Zhao may sell such Shares in any lawful manner at no lower price or upon no more favorable terms than those offered to the us.  In November 2012, Mr. Zhao agreed to forfeit his right to the last three installments of the Shares.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended March 31, 2013:

Director Compensation Table
Name	Fiscal Year ended March 31,	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu (2)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Li Qi (2)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chong’an Jin (3) (6)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Marc Thomas Serrio (4)	2013	-0-	22,099	-0-	-0-	-0-	-0-	22,099
Bennet Tchaikovsky (5) (6)	2013	22,500	3,343	-0-	-0-	-0-	-0-	25,843
Bowen Zhao (6)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yuehai Ke	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Shuizhen Wu (6)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Xiaomeng Yu (6)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Zhimin Su	2013	4,333	-0-	-0-	-0-	-0-	-0-	4,333
Taihong Guo	2013	1,500	-0-	-0-	-0-	-0-	-0-	1,500
______________________
(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes.
(2)	Compensation is reflected in the Summary Compensation Table on page 49 above.
(3)	Mr. Jin’s compensation under “Stock Awards” comes from the restricted stock award granted to him on January 16, 2012 under the Plan.
(4)
Mr. Serrio’s compensation under “Stock Awards” represents 23,638 shares issued to him in connection with his director offer letter dated March 15, 2010, and continued on March 15, 2012.  Mr. Serrio resigned on November 30, 2012.

(5)	Mr. Tchaikovsky was appointed to the board of directors on August 1, 2011. His compensation under “Stock Awards” represents 1,471 shares issued to him as of March 31, 2013, under the Plan.
(6)	Resigned on January 1, 2013.

We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity, although we have entered into certain agreements with a director as described below.   We intend to develop such a policy in the near future.

Agreement with Zhimin Su

On November 30, 2012, we entered into an agreement with Ms. Su in the form of a director offer letter, pursuant to which we have agreed to compensate her $13,000 annually for her services, payable in monthly installments on the last day of each month.  Additionally, she is entitled to be included as an insured under our directors and officers insurance policy.

Agreement with Taihong Guo

On January 1, 2013, we entered into an agreement with Mr. Guo in the form of a director offer letter, pursuant to which we have agreed to compensate him $6,000 annually for his services, payable in monthly installments on the last day of each month.  Additionally, he is entitled to be included as an insured under our directors and officers insurance policy.

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

On September 21, 2010, our board of directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”).  The maximum number of shares that may be issued under the Plan is 2,025,000 shares of our common stock.  The Plan was approved by our shareholders at our annual meeting held on November 2, 2010.  Under the Plan, the Company may issue common stock and/or options to purchase common stock to our officers, directors, employees and consultants.  The Plan is administered either by our board of directors or a committee that it designates comprising of at least two “non-employee” directors.  The board (or the committee if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan.  As of March 31, 2013, there were 1,701,103 shares of our common stock remaining available for future issuance under the Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on June 20, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.  To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
Executive officers and directors: (1)	Number of Shares beneficially owned (2)	Percentage of class beneficially owned (3)
Lei Liu, chief executive officer and chairman of the board of directors (4)	6,030,000	44.31%
Ming Zhao, chief financial officer	31,000	*
Li Qi, Secretary and Director (4)	6,030,000	44.31%
Yuehai Ke (5)	0	0%
Zhimin Su (6)	0	0%
Taihong Guo (7)	0	0%
All directors and executive officers as a group (6 persons)	6,056,000	44.54%

5% Shareholders: (1)
Super Marvel Limited (4)	6,030,000	44.31%
Chong’an Jin (4)	6,030,000	44.31%
______________________
*           Less than 1%.
(1)	Unless otherwise noted, the address for each of the named beneficial owners is: Room 507-513, 5th Floor, A Building, Meidu Plaza, Gongshu District, Hangzhou, Zhejiang Province, China.
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

(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 13,609,002 shares outstanding as of June 20, 2013.
(4)
The address of Super Marvel Limited (“Super Marvel”) is P.O.  Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.  The owners of Super Marvel are Mr. Liu (39%), Ms. Qi (30%) and Mr. Jin (31%).  Mr. Liu is also its executive directors, and Ms. Qi and Mr. Jin are each a director.  The numbers of shares of common stock reported herein as beneficially owned by Ms. Qi Messrs. Liu and Jin are held by Super Marvel, which they in turn own indirectly through their respective ownership of Super Marvel.

(5)	Mr. Ke’s address is: 388 Yuhangtang Road, Hangzhou, China 310058.
(6)	Ms. Su’s address is: 3601B The Center, Changle Road, Xuhui District, Shanghai, China.
(7)	Mr. Guo’s address is: 7th Floor, Qingchunbao Group, No. 555 Xixi Road, Hangzhou, China.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Officers and Directors’ Relationship with Us, Our Subsidiaries and VIE

As described in “Business – Our Corporate History and Structure” above, we control HJ Group through contractual arrangements between Jiuxin Management, our wholly-owned subsidiary, and each of Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic.  HJ Group is owned by our three cofounders, two of whom also hold positions as our executive officers and/or directors.  Because the three cofounders also collectively own a substantial amount of our issued and outstanding common stock, we believe that our interests are aligned with those of HJ Group and our cofounders.  However, see “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with HJ Group and our cofounders may not be as effective in providing control over these entities as direct ownership,” and “Management members of HJ Group have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Other Related Party Transactions

Set forth below are our related party transactions since April 1, 2011:

	March 31, 2013	March 31, 2012
Due to cofounders (1):	$576,818	$880,058
Due to director (2):	647,599	578,383
Total	$1,224,417	$1,458,441
______________________
(1)
As of March 31, 2013 and 2012, amount due to cofounders represents contributions from our three founders to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.  Such contributions are to be returned to the directors upon demand.

(2)	Due to banking restriction on foreign exchange transactions, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

We also lease our corporate office and a retail space from Mr. Liu under long-term operating lease agreements until December 2013 and August 2014, respectively.  For the fiscal years ended March 31, 2013 and 2012, $0 and $187,320 was paid to Mr. Liu for such leases, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is Friedman, LLP (“Friedman”), whom we engaged on April 19, 2011.  The following table shows the fees for audit and other services provided by Friedman in relation to our 2013 and 2012 fiscal years:

	For the Fiscal Years ended March 31,
	2013	2012
Audit Fees (1)	$210,000	$265,000
Audit-related Fees (2)	15,000	15,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$225,000	$280,000
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

Pre-Approval Policies and Procedures of the Board of Directors

Our board of directors approved the engagement of our independent auditors for 2012.  Our audit committee approved the engagement of our independent auditors for 2013, and also pre-approved all audit and non-audit expenses.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)           Financial Statements

The following consolidated financial statements for the years ended March 31, 2013 and 2012 are included in Part II, Item 8 of this Report:

(2)           Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)           Exhibits

EXHIBIT INDEX
Exhibit Number	Description
2	Share Exchange Agreement among Kerrisdale Mining Corporation, certain of its stockholders, Renovation Investment (Hong Kong) Co., Ltd. and its shareholders dated September 17, 2009 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on July 14, 2008 (2)
3.3	Articles of Merger filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws (1)
3.5	Text of Amendments to the Bylaws (2)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (6)
4.1	Specimen of Common Stock Certificate (1)
4.2	2010 Equity Incentive Plan (8)
10.1
Consulting Services Agreement between Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) and Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”) dated August 1, 2009 (3)

10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Consulting Services Agreement between Jiuxin Management and Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”) dated May 15, 2012 (12)
10.29	Operating Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (12)

10.30	Voting Rights Proxy Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (12)
10.31	Equity Pledge Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (12)
10.32	Option Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (12)
10.33	Employment Agreement with Ming Zhao dated August 1, 2011 (10)
10.34	Restricted Stock Award Agreement with Ming Zhao dated August 1, 2011 (10)
10.35	Director Offer Letter with Bennet P. Tchaikovsky dated August 1, 2011 (10)
10.36	Restricted Stock Award Agreement with Bennet P. Tchaikovsky dated August 1, 2011 (10)
10.37	Agreement with Worldwide Officers, Inc. (“Worldwide Officers”) dated August 1, 2011 (10)
10.38	Restricted Stock Award Agreement with Worldwide Officers dated August 1, 2011 (10)
10.39	Director Offer Letter with Zhimin Su dated November 30, 2012 (13)
10.40	Director Offer Letter with Taihong Guo dated January 1, 2013 (14)
10.41	Consulting Services Agreement with Worldwide Officers dated January 1, 2013 (14)
14	Code of Business Conduct and Ethics (5)
21	List of subsidiaries *
23	Consent of Independent Publicly Registered Accounting Firm, Friedman, LLP *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.2	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.3	Equity Interests Transfer Agreement dated April 15, 2011 (11)
99.4	Supplemental Agreement to Equity Interests Transfer Agreement dated August 25, 2011 (11)
101.INS	XBRL Instance Document * **
101.SCH	XBRL Taxonomy Extension Scheme Document * **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document * **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * **

*	Filed herewith
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

(1)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on November 28, 2007
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 15, 2008
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 24, 2009
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 30, 2009
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2010
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 14, 2010
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed on June 29, 2010
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 3, 2010
(9)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2011
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on August 2, 2011
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 21, 2011
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 17, 2012
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 30, 2012
(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 4, 2013

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lei Liu	Chief Executive Officer and Director	July 1, 2013
Lei Liu

/s/ Ming Zhao	Chief Financial Officer	July 1, 2013
Ming Zhao

/s/ Li Qi	Secretary and Director	July 1, 2013
Li Qi

/s/ Taihong Guo	Director	July 1, 2013
Taihong Guo

/s/ Yuehai Ke	Director	July 1, 2013
Yuehai Ke

/s/ Zhimin Su	Director	July 1, 2013
Zhimin Su

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Jo-Jo Drugstore, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of China Jo-Jo Drugstore, Inc. and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the two years in the periods ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the periods ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP

New York, New York
July 1, 2013

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2013	2012

A S S E T S

CURRENT ASSETS
Cash	$4,524,094	$3,833,216
Restricted cash	2,162,837	2,818,449
Trade accounts receivables, net	12,978,808	16,516,671
Inventories	8,586,999	6,875,574
Other receivables, net	157,849	603,294
Advances to suppliers, net	15,523,034	14,347,557
Other current assets	1,221,499	2,853,301
Total current assets	45,155,120	47,848,062

PROPERTY AND EQUIPMENT, net	13,288,652	15,647,120

OTHER ASSETS
Long term deposits	2,760,665	2,872,219
Other noncurrent assets	5,431,326	5,776,667
Intangible assets, net	1,202,258	2,816,945
Total other assets	9,394,249	11,465,831

Total assets	$67,838,021	$74,961,013

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
Accounts payable, trade	$13,780,211	$13,906,383
Notes payable	7,186,453	4,208,928
Other payables	1,327,454	782,586
Other payables - related parties	1,224,417	1,458,441
Customer deposits	4,828,293	1,332,141
Taxes payable	371,633	469,606
Accrued liabilities	956,342	417,184
Total current liabilities	29,674,803	22,575,269

Purchase option derivative liability	15,609	34,419
Total liabilities	29,690,412	22,609,688

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of March 31, 2013 and 2012	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 13,609,002 and 13,589,621 shares issued and outstanding	13,609	13,589
Additional paid-in capital	16,609,747	16,853,039
Statutory reserves	1,309,109	1,309,109
Retained earnings	17,095,369	31,429,100
Accumulated other comprehensive income	3,121,654	2,747,561
Total stockholders' equity	38,149,488	52,352,398

Noncontrolling interests	(1,879)	(1,073)
Total equity	38,147,609	52,351,325

Total liabilities and stockholders' equity	$67,838,021	$74,961,013

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the years ended March 31,
	2013	2012
REVENUES, NET	$89,495,546	$94,352,885

COST OF GOODS SOLD	74,860,553	66,790,084

GROSS PROFIT	14,634,993	27,562,801

SELLING EXPENSES	12,216,984	8,498,240
GENERAL AND ADMINISTRATIVE EXPENSES	15,000,364	8,582,389
GOODWILL IMPAIRMENT LOSS	1,473,606	-
TOTAL OPERATING EXPENSES	28,690,954	17,080,629

(LOSS) INCOME FROM OPERATIONS	(14,055,961)	10,482,172

OTHER INCOME, NET	56,428	187,865
CHANGE IN FAIR VALUE OF PURCHASE OPTION DERIVATIVE LIABILITY	18,810	118,807

(LOSS) INCOME BEFORE INCOME TAXES	(13,980,723)	10,788,844

PROVISION FOR INCOME TAXES	353,802	2,648,365

NET (LOSS) INCOME	(14,334,525)	8,140,479

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	794	1,147

NET (LOSS) INCOME ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(14,333,731)	8,141,626

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	374,093	1,627,728

COMPREHENSIVE (LOSS) INCOME	$(13,959,638)	$9,769,354

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	13,580,731	13,568,481
Diluted	13,580,731	13,569,995

EARNINGS PER SHARES:
Basic	$(1.06)	$0.60
Diluted	$(1.06)	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
	Common Stock			Retained Earnings		other
	Number of		Paid-in	Statutory		comprehensive	Noncontrolling
	shares	Amount	capital	reserves	Unrestricted	income/(loss)	interest	Total
BALANCE, March 31, 2011	13,530,477	$13,530	$16,333,956	$1,309,109	$23,287,474	$1,119,848	$-	$42,063,917

Cash injection contributed by shareholders	-	-	406,546	-	-	-	-	406,546
Stock based compensation	59,144	59	118,993	-	-	-	-	119,052
Closing of subsidiary Kuaileren	-	-	(6,456)	-	-	-	-	(6,456)
Non-controlling interest in acquiree	-	-	-	-	-	-	59	59
Net income	-	-	-	-	8,141,626	-	(1,147)	8,140,479
Foreign currency translation gains	-	-	-	-	-	1,627,713	15	1,627,728
BALANCE, March 31, 2012	13,589,621	$13,589	$16,853,039	$1,309,109	$31,429,100	$2,747,561	$(1,073)	$52,351,325

Closing of VIE Jiuying Pharmacy	-	-	(406,546)	-	-	-	-	(406,546)
Stock based compensation	19,381	20	163,254	-	-	-	-	163,274
Net loss	-	-	-	-	(14,333,731)	-	(794)	(14,334,525)
Foreign currency translation gain (loss)	-	-	-	-	-	374,093	(12)	374,081
BALANCE, March 31, 2013	13,609,002	$13,609	$16,609,747	$1,309,109	17,095,369	$3,121,654	$(1,879)	$38,147,609

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,334,525)	$8,140,479
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,764,144	2,340,865
Leasehold improvement impairment	2,269,288	-
Stock compensation	163,274	119,052
Bad debt write-off and provision - trade accounts receivables, advance to suppliers and other receivables	8,184,909	1,669,864
Goodwill Impairment	1,473,606	-
Change in fair value of purchase option derivative liability	(18,810)	(118,807)
Change in operating assets:
Accounts receivable, trade	(1,045,689)	(14,179,193)
Inventories	(1,646,583)	2,018,848
Other receivables	(503,613)	(372,660)
Advances to suppliers	(3,584,443)	2,132,100
Other current assets	1,646,935	5,860,584
Long term deposit	134,493	(238,630)
Other noncurrent assets	390,869	350,885
Change in operating liabilities:
Accounts payable, trade	(239,313)	15,792,680
Other payables and accrued liabilities	665,735	(1,626,827)
Customer deposits	3,467,706	(768,651)
Taxes payable	(101,323)	(1,153,346)
Net cash (used in) provided by operating activities	(313,340)	19,967,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(415,152)	(4,915,241)
Additions to leasehold improvements	(1,989,207)	(6,639,268)
Net payments for business acquisitions	-	(3,308,158)
Net cash used in investing activities	(2,404,359)	(14,862,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	675,380	(1,840,419)
Change in notes payable	2,928,146	(7,077,596)
Change in other payables-related parties	(234,404)	577,183
Proceeds from shareholders contribution	-	406,546
Net cash (used in) provided by financing activities	3,369,122	(7,934,286)

EFFECT OF EXCHANGE RATE ON CASH	39,455	173,021

(DECREASE) INCREASE IN CASH	690,878	(2,656,689)

CASH, beginning of year	3,833,216	6,489,905

CASH, end of year	$4,524,094	$3,833,216

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$70,725	$4,113,553
Transfer from construction-in-progress to leasehold improvement	$2,707,183	$2,890,399
Non-cash financing activities
Notes payable transferred to accounts payable vendors	$-	$8,468,458

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is a retail and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s retail business is comprised primarily of pharmacies, a majority of which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. Shanghai Lydia Grand Pharmacy Co., Ltd. (“Shanghai Lydia”), a wholly-owned subsidiary of Jiuzhou Pharmacy, operates two store locations in Shanghai. On July 29, 2011, Shanghai Lydia obtained control of Shanghai Bieyanghong Zhongxing Grand Pharmacy Co. Ltd., which also operates one pharmacy in Shanghai, and which subsequently changed its name to Shanghai Lydia Zhongxing Grand Pharmacy Co., Ltd. (“Shanghai Zhongxing”). Shanghai Lydia has two additional subsidiaries, namely, Shanghai Lydia Trading Co., Ltd. (“Lydia Trading”), which operates one pharmacy in Shanghai, and Shanghai Lydia Zhenguang Grand Pharmacy Co., Ltd. (“Shanghai Zhenguang”), which operates another pharmacy in Shanghai. Five drugstores previously operated by Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”) closed as of March 31, 2013, and Jiuying Pharmacy was dissolved on January 7, 2013. Prior to its dissolution, 39% and 10% of the equity interests of Jiuying Pharmacy were held by Shouantang Technology and Jiuxin Management, respectively, with the remaining 51% held by the three owners of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service (the “Owners”). One drugstore previously operated by Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”) closed as of March 31, 2013. Hangzhou Quannuo is the wholly-owned subsidiary of Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which is wholly-owned by Shouantang Technology. At March 31, 2013, Hangzhou Quannuo had not been dissolved but had no operation.

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

The Company’s herb farming business is conducted by Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary of Jiuxin Management, which operates a cultivation project of herbal plants used for traditional Chinese medicine (“TCM”).

Tonglu Lydia Agriculture Development Co., Ltd. (“Tonglu Lydia”), a wholly-owned subsidiary of Shouantang Technology, was closed on August 1, 2012.  Prior to its closure, Tonglu Lydia did not have any operations.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation HK	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $4.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out cultivation of TCM herbal plants	100%

Quannuo Technology	● Established in the PRC on July 7, 2009 ● Registered capital of RMB 10 million fully paid ● Acquired by Shouantang Technology in November 2010 ● Operates the Company’s online pharmacy website and provide software and technical support	100%

Hangzhou Quannuo	● Established in the PRC on July 8, 2010 by Quannuo Technology ● Registered capital of RMB 800,000 fully paid ● Currently has no operation	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Shanghai Lydia	● Established in the PRC on January 31, 2011 by Jiuzhou Pharmacy ● Registered capital of RMB 1 million fully paid ● Operates the “Lydia Grand Pharmacy” and “Chaling Grand Pharmacy” stores in Shanghai	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Shanghai Zhongxing	● Established in PRC on June 19, 2006 ● Registered capital of RMB 1 million fully paid ● 99% acquired by Shanghai Lydia in July 2011 ● Operates the “Zhongxing Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation with registered capital of $5 million ● $2 million of registered capital paid, and application to reduce the balance of $3 million, originally due by December 20, 2012, submitted to local Administration of Industry and Commerce ● Currently has no operation	100%

Jiuying Pharmacy
●   Established in the PRC on February 27, 2012 with registered capital of RMB 5 million fully paid
●   Operated “Jiuying Grand Pharmacy” stores in Hangzhou , all of which were closed as of December 31, 2012
●   Dissolved on January 7, 2013
		VIE by contractual arrangements (3)

Lydia Trading	● Established in the PRC on June 20, 2012 with registered capital of RMB 1 million fully paid ● Operates one “Weifang Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a wholly owned subsidiary of Jiuzhou Pharmacy through Shanghai Lydia (2)

Shanghai Zhenguang	● Established in the PRC on October 31, 2012 with registered capital of RMB 500,000 fully paid ● Operates the “Zhenguang Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a wholly owned subsidiary of Jiuzhou Pharmacy through Shanghai Lydia (2)

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

 Note 2 – LIQUIDITY

As reflected in the Company’s consolidated financial statements, the Company had net loss and negative cash flow from operating activities for the year ended March 31, 2013. In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to renew bank facilities, and its operating and capital expenditure commitments. Its principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

The Company’s principal sources of liquidity consist of existing cash on hand, bank facilities from local banks as well as personal loans from its principal shareholders if necessary.  The Company has a loan agreement to borrow up to $3.5 million from a local bank. Any borrowing therefrom is secured by the Company’s assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders. As of March 31, 2013, $3.1 million remains available for future borrowing from such bank. In addition, a principal shareholder, Mr. Lei Liu, has agreed to provide necessary financial support to meet the Company’s financial obligations in the event that it requires additional liquidity.

On the operating side, the Company plans to fund current operations by adjusting its wholesale business operations to focus on profitability rather than sales volume, closing underperforming pharmacies, and focusing on strengthening and expanding its core business model of integrating pharmacies with medical clinic services, which has proven to be a key profit driver.  The Company also plans to control its general and administrative expenses by identifying and eliminating unnecessary administrative costs.  Selling expenses and general and administrative expenses related to pharmacies and subsidiaries that were shut down in fiscal 2013 (such as Jiuying Pharmacy) are non-recurring in the forthcoming years.

Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries and VIEs. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

Although the Company has determined that the accounting standards regarding consolidation of VIEs do not provide for retroactive accounting treatment, each of Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service, and Jiuying Pharmacy was in substance controlled on its establishment date of September 9, 2003, October 10, 2003, November 2, 2005, and February 27, 2013, respectively, by the Owners.  Such common control conditions resulted in the share exchange transaction to be a capital transaction in substance, reflected as a recapitalization, and the Company has accordingly recorded the consolidation at its historical cost.

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

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the accompanying consolidated financial statements relate primarily to the assessment of the carrying values of accounts receivable and advances to suppliers, and related allowance for doubtful accounts, useful lives of property and equipment as well as intangible assets, fair value of purchase option derivative liability and impairment of goodwill. Because of the use of estimates inherent in the financial reporting process, actual results could materially differ from those estimates.

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

The Company evaluates goodwill and licenses and permits for impairment when a triggering event occurs (See Note 10).

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

Accounts receivable

Accounts receivable represents the following: (1) amounts due from banks relating to retail sales that are paid or settled by the customers’ debit or credit cards, (2) amounts due from government social security bureaus and commercial health insurance programs relating to retail sales of drugs, prescription medicine, and medical services that are paid or settled by the customers’ medical insurance cards, and (3) amounts due from non-retail customers for sales of merchandise.

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as  necessary. In its wholesale business, the Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages are determined by management, based on historical experience and the current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate.

In its retail business, accounts receivable mainly consist of reimbursements due from the government insurance bureaus and commercial health insurance programs and are usually collected within two or three months.  The Company directly writes off delinquent account balances, which is determined to be uncollectable after confirming with the appropriate bureau or program each month. Additionally, the Company also makes estimated reserve on related outstanding accounts receivable based on historical trend.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first in first out (FIFO) method. Market is the lower of replacement cost or net realizable value. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. Herbs that the Company farms are recorded at its cost, which includes direct cost such as seed selection, fertilizer, labor costs and contract fee that are spent in growing herbs on the leased farmland, and indirect cost which includes amortization of farmland development cost. All the costs are accumulated until the time of harvest and then allocated to harvested herbs cost when they are sold. The Company periodically reviews its inventory and records write-downs to inventories for shrinkage losses and damaged merchandise that are identified.  Historically, these amounts have not been material to the consolidated financial statements.

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

Estimated Useful Life
Leasehold improvements	3-10 years
Motor vehicles	5 years
Office equipment and furniture	3-5 years
Buildings	10 years

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

The FASB’s accounting standards clarify the accounting and disclosure for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  No significant penalties, uncertain tax provisions or interest relating to income taxes have been incurred during the years ended March 31, 2013 and 2012.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred, and amounted to $767,795 and $929,838 for years ended March 31, 2013 and 2012, respectively. Such costs consist primarily of print and television advertisements, and increased dramatically year over year due to the Company’s promotion campaign.

Operating leases

The Company leases premises for retail drugstores, offices and wholesale warehouse under non-cancelable operating leases. Operating lease payments are expensed over the term of lease. A majority of the Company’s retail drugstore leases have a 3 to 8-year term with a renewal option upon the expiration of the lease, the wholesale warehouse lease has a 10-year term with a renewal option upon the expiration of the lease. The Company has historically been able to renew a majority of its drugstores leases. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. Land leased from the government is amortized on a straight-line basis over a 30-year term.

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

The balance sheet amounts, with the exception of equity, at March 31, 2013 and 2012 were translated at 1 RMB to $0.1594 USD and at 1 RMB to $0.1581 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the years ended March 31, 2013 and 2012 were at 1 RMB to $0.1586 USD and at 1 RMB to $0.1561 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash, accounts receivable, advance to suppliers, accounts payable and other liabilities. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of March 31, 2013 and 2012, the Company had deposits totaling $6,230,011 and $6,268,508 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the fiscal year ended March 31, 2013, one vendor accounted for more than 10% of the Company’s total purchases and 33% of advances to suppliers. For the fiscal year ended March 31, 2012, two vendors collectively accounted for 26% of the Company’s total purchases and 20% of total advances to suppliers.

For the fiscal year ended March 31, 2013, one customer accounted for 11% of the Company’s total sales and two customers collectively accounted for more than 30% of total accounts receivable. For the fiscal year ended March 31, 2012, no customer accounted for 10% or more of the Company’s total sales while two customers collectively accounted for 35% of total accounts receivable.

Non-controlling interest

As of March 31, 2013, 1% of the equity interest in Shanghai Zhongxing was owned by Shanghai Bieyanghong Grand Pharmacy Co., Ltd., and not under the Company's control.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or cash flows as previously reported.

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	March 31, 2013	March 31, 2012
Accounts receivable	$18,007,051	$16,817,801
Less: allowance for doubtful accounts	(5,028,243)	(301,130)
Trade accounts receivable, net	$12,978,808	$16,516,671

For the years ended March 31, 2013 and 2012, $846,094 and $471,334 in accounts receivable were directly written off, respectively.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31, 2013	March 31, 2012
Prepaid rental expenses	$647,489	$1,994,280
Lease rights transfer fees, current portion (1)	247,789	402,735
Prepaids and other current assets	326,221	456,286
Total	$1,221,499	$2,853,301

(1)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas.  These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2013	March 31, 2012
Building	$1,119,053	$1,109,926
Leasehold improvements	13,956,605	11,423,330
Office equipment and furniture	5,264,996	4,808,721
Motor vehicles	424,958	420,985
Total	20,765,612	17,762,962
Less: Accumulated depreciation	(7,476,960)	(4,814,490)
Construction-in-progress	-	2,698,648
Property and equipment, net	$13,288,652	$15,647,120

Total depreciation expense for property and equipment was $2,609,717 and $2,032,786 for the years ended March 31, 2013 and 2012, respectively.  For the year ended March 31, 2013, $2,269,288 of leasehold improvements were written off due to drugstore closings, while no leasehold improvement was written off for the year ended March 31, 2012.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases.  Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive purchases on a timely basis.  This amount is refundable and bears no interest.  As of March 31, 2013 and 2012,advance to suppliers consist of the following:

	March 31, 2013	March 31, 2012
Advance to suppliers	$19,119,231	$15,376,970
Less: allowance for doubtful accounts	(3,596,197)	(1,029,413)
Advance to suppliers, net	$15,523,034	$14,347,557

Note 8 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months.  Most of the Company’s landlords require a minimum of six months’ rent being paid upfront plus additional deposits.

 Note 9 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	March 31, 2013	March 31, 2012
Prepayment for lease of land use right – noncurrent (1)	$5,419,600	$5,533,500
Lease rights transfer fees-noncurrent (2)	11,726	243,167
Total	$5,431,326	$5,776,667

(1)	This is a payment made to a local government in connection with entering into a 30-year operating land lease agreement.

(2)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 10 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	March 31, 2013	March 31, 2012
Goodwill on acquisition of Jiuxin Medicine	$-	$1,401,451
Goodwill on acquisition of Shanghai Zhongxing	-	69,549
Licenses and permits	1,104,801	1,095,792
Software	466,071	461,820
Total goodwill and other intangible assets	1,570,872	3,028,612
Less: accumulated amortization	(368,614)	(211,667)
Intangible assets, net	$1,202,258	$2,816,945

Amortization expense of intangibles for the years ended March 31, 2013 and 2012 amounted to $154,427 and $151,993, respectively.

During the year ended March 31, 2013, the Company impaired goodwill that was previously recognized in the acquisitions of Jiuxin Medicine and Shanghai Zhongxing.  The impairment to goodwill was made after the Company estimated the fair values of such acquired businesses and determined that each of their implied fair value of goodwill was lower than the carrying value of goodwill.  The following table presents the recognition and impairment of the goodwill.

	For the year ended March 31, 2013	For the year ended March 31, 2012
Goodwill at the beginning of period	$1,471,000	$-
Acquisition of Jiuxin Medicine	-	1,401,451
Acquisition of Shanghai Zhongxing	-	69,549
Goodwill impairment	(1,473,606)	-
Exchange adjustment	2,606	-
Goodwill at the end of period	$-	$1,471,000

Note 11 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong
All other entities	PRC

Jo-Jo Drugstores is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2013 and 2012. As of March 31, 2013, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to approximately $1,373,000 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% deferred tax asset valuation allowance at March 31, 2013 and no deferred tax asset benefit has been recorded. The valuation allowance at March 31, 2013 was $467,000.  The net change in the valuation allowance was an increase of $56,000. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

Significant components of the income tax provision were as follows for the year ended March 31, 2013 and 2012:

	For the years ended March 31,
	2013	2012
Current tax provision
Federal	$-	$-
State	-	-
Foreign	58,380	2,939,131
	58,380	2,939,131
Deferred tax provision
Federal	$-	$-
State	-	-
Foreign	295,422	(290,766)
	295,422	(290,766)
Income tax provision (a)	$353,802	$2,648,365

(a)	The current income tax provision for the year ended March 31, 2013, represents prepaid tax expenses incurred by the Company which were not refundable.

Income from continuing operations before income taxes were allocated between the United States and foreign components for the year ended March 31, 2013 and 2012 as follows:

	For the years ended March 31,
	2013	2012
United States	$(303,442)	$(490,726)
Foreign	(13,677,281)	11,279,570
	$(13,980,723)	$10,788,844

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

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the years ended March 31, 2013 and 2012:

	2013	2012
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
Change in valuation allowance (a)	(22.4)	-
Others (b)	(0.1)	(0.5)
Effective tax rate	2.5%	24.5%

(a)	The Company incurred operating loss in its fiscal year 2013.

(b)
The (0.1)% for the year ended March 31, 2013 and the (0.5)% for the year ended March 31, 2012 represent the combined effect of expenses incurred by the Company that were not deductible for PRC income tax and PRC income tax exemptions.

The Company’s subsidiaries and VIEs in China recognized deferred tax asset in the amount of $0 and $ 294,490 at March 31, 2013 and 2012, respectively. The temporary differences and carryforwards gave rise to the following deferred tax asset at March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Current deferred tax assets:
Allowance for doubtful accounts	$1,911,450	$166,049
Payroll accrual	62,346	28,817
Valuation allowance	(1,973,796)	-
Total current deferred tax assets	$-	$194,866

Long-term deferred tax assets:
Goodwill impairment	$370,774	$-
Depreciation and amortization	261,960	99,624
Net operating loss carryforward	47,418	-
Valuation allowance	(680,152)	-
Total current deferred tax assets	$-	$99,624

Total	$-	$294,490

Management believe that the realization of the benefits arising from these temporary differences and carryforwards appears to be uncertain due to the Company’s significant operating loss in 2013, the Company has made a full valuation allowance against its net deferred tax assets at March 31, 2013.  Management reviews this valuation allowance periodically and makes adjustments as necessary. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings.

Value added tax

VAT on sales and on purchases amounted to $19,189,325 and $18,441,552 for the year ended March 31, 2013, and $17,778,942 and $14,285,240 for the year ended March 31, 2012, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at March 31, 2013 and 2012 consisted of the following:

	March 31, 2013	March 31, 2012
VAT	$334,833	$435,390
Income tax	7,628	7,240
Others	29,172	26,976
Total taxes payable	$371,633	$469,606

Note 12 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees.  The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $634,453 and $540,226 in employment benefits and pension for the years ended March 31, 2013 and 2012, respectively.

Note 13 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	March 31, 2013	March 31, 2012
Due to cofounders (1):	$576,818	$880,058
Due to director (2):	647,599	578,383
Total	$1,224,417	$1,458,441

(1)	As of March 31, 2013 and 2012, amount due to cofounders represents loans from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of March 31, 2013 and 2012, notes payable totaling $7,186,453 and $4,208,928 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space which expires in August 2014, and its corporate office which expires in December 2013.  Rent expense amounted to $163,851 and $187,320 for the years ended March 31, 2013 and 2012, respectively.  $0 and $187,320 was paid to Mr. Liu for the years ended March 31, 2013 and 2012, respectively.

Note 14 – PURCHASE OPTION DERIVATIVE LIABILITY

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value.  The Company recognized a gain of $18,810 from the change in fair value of the option liability for year ended March 31, 2013.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of March 31, 2013 using the following assumptions:

March 31, 2013 (1)

Stock price	$1.07
Exercise price	$6.25
Annual dividend yield	0%
Expected term (years)	2.05
Risk-free interest rate	0.25%
Expected volatility	97.07%

(1)	As of March 31, 2013, the option to purchase 105,000 shares of common stock had not been exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of March 31, 2013 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings.  As a result, the option liability is carried on the consolidated balance sheets at fair value.

Note 15 – STOCKHOLDERS’ EQUITY

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

Stock-based compensation

On March 15, 2011, the Company agreed to issue 11,268 shares of restricted common stock to Mr. Marc Serrio, a non-executive director, for his annual service. The terms of the service agreement was continued on March 15, 2012, and 33,058 shares of restricted common stock were issued accordingly. Mr. Serrio resigned from the Company’s board of directors on November 30, 2012. The trading value of the Company’s common stock on March 15, 2012 and 2011 was $1.21 and $3.55, respectively. Accordingly, $22,099 and $40,000 were charged to general and administrative expense year ended March 31, 2013 and 2012, respectively.

On August 1, 2011, the Company appointed Mr. Ming Zhao as its chief financial officer, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue him 40,000 shares of restricted common stock under the Company’s stock incentive plan (the “Plan”), to be vested in eight equal quarterly installments over two years.  Mr. Zhao agreed to waive the remaining shares awards from November 1, 2012. The trading values of the Company’s common stock on May 1, 2010 and August 1, 2011 were $4.80 and $1.70, respectively.  Accordingly, $19,864 and $25,036 was charged to general and administrative expense for the years ended December 31, 2013 and 2012.

On August 1, 2011, the Company entered into an agreement pursuant to which the Company agreed to issue 4,613 shares of restricted common stock under the Plan in connection with Mr. Bennet P. Tchaikovsky’s services as chief financial officer from April 28, 2011 to August 1, 2011.  On August 1, 2011, the Company appointed Mr. Tchaikovsky to its board of directors, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue to Mr. Tchaikovsky 5,883 shares of its restricted common stock under the Plan.  The trading values of the Company’s common stock on May 14, 2010, April 28, 2011, and August 1, 2011 were $4.66, $2.71, and $1.70, respectively. Accordingly, $3,344 was charged to general and administrative expense for the year ended March 31, 2013.  Mr. Tchaikovsky resigned from the Company’s board of directors on January 1, 2013.

The Company agreed to issue 2,340 shares of common stock every six month to its legal counsel as partial payment for legal services.  On   November 1, 2011 and May 1, 2012, the Company agreed to issue additional 2,340 shares of common stock to its legal counsel as partial payment for two consecutive six months of legal services.  The terms of the service agreement was continued on November 1, 2012, with 2,340 shares of restricted common stock to be issued accordingly.  The trading value of the Company’s common stock on November 1, 2011, May 1, 2012, and November 1, 2012 was $1.66, $1.07 and $0.72, respectively.  $4,546 was recorded as service compensation expense for the year ended March 31, 2013.

On January 16, 2012, the Company granted a total of 297,000 shares of restricted common stock under the Plan to a group of 46 employees. These restricted shares will vest on January 16, 2015, provided that the employees are still employed by the Company on such date. $78,235 and $30,578 was charged to general and administrative expense and selling expense for the year ended March 31, 2013, respectively. $15,988 and $6,541 were charged to general and administrative expense and selling expense respectively for the year ended March 31, 2012.

Statutory reserve

Statutory reserves represent restricted retained earnings. Based on their legal formation, the Company is required to set aside 10% of the net income of each VIE and subsidiary in the PRC as reported in its statutory account on an annual basis to the Statutory Surplus Reserve Fund (the “Reserve Fund”). Once the total amount set aside in the Reserve Fund reaches 50% of the entity’s registered capital, further appropriations become discretionary. The Reserve Fund can be used to increase the entity’s registered capital upon approval by relevant government authorities or eliminate its future losses under PRC GAAP upon a resolution by its board of directors. The Reserve Fund is not distributable to shareholders, as cash dividend or otherwise, except in the event of liquidation.

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the years ended March 31, 2013 and 2012, the Company did not make appropriations to the statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 16 – EARNINGS PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Years ended
	March 31,
	2013	2012
Net (loss) income attributable to controlling interest	$(14,333,731)	$8,141,626
Weighted average shares used in basic computation	13,580,731	13,568,481
Diluted effect of restricted shares	-	1,514
Weighted average shares used in diluted computation	13,580,731	13,569,995
Earnings per share – Basic:
Net (loss) income before noncontrolling interest	$(1.06)	$0.60
Add: Net (loss) attributable to noncontrolling interest	$(0.00)	$(0.00)
Net (loss) income attributable to controlling interest	$(1.06)	$0.60
Earnings per share – Diluted:
Net (loss) income before noncontrolling interest	$(1.06)	$0.60
Add: Net (loss) attributable to noncontrolling interest	$(0.00)	$(0.00)
Net (loss) income attributable to controlling interest	$(1.06)	$0.60

For the year ended March 31, 2013 and 2012, 105,000 shares underlying outstanding purchase options were excluded from the calculation of diluted earnings per share as the options were anti-dilutive.

Note 17 – SEGMENTS

The Company operates within three main reportable segments: retail drugstores, drug wholesale and herbs farming.  The retail drugstores segment sells prescription and OTC medicines, TCM, dietary supplement, medical devices, and sundry items to retail customers.  The drug wholesale segment supplies the retail drugstores and sells prescription and OTC medicines, TCM, dietary supplement, medical devices and sundry items in batch to other drug vendors and hospitals.  The Company’s herbs farming segment cultivates selected herbs for sale to other drug vendors.  The Company is also involved in online sales and clinic services that do not meet the quantitative thresholds for reportable segments and are included in the retail drugstores segment.

The Company evaluates performance based on profit or loss from operations before interest and income taxes not including nonrecurring gains and losses.

The Company's reportable business segments are strategic business units that offer different products and services.  Each segment is managed separately because they require different operation and markets to distinct classes of customers.

The following table presents summarized information by segment of the continuing operation for the year ended March 31, 2013:

	Retail drugstores	Drug wholesale	Herb farming (a)	Total
Revenue	$40,726,080	$46,235,086	$2,534,380	$89,495,546
Cost of goods	$30,791,464	$43,846,081	$223,008	$74,860,553
Gross profit	$9,934,616	$2,389,005	$2,311,372	$14,634,993
Selling expenses	$11,666,876	$550,108	$-	$12,216,984
General and administrative expenses	$6,584,185	$8,022,317	$393,862	$15,000,364
Goodwill impairment loss	$69,673	$1,403,933	$-	$1,473,606
Income from operations	$(8,386,118)	$(7,587,353)	$1,917,510	$(14,055,961)
Depreciation and amortization	$2,469,723	$55,980	$238,441	$2,764,144
Total capital expenditures	$406,824	$8,328	$-	$415,152

(a)	Due to the nature of herb farming, harvested herbs were sold to a local vendor, with no promotional activities conducted or selling expenses incurred.

The following table presents summarized information by segment of the continuing operation for the year ended March 31, 2012:

	Retail drugstores	Drug wholesale	Herb farming	Total
Revenue	$66,074,348	$24,060,963	$4,217,574	$94, 352,885
Cost of goods	$44,289,323	$22,283,976	$216,785	$66,790,084
Gross profit	$21,785,025	$1,776,987	$4,000,789	$27,562,801
Selling expenses	$8,417,445	$80,795	$-	$8,498,240
General and administrative expenses	$5,391,659	$3,005,576	$185,154	$8,582,389
Income from operations	$7,975,921	$(1,309,384)	$3,815,635	$10,482,172
Depreciation and amortization	$2,057,166	$126,341	$157,358	$2,340,865
Total capital expenditures	$4,782,988	$132,253	$-	$4,915,241

The Company does not have long-lived assets located outside the PRC.  In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main product categories for the years ended March 31, 2013 and 2012 is as follows:

	Years ended March 31,
	2013	2012
Prescription drugs	$16,489,103	$28,424,237
OTC drugs	14,032,854	19,487,835
Nutritional supplements	4,263,849	7,060,574
TCM	3,679,689	8,738,394
Sundry products	1,101,934	1,039,234
Medical devices	1,158,651	1,324,074
Total	$40,726,080	$66,074,348

The Company’s net revenue from external customers through wholesale by main product categories for the years ended March 31, 2013 and 2012 is as follows:

	Years ended March 31,
	2013	2012
Prescription drugs	$27,156,460	$14,262,802
OTC drugs	9,049,439	5,917,032
Nutritional supplements	8,455,686	3,074,101
TCM	215,505	4,923,672
Sundry products	1,268,723	36,510
Medical devices	89,273	64,420
Total	$46,235,086	$28,278,537

The Company’s net revenue from external customers through Chinese herbs farming by main products is as follows:

	Years ended March 31,
	2013	2012
Prescription drugs	$-	$-
OTC drugs	-	-
Nutritional supplements	-	-
TCM	2,534,380	4,481,274
Sundry products	-	-
Medical devices	-	-
Total	$2,534,380	$4,481,274

Note 18 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Years ending March 31,	Retail drugstores	Drug wholesale	Herb farming	Total amount
2014	$3,078,343	$222,955	$-	$3,301,298
2015	1,346,835	251,881	-	1,598,716
2016	259,358	277,588	-	536,946
2017	214,565	283,253	-	497,818
2018	66,853	283,253	-	350,106
Thereafter	20,920	481,398	-	502,318

Total rent expense amounted to $4,861,835 and $4,351,671 for years ended March 31, 2013 and 2012, respectively.

Note 19 – Subsequent Events

Since May, 2013, the Company has been applying to open a branch clinic of Jiuzhou Service in Xiasha, a sub-district of Hangzhou. The Company also plans to relocate a Jiuzhou Grand Pharmacy store from Gongcheng to a location adjacent to the new branch clinic. No significant investment is required in connection therewith.  As of the report date, the application has not been approved but is expected to be approved in the near future.