Form 10-Q
period 2013-06-30
CHINA JO-JO DRUGSTORES, INC.
filed 2013-08-15
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

Commission File Number: 001-34711

CHINA JO-JO DRUGSTORES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0557852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 507-513, 5th Floor A Building, Meidu Plaza Gongshu District , Hangzhou, Zhejiang Province People’s Republic of China
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

As of August 6, 2013, the registrant had 13,571,553 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	March 31, 2013

A S S E T S

CURRENT ASSETS
Cash	$2,711,399	$4,524,094
Notes receivable	291,600	-
Trade accounts receivable, net	11,912,337	12,978,808
Inventories	9,127,235	8,586,999
Other receivables, net	320,355	157,849
Advances to suppliers, net	17,175,750	15,523,034
Restricted cash	3,540,685	2,162,837
Other current assets	2,027,463	1,221,499
Total current assets	47,106,824	45,155,120

PROPERTY AND EQUIPMENT, net	13,071,698	13,288,652

OTHER ASSETS
Long term deposits	2,805,695	2,760,665
Other noncurrent assets	5,470,095	5,431,326
Intangible assets, net	1,182,433	1,202,258
Total other assets	9,458,223	9,394,249

Total assets	$69,636,745	$67,838,021

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
Short-term loan payable	$162,000	$-
Accounts payable, trade	15,374,922	13,780,211
Notes payable	7,136,683	7,186,453
Other payables	1,426,631	1,327,454
Other payables - related parties	1,419,650	1,224,417
Customer deposits	5,274,087	4,828,293
Taxes payable	375,473	371,633
Accrued liabilities	317,407	956,342
Total current liabilities	31,486,853	29,674,803

Purchase option derivative liability	2,944	15,609
Total liabilities	31,489,797	29,690,412

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of June 30, 2013 and March 31, 2013	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 13,609,003 shares issued and outstanding as of June 30, 2013 and March 31, 2013	13,609	13,609
Additional paid-in capital	16,637,085	16,609,747
Statutory reserves	1,309,109	1,309,109
Retained earnings	16,307,853	17,095,369
Accumulated other comprehensive income	3,881,445	3,121,654
Total stockholders' equity	38,149,101	38,149,488

Noncontrolling interests	(2,153)	(1,879)
Total equity	38,146,948	38,147,609

Total liabilities and stockholders' equity	$69,636,745	$67,838,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	For the three months ended June 30,
	2013	2012
REVENUES, NET	$15,336,519	$32,847,330

COST OF GOODS SOLD	11,735,350	27,702,553

GROSS PROFIT	3,601,169	5,144,777

SELLING EXPENSES	1,680,842	1,858,225
GENERAL AND ADMINISTRATIVE EXPENSES	2,640,818	2,846,578
TOTAL OPERATING EXPENSES	4,321,660	4,704,803

(LOSS) INCOME FROM OPERATIONS	(720,491)	439,974

OTHER (LOSS) INCOME, NET	(40,413)	98,698
CHANGE IN FAIR VALUE OF PURCHASE OPTION DERIVATIVE LIABILITY	12,665	(158)

(LOSS) INCOME BEFORE INCOME TAXES	(748,239)	538,514

PROVISION FOR INCOME TAXES	39,520	3,882

NET (LOSS) INCOME	(787,759)	534,632

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	243	255

NET (LOSS) INCOME ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(787,516)	534,887

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	759,791	55,270

COMPREHENSIVE (LOSS) INCOME	$(27,725)	$590,157

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	13,609,003	13,557,496
Diluted	13,609,003	13,598,686

EARNINGS PER SHARES:
Basic	$(0.06)	$0.04
Diluted	$(0.06)	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(787,759)	$534,632
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	588,936	610,866
Stock compensation	27,338	49,758
Bad debt write-off and provision	1,181,478	1,114,673
Change in fair value of purchase option derivative liability	(12,665)	158
Change in operating assets:
Accounts receivable, trade	(190,989)	(7,712,451)
Notes receivable	(290,214)	(926,315)
Inventories	(398,271)	(526,099)
Other receivables	(159,171)	(236,873)
Advances to suppliers	(1,111,259)	(2,859,522)
Other current assets	(782,304)	17,561
Long term deposit	-	355,151
Other noncurrent assets	49,586	140,067
Change in operating liabilities:
Accounts payable, trade	1,363,429	5,201,905
Other payables and accrued liabilities	(570,952)	650,956
Customer deposits	365,295	695,089
Taxes payable	(2,212)	67,114
Net cash used in operating activities	(729,734)	(2,823,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,934)	(216,454)
Additions to leasehold improvements	(3,958)	(90,313)
Payments on construction-in-progress	(111,152)	-
Net cash used in investing activities	(118,044)	(306,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	161,230	-
Change in restricted cash	(1,336,189)	1,410,499
Change in notes payable	(166,196)	1,396,914
Change in other payables-related parties	194,973	99,996
Net cash (used in) provided by financing activities	(1,146,182)	2,907,409

EFFECT OF EXCHANGE RATE ON CASH	181,265	173,021

DECREASE IN CASH	(1,812,695)	(49,667)

CASH, beginning of period	4,524,094	3,833,216

CASH, end of period	$2,711,399	$3,783,549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$9,529	$14,713
Transfer from construction-in-progress to leasehold improvement	-	1,985,391

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

The Company is a retail and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s retail business is comprised primarily of pharmacies, a majority of which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. Shanghai Lydia Grand Pharmacy Co., Ltd. (“Shanghai Lydia”), a wholly-owned subsidiary of Jiuzhou Pharmacy, operates two store locations in Shanghai. On July 29, 2011, Shanghai Lydia obtained control of Shanghai Bieyanghong Zhongxing Grand Pharmacy Co. Ltd., which also operates one pharmacy in Shanghai, and which subsequently changed its name to Shanghai Lydia Zhongxing Grand Pharmacy Co., Ltd. (“Shanghai Zhongxing”). Shanghai Lydia has two additional subsidiaries, namely, Shanghai Lydia Trading Co., Ltd. (“Lydia Trading”), which operates one pharmacy in Shanghai, and Shanghai Lydia Zhenguang Grand Pharmacy Co., Ltd. (“Shanghai Zhenguang”), which operates another pharmacy in Shanghai. One drugstore previously operated by Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”) closed as of March 31, 2013. Hangzhou Quannuo is the wholly-owned subsidiary of Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which is wholly-owned by Shouantang Technology. At June 30, 2013, Hangzhou Quannuo had not been dissolved but had no operation.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation HK	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $4.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out herb farming business	100%

Quannuo Technology	● Established in the PRC on July 7, 2009 ● Registered capital of RMB 10 million fully paid ● Acquired by Shouantang Technology in November 2010 ● Operates the Company’s online pharmacy website and provide software and technical support	100%

Hangzhou Quannuo	● Established in the PRC on July 8, 2010 by Quannuo Technology ● Registered capital of RMB 800,000 fully paid ● Currently has no operation	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Shanghai Lydia	● Established in the PRC on January 31, 2011 by Jiuzhou Pharmacy ● Registered capital of RMB 1 million fully paid ● Operates the “Lydia Grand Pharmacy” and “Chaling Grand Pharmacy” stores in Shanghai	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Shanghai Zhongxing	● Established in PRC on June 19, 2006 ● Registered capital of RMB 1 million fully paid ● 99% acquired by Shanghai Lydia in July 2011 ● Operates the “Zhongxing Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)

Lydia Trading	● Established in the PRC on June 20, 2012 with registered capital of RMB 1 million fully paid ● Operates one “Weifang Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)

Shanghai Zhenguang	● Established in the PRC on October 31, 2012 with registered capital of RMB 500,000 fully paid ● Operates the “Zhenguang Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation with registered capital of $5 million ● $2 million of registered capital paid, with the remaining $3 million due by December 20, 2013 ● Currently has no operation	100%

(1)
Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of their three cofounders (the “Owners”) since their respective establishment dates, pursuant to agreements amongst the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies in accordance with generally accepted accounting standards. Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Shanghai Lydia, Shanghai Zhongxing and Jiuxin Medicine are also deemed under the common control of the Owners as they are each a subsidiary of Jiuzhou Pharmacy.

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

Note 2 – LIQUIDITY

As reflected in the Company’s condensed consolidated financial statements, the Company had net loss and negative cash flow from operating activities for the three months ended June 30, 2013.  In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to renew bank facilities, and its operating and capital expenditure commitments.  Its principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

The Company’s principal sources of liquidity consist of existing cash on hand, bank facilities from local banks as well as personal loans from its principal shareholders if necessary.  The Company has a loan agreement to borrow up to $5.3 million from a local bank.  Any borrowing therefrom is secured by the Company’s assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders.  As of June 30, 2013, approximately $3.9 million remained available for future borrowing from such bank.  In addition, a principal shareholder has agreed to provide necessary financial support to meet the Company’s financial obligations in the event that it requires additional liquidity.

On the operating side, the Company plans to fund current operations by adjusting its wholesale business operations to focus on profitability rather than sales volume, closing underperforming pharmacies, and focusing on strengthening and expanding its core business model of integrating pharmacies with medical clinic services, which has proven to be a key profit driver.  The Company also plans to control its general and administrative expenses by identifying and eliminating unnecessary administrative costs.  Selling expenses and general and administrative expenses related to pharmacies and subsidiaries that were shut down in fiscal 2013 are non-recurring in the forthcoming year.

Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on July 1, 2013. Operating results for the three months ended June 30, 2013 may not be necessarily indicative of the results that may be expected for the full year.

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

Although the Company has determined that the accounting standards regarding consolidation of VIEs do not provide for retroactive accounting treatment, Jiuzhou Pharmacy, Jiuzhou Clinic, and Jiuzhou Service in substance were controlled by the Owners on September 9, 2003, October 10, 2003, and November 2, 2005, the establishment dates of Jiuzhou Pharmacy, Jiuzhou Clinic, and Jiuzhou Service, respectively. Such common control conditions resulted in the share exchange transaction to be a capital transaction in substance, reflected as a recapitalization, and the Company has accordingly recorded the consolidation of Renovation at its historical cost.

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including its organization and structure disclosed in Note 1, this may not be indicative of future results.

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

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the accompanying unaudited condensed consolidated financial statements relate to the assessment of the carrying values of accounts receivable and related allowance for doubtful accounts, useful lives of property and equipment, and fair value of purchase option derivative liability. Because of the use of estimates inherent in the financial reporting process, actual results could materially differ from those estimates.

Intangibles

Intangible assets, whether acquired individually or as part of a group of assets, are initially recorded at their fair value.  The cost of a group of assets acquired in a transaction is allocated to the individual assets based on their relative fair values.

The estimated useful lives of the Company’s intangible assets are as follows:

Estimated Useful Life
Licenses and permits	Indefinite
Software	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired.

There was no indication intangible impairment during the three months ended June 30, 2013.

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

In its retail business, accounts receivable mainly consist of reimbursements due from the government insurance bureaus and commercial health insurance programs and are usually collected within two or three months. The Company directly writes off delinquent account balances, which is determined to be uncollectable after confirming with the appropriate bureau or program each month. Additionally, the Company also makes estimated reserves on related outstanding accounts receivable based on historical trend.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first in first out (FIFO) method. Market is the lower of replacement cost or net realizable value. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. Herbs that the Company farms are recorded at its purchase price, which includes direct cost such as seed selection, fertilizer, labor costs and contract fee that are spent in growing herbs on the leased farmland, and indirect cost which includes amortization of farmland development cost. All the costs are accumulated until the time of harvest and then allocated to harvested herbs upon sales. The Company periodically reviews its inventory and records write-downs to inventories for shrinkage losses and damaged merchandise that are identified.  Historically, these amounts have not been material to the consolidated financial statements.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no impairments of these assets as of June 30, 2013.

Notes payable

During the normal course of business, the Company regularly issues bank acceptance bills as a payment method to settle outstanding accounts payables with various material suppliers. The Company records such bank acceptance bills as notes payable. Such notes payable are generally short term in nature due to their short maturity period of six to nine months.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $37,901 and $38,253 for three months ended June 30, 2013 and 2012, respectively. Such costs consist primarily of print and television advertisements.

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

The balance sheet amounts, with the exception of equity, at June 30, 2013 and March 31, 2012 were translated at 1 RMB to $0.1620 USD and at 1 RMB to $0.1594 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2013 and 2012 were at 1 RMB to $0.1612 USD and at 1 RMB to $0.1580 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of June 30, 2013 and March 31, 2013, the Company had deposits totaling $5,827,355 and $6,230,011 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended June 30, 2013, one vendor accounted for 21% of the Company’s total purchases and one vendor accounted for 34% of total advances to suppliers. For the three months ended June 30, 2012, two vendors collectively accounted for approximately 34% of the Company’s total purchases and one vendor accounted for 21% of total advances to suppliers.

For the three months ended June 30, 2013, no customer accounted for more than 10% of the Company’s total sales or accounts receivable. For the three months ended June 30, 2012, two customers collectively accounted for approximately 27% of the Company’s total sales while three customers collectively accounted for 36% of total accounts receivable.

Noncontrolling interest

As of June 30, 2013, 1% of the equity interests of Shanghai Zhongxing was owned by Shanghai Bieyanghong Grand Pharmacy Co., Ltd. and not under the Company's control.

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	June 30, 2013	March 31, 2013
Accounts receivable	$17,873,974	$18,007,051
Less: allowance for doubtful accounts	(5,961,637)	(5,028,243)
Trade accounts receivable, net	$11,912,337	$12,978,808

For the three months ended June 30, 2013 and 2012, $251,145 and $155,165 in accounts receivable were directly written off respectively. Additionally, for the three months ended June 30, 2013 and 2012, $364,608 and $0 of accounts receivable were written off against previous allowance for doubtful accounts, respectively.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2013	March 31, 2013
Prepaid rental expenses	$1,552,503	$647,489
Lease rights transfer fees (1)	143,417	247,789
Prepaids and other current assets	331,543	326,221
Total	$2,027,463	$1,221,499

(1)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2013	March 31, 2013
Building	$1,137,307	$1,119,053
Leasehold improvements	14,184,253	13,956,605
Office equipment and furniture	5,357,177	5,264,996
Motor vehicles	432,512	424,958
Total	21,111,249	20,765,612
Less: Accumulated depreciation	(8,151,232)	(7,476,960)
Construction-in-progress	111,681	-
Property and equipment, net	$13,071,698	$13,288,652

Construction-in-progress, as of June 30, 2013, includes leasehold improvements in progress for new drugstore and clinic locations that will be open in the next few months.  No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

Total depreciation expense for property and equipment was $549,690 and $572,416 for the three months ended June 30, 2013 and 2012, respectively.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of June 30, 2013 and March 31, 2013, advance to suppliers consist of the following:

	June 30, 2013	March 31, 2013
Advance to suppliers	$20,093,248	$19,119,231
Less: allowance for doubtful accounts	(2,917,498)	(3,596,197)
Advance to suppliers, net	$17,175,750	$15,523,034

For the three months ended June 30, 2013 and 2012, $452,246 and $0 of advances to suppliers were written off against previous allowance for doubtful accounts, respectively.

Note 8 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 9 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	June 30, 2013	March 31, 2013
Prepayment for lease of land use right – noncurrent (1)	$5,467,500	$5,419,600
Lease rights transfer fees-noncurrent (2)	2,595	11,726
Total	$5,470,095	$5,431,326

(1)	This is a payment made to a local government in connection with entering into a 30-year operating land lease agreement.

(2)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 10 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	June 30, 2013	March 31, 2013
Licenses and permits	1,123,283	1,104,801
Software	473,212	466,071
Total other intangible assets	1,596,495	1,570,872
Less: accumulated amortization	(414,062)	(368,614)
Intangible assets, net	$1,182,433	$1,202,258

Amortization expense of intangibles for the three months ended June 30, 2013 and 2012 amounted to $39,247 and $38,450, respectively.

Note 11 – SHORT-TERM LOAN PAYABLE

As of June 30, 2013, short-term loan consists of a loan of $162,000 (RMB 1,000,000) from Industrial and Commercial Bank of China (“ICBC”), due on May 9, 2014 with annual interest of 6.6%. This loan is guaranteed by Hangzhou SME Guarantee Co., Ltd., which is not related to or affiliated with the Company.

Note 12 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong
All other entities	PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three months ended June 30, 2013 and 2012:

	For the three months ended June 30,
	2013	2012
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
Exemption rendered by local tax authorities (1)	-	(25.0)
Change in valuation allowance (2)	(19.7)	-
Others (3)	-	0.7
Effective tax rate	5.3%	0.7%

(1)	Qianhong Agriculture enjoyed income tax waiver as an agriculture company since its start in 2010.

(2)	Certain subsidiaries incurred operating loss in the three months ended June 30, 2013.

(3)	The 0.7% for the three months ended June 30, 2012 represents expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for three months ended June 30, 2013 and 2012.  As of June 30, 2013, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $1,373,000 which may be available to reduce future years’ taxable income.  These carryforwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at June 30, 2013.  The net change in the valuation allowance for the three months ended June 30, 2013 and 2012 was an increase of approximately $0 and $42,000, respectively.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at June 30, 2013 and March 31, 2013 consisted of the following:

	June 30, 2013	March 31, 2013
VAT	$310,451	$334,833
Income tax	38,126	7,628
Others	26,896	29,172
Total taxes payable	$375,473	$371,633

Note 13 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $145,064 and $164,146 in employment benefits and pension for the three months ended June 30, 2013 and 2012, respectively.

Note 14 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	June 30, 2013	March 31, 2013
Due to cofounders (1):	$576,818	$576,818
Due to director (2):	842,832	647,599
Total	$1,419,650	$1,224,417

(1)
As of June 30, 2013 and March 31, 2013, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of June 30, 2013 and March 31, 2013, notes payable totaling $7,136,683 and $7,186,453 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space which expires in August 2014, and its corporate office which expires in December 2013. Rent expense amounted to $48,360 and $47,400 for the three months ended June 30, 2013 and 2012, respectively. None was paid to Mr. Liu for the three months ended June 30, 2013 and 2012.

Note 15 – PURCHASE OPTION DERIVATIVE LIABILITY

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value. The Company recognized a gain of $12,665 from the change in fair value of the option liability for the three months ended June 30, 2013, and recognized a loss of $158 from the change in fair value of the option liability for the three months ended June 30, 2012.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of June 30, 2013 using the following assumptions:

Underwriter Purchase Option
June 30, 2013 (1)

Stock price	$0.56
Exercise price	$6.25
Annual dividend yield	0%
Expected term (years)	1.80
Risk-free interest rate	0.36%
Expected volatility	98.35%

(1)	As of June 30, 2013, the option to purchase 105,000 shares of common stock had not been exercised.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Depending on the product and the terms of the transaction, the fair values of option liability are modeled using a series of techniques, including closed-form analytic formula such as the Black-Scholes Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The fair value of the 105,000 shares underlying the option outstanding as of June 30, 2013 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

Note 16 – STOCKHOLDER’S EQUITY

Stock-based compensation

On August 1, 2011, the Company appointed Mr. Ming Zhao as its chief financial officer, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue him 40,000 shares of restricted common stock under the Company’s stock incentive plan (the “Plan”), to be vested in eight equal quarterly installments over two years. Mr. Zhao agreed to waive the remaining shares awards from November 1, 2012. The trading values of the Company’s common stock on August 1, 2011 were $1.70. Accordingly, $0 and $8,500 was charged to general and administrative expense for the three months ended June 30, 2013 and 2012.

The Company agreed to issue 2,340 shares of common stock every six months to its legal counsel as partial payment for legal services. On May 1, 2012 and November 1, 2012, the Company agreed to issue additional 2,340 shares of common stock to its legal counsel as partial payment for two consecutive six months of legal services. The terms of the service agreement was continued on May 1, 2013, with 2,340 shares of restricted common stock to be issued accordingly. The trading value of the Company’s common stock on May 1, 2012, November 1, 2012 and May 1, 2013 was $1.07, $0.72 and $0.66, respectively. Accordingly, $1,544 and $1,467 was recorded as service compensation expense for the three months ended June 30, 2013 and 2012, respectively.

On January 16, 2012, the Company granted a total of 297,000 shares of restricted common stock under the Plan to a group of 46 employees. These restricted shares will vest on January 16, 2015, provided that the employees are still employed by the Company on such date. $19,612 and $7,226 were charged to general and administrative expense and selling expense, respectively, for the three months ended June 30, 2013. $19,399 and $7,936 were charged to general and administrative expense and selling expense, respectively, for the three months ended June 30, 2012.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three months ended June 30, 2013 and 2012, the Company did not make appropriations to the statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 17 – EARNINGS PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended
	June 30,
	2013	2012
Net (loss) income attributable to controlling interest	$(787,516)	$534,887
Weighted average shares used in basic computation	13,609,003	13,557,496
Diluted effect of restricted shares	-	41,190
Weighted average shares used in diluted computation	13,609,003	13,598,686
Earnings per share – Basic:
Net (loss) income before noncontrolling interest	$(0.06)	$0.04
Add: Net loss attributable to noncontrolling interest	$0.00	$0.00
Net (loss) income attributable to controlling interest	$(0.06)	$0.04
Earnings per share – Diluted:
Net (loss) income before noncontrolling interest	$(0.06)	$0.04
Add: Net loss attributable to noncontrolling interest	$0.00	$0.00
Net (loss) income attributable to controlling interest	$(0.06)	$0.04

For the three months ended June 31, 2013 and 2012, 105,000 shares underlying outstanding purchase options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 18 – SEGMENTS

The Company operates within three main reportable segments: retail drugstores, drug wholesale and herb farming.  The retail drugstores segment sells prescription and over-the-counter medicines, TCM, dietary supplement, medical devices, and sundry items to retail customers.  The drug wholesale segment includes supplying the Company’s own retail drugstores with prescription and over-the-counter medicines, TCM, dietary supplement, medical devices and sundry items (which sales have been eliminated as intercompany transactions), and also selling them to other drug vendors and hospitals. The Company’s herb farming segment cultivates selected herbs for sales to other drug vendors. The Company is also involved in online sales and clinic services that do not meet the quantitative thresholds for reportable segments and are included in the retail drugstores segment.

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

The following table presents summarized information by segment of the continuing operation for the three months ended June 30, 2013:

	Retail drugstores	Drug wholesale	Herb farming	Total
Revenue	$10,912,390	$4,424,129	$-	$15,336,519
Cost of goods	8,127,471	3,607,879	-	11,735,350
Gross profit	$2,784,919	$816,250	$-	$3,601,169
Selling expenses	1,674,247	6,595		1,680,842
General and administrative expenses	1,567,043	1,013,667	60,108	2,640,818
(Loss) income from operations	$(456,371)	$(204,012)	$(60,108)	$(720,491)
Depreciation and amortization	$457,318	$131,358	$260	$588,936
Total capital expenditures	$116,708	$1,336	$-	$118,044
Total assets	$30,183,983	$32,667,474	$6,785,288	$69,636,745

The following table presents summarized information by segment of the continuing operation for the three months ended June 30, 2012:

	Retail drugstores	Drug wholesale	Herb farming	Total
Revenue	$8,954,456	$21,368,783	$2,524,091	$32,847,330
Cost of goods	6,629,003	20,843,901	229,649	27,702,553
Gross profit	$2,325,453	$524,882	$2,294,442	$5,144,777
Selling expenses	1,807,611	50,614	-	1,858,225
General and administrative expenses	1,699,042	1,134,865	12,671	2,846,578
(Loss) income from operations	$(1,054,834)	$(660,597)	$2,155,405	$439,974
Depreciation and amortization	$466,939	$136,168	$7,759	$610,866
Total capital expenditures	$215,910	$544	$-	$216,454
Total assets	$45,945,587	$31,224,760	$6,574,386	$83,744,733

The Company does not have long-lived assets located outside the PRC.  In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Three months ended June 30,
	2013	2012
Prescription drugs	$5,287,149	$4,036,867
OTC drugs	3,925,440	2,626,267
Nutritional supplements	559,837	829,286
TCM	521,246	866,701
Sundry products	297,292	222,939
Medical devices	321,426	372,396
Total	$10,912,390	$8,954,456

The Company’s net revenue from external customers through wholesale by main products is as follows:

	Three months ended June 30,
	2013	2012
Prescription drugs	$3,372,853	$12,720,261
OTC Drugs	779,220	4,533,073
Nutritional supplements	260,259	4,108,594
TCM	923	2,866
Sundry products	4,176	1,082
Medical devices	6,698	2,907
Total	$4,424,129	$21,368,783

The Company’s net revenue from external customers through herb farming by main products is as follows:

	Three months ended June 30,
	2013	2012
Prescription drugs	$-	$-
OTC drugs	-	-
Nutritional supplements	-	-
TCM	-	2,524,091
Sundry products	-	-
Medical devices	-	-
Total	$-	$2,524,091

Note 19 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending June 30,	Retail drugstores	Drug wholesale	Herb farming	Total Amount
2014	$2,836,808	$226,610	$-	$3,063,418
2015	1,011,560	256,010	-	1,267,570
2016	292,862	282,139	-	575,001
2017	176,782	287,897	-	464,679
2018	57,040	287,897	-	344,937
Thereafter		424,537	-	424,537

Total rent expense amounted to $965,578 and $1,031,746 for the three months ended June 30, 2013 and 2012, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item.  In addition to historical information, the following discussion contains certain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future plans, objectives, expectations and intentions.  These statements may be identified by the use of words such as "may," "will," "could," "expect," "anticipate," "intend," "believe," "estimate," "plan," "predict," and similar terms or terminology, or the negative of such terms or other comparable terminology.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of our annual report on Form 10-K for the year ended March 31, 2013 and filed with the SEC on July 1, 2013.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See "Exchange Rates" below for information concerning the exchanges rates at which Renminbi ("RMB") were translated into U.S. Dollars (“USD” or “$”) at various pertinent dates and for pertinent periods.

Overview

We currently operate in three business segments in the People’s Republic of China (“China” or the “PRC”): (i) retail pharmacies (in which we include our medical clinics and online sales), (2) wholesale of similar products that we carry in our pharmacies, and (3) farming and selling herbs used for traditional Chinese medicine (“TCM”).

Our drugstores offer a wide variety of third-party medicinal products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM products, personal care products, family care products, medical devices, as well as convenience products including consumable, seasonal and promotional items.  We also have licensed doctors of both western medicine and TCM onsite for consultation, examination and treatment of common ailments at scheduled hours.  We currently have 52 pharmacies under two store brand names: 47 “Jiuzhou Grand Pharmacy” stores in Hangzhou, and 5 “Lydia Grand Pharmacy” stores in Shanghai.  Since May 2010, we have also been selling certain OTC drugs and nutritional supplements through our website at www.dada360.com.

We operate a wholesale business through Zhejiang Jiuxin Medicine Co., Ltd.  (“Jiuxin Medicine”), distributing third-party pharmaceutical products primarily to trading companies throughout China.  We also farm certain herbs used in TCM, which we sold to a local vendor in the past.

In May 2013, we applied to open another medical clinic in Xiasha, a sub-district of Hangzhou.  We have also relocated our “Jiuzhou Grand Pharmacy” store in Gongcheng to be adjacent to the new clinic.  As of the date of this Form 10-Q, our application has not been approved but we expect approval in the near future.  When approved, the clinic will be a branch of Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions.  The critical accounting policies and related judgments and estimates used to prepare our financial statements are identified in Note 3 to our unaudited condensed consolidated financial statements accompanying in this report.  We have not made any material changes in the methodology used in our accounting policies that are inconsistent with those discussed in our annual report on Form 10-K for the year ended March 31, 2013.

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013		2012
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$15,336,519	100.0%	$32,847,330	100.0%
Gross profit	$3,601,169	23.5%	$5,144,777	15.7%
Selling expenses	$1,680,842	11.0%	$1,858,225	5.7%
General and administrative expenses	$2,640,818	17.2%	$2,846,578	8.7%
(Loss) income from operations	$(720,491)	(4.7)%	$439,974	1.3%
Other (expense) income, net	$(40,413)	(0.3)%	$98,698	0.3%
Change in fair value of purchase option derivative liability	$12,665	0.1%	$(158)	(0.0)%
Income tax expense	$39,520	0.3%	$3,882	0.0%
Net income attributable to controlling interest	$(787,516)	(5.1)%	$534,887	1.6%
Net loss attributable to noncontrolling interest	$(243)	(0.0)%	$(255)	(0.0)%

Revenue

Our revenue decreased by $17,510,811 or 53.3% period over period, primarily due to the decrease in our wholesale business and herb farming business, offset by an increase in our retail business:

(1)
Retail sales, which accounted for approximately 71.2% of total revenue for the three months ended June 30, 2013, increased by $1,957,934 or 21.9% to $10,912,390. Performance of many of our older stores have improved from concerted efforts to improve customer experience, such as hiring more physicians to increase availability of in-store consultation, and stocking each store location to better cater to its neighborhood. At the same time, many of the stores opened in the past two years are now maturing and able to accept state-sponsored medical insurance.  Same-store sales increased by approximately $2,151,250 or 25.6%, while online sales contributed approximately $1,264,172 in revenue, an increase of 125.2%.   The increase in same-store sales reflects implementation of our key drugstore operation strategy such as promoting sale through our doctors and clinics, as well as modest economic growth in China.  Retail margin, however, fell from 26.0% to 25.7% due to price adjustments caused by government drug price control.  Our store count decreased to 51 as of June 30, 2013, from 65 a year ago.  However, because the stores that we closed were underperforming with low sale volume, their closure had little effect on our overall retail sales.

(2)
Wholesale revenue, which represented 28.8% of total revenue for the three months ended June 30, 2013, decreased by $16,944,654 or 65.0%.  Such significant contraction resulted from ongoing implementation of our new wholesale strategy to focus on profitability rather than sales volume.  Thus, our wholesale profit margin increased from 2.5% to 18.6%. However, until we can achieve first-tier distributor status with more vendors, we will continue to have limited access to more lucrative sales channels such as hospitals, and do not expect our wholesale business to expand significantly in the immediate future.

(3)
Sales from our herb farming business amounted to $0 for the three months ended June 30, 2013 as compared to $2,524,091 a year ago. Because market prices were lower than anticipated, we decided to hold off harvesting certain herbs (such as ginkgo trees which, although can be harvested, will increase in value with age), and to keep what we have harvested in inventory, until prices reached an acceptable level. We generally plant herbs based on our best estimate as to future market demands, and harvest and sell them when market conditions are favorable. We anticipate that we will continue doing so in upcoming fiscal year, but do not expect a significant increase from fiscal 2013 in terms of revenue or gross profit.

Quarterly Revenue by Segment

The following table breaks down the revenue for our three business segments for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013		2012
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$9,648,218	62.9%	$8,393,098	25.6%	$1,255,120	15.0%
Revenue from online sales	1,264,172	8.2%	561,358	1.7%	702,814	125.2%
Sub-total of retail revenue	10,912,390	71.1%	8,954,456	27.3%	1,957,934	21.9%

Revenue from wholesale business	4,424,129	28.8%	21,368,783	65.0%	(16,944,654)	(79.3)%
Revenue from farming business	-	-%	2,524,091	7.7%	(2,524,091)	(100.0)%
Total revenue	$15,336,519	100%	$32,847,330	100%	$(17,510,811)	(53.3)%

The revenue fluctuation period over period reflected the following:

(1)
Drugstore revenue increased by approximately $1.2 million or 15% period over period, primarily due to three factors. First, we reconfigured operating strategy to refocus on our strengths.  For example, by hiring additional doctors for our clinics, we were able to attract and serve more patients who in turn purchased their medication from our stores.  Second, all of the stores that we opened in Hangzhou during the past two years are now able to accept state-sponsored medical insurance, six of which were unable to do so a year ago.  Since insurance reimbursement accounted for approximately 50% our drugstore revenue from Hangzhou in the past year, the ability to accept medical insurance is a significant factor in a store’s operating performance.  Third, the modest growth in Chinese economy has encouraged consumers to spend, so a modest increase in drug sales is expected.

(2)
Wholesale revenue decreased by $16,944,654 or 79.3% period over period. The drop in wholesale revenue is a reflection of our strategy to focus on profitability. Although we achieved our sales volume in the prior period quickly through competitive pricing, we incurred loss as result of low profit margin and rising overhead. Since our third fiscal quarter of fiscal 2013, we have ceased certain low margin sales and are focusing on profitability rather than sales volume.  Although this strategy may impact our ability to achieve first-tier distributor status, we believe that focusing on profitability rather than volume is critical for our overall operations going forward.

(3)
Online sales increased by $702,814 or 125.2% period over period.  We have been working with business-to-consumer online vendors, including Taobao, by posting our products on their online platforms, which direct customers back to our website.  Such arrangement has exposed our online presence to a wider consumer base.  In addition, since the end of 2012, we have expended considerable efforts in identifying popular products that can drive sales.  As a result, we have seen steady growth in online sales.

Gross Profit

Gross profit decreased by $1,543,608 or 30.0% period over period primarily as a result of the contraction in wholesale business.   At the same time, gross margin increased from 15.7% to 23.6% from higher wholesale profit margin, offset by a lower retail profit margin.  The average gross margin for each of our three business segments are as follows:

	Three months ended June 30,
	2013	2012
Average gross margin for retail business	25.7%	26.0%
Average gross margin for wholesale business	18.6%	2.5%
Average gross margin for farming business	N/A	90.9%

Retail gross margin decreased primarily due to price adjustments that we made. Some adjustments were made to comply with government price controls. Others were made to stay competitive with local community hospitals that are able to sell at or near cost as their pharmacies are indirectly subsidized through the government. We also adjusted prices to match or better other competitors’ prices. Accordingly, overall retail gross profit margin decreased.

Wholesale gross margin increased because we are now focused on profitability for this segment such as by selling high margin products.  By comparison, our drive to generate sales volume by selling very low margin products created the low gross margin a year ago.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $177,383 or 9.5% period over period.  The decrease in absolute dollars is mainly due to the strict expense budget we implemented in 2013 as well as closure of low performing drugstores, which slowed down rental increase and lowered depreciation expense related to store improvement.  However, such expenses as a percentage of our revenue increased to 11.0%, from 5.7% for the same period a year ago as a result of significantly lower wholesale revenue.  We expect future sales and marketing expenses to not deviate significantly from its current levels.

General and Administrative Expenses

General and administrative expenses decreased by $205,760 or 7.2% period over period.  Such expenses as a percentage of revenue increased to 17.2% from 8.7% for the same period a year ago.  The decrease in absolute dollars reflects our tight budget control as well as closure of low performing drugstores, which stemmed related overhead. The increase in percentage of revenue is mainly a result of a lower overall revenue base for the three months ended June 30, 2013. We expect future general and administrative expenses to remain at its current levels.

(Loss) Income from Operations

As a result of decreased sales revenue, we had loss from operations of $720,491, as compared to income from operations of $439,974 a year ago.  Our operating margin for the three months ended June 30, 2013 and 2012 was (4.7)% and 1.3%, respectively.

Income Taxes

Our income tax expense increased by $35,638 period over period due to tax levied on Jiuzhou Pharmacy’s profit.

Net Income

As a result of the foregoing, net income decreased by $1,322,391 period over period.

Liquidity

In summary, our cash flows for the periods indicated are as follows:

	Three months ended June 30
	2013	2012
Net cash (used in) provided by operating activities	$(729,734)	$(2,823,330)
Net cash (used in) investing activities	$(118,044)	$(306,767)
Net cash (used in) provided by financing activities	$(1,146,182)	$2,907,409

        For the three months ended June 30, 2013, cash used in operating activities amounted to $729,734, as compared to $2,823,330 a year ago.  The change is primarily attributable to an increase in cash provided by accounts receivable of $7,521,462, advances to suppliers of $1,748,263, offset by an increase in cash used in accounts payable of $3,838,476 and other payable and accrued liabilities of $1,221,908. The negative operation cash flow reflects the net loss incurred in this quarter.

For the three months ended June 30, 2013, net cash used in investing activities amounted to $118,044, as compared to $306,767 a year ago.   The change is the result of decreases in spending on equipment.

For the three months ended June 30, 2013, net cash used in financing activities amounted to $1,146,182, as compared to $2,907,409 in net cash provided by financing activities a year ago. The change is primarily the result of increase in restricted cash of $1,377,848.

As of June 30, 2013, we had cash of approximately $2,711,399.  Our total current assets as of June 30, 2013, were $47,106,824 and total current liabilities were $31,486,853, which resulted in a net working capital of $15,619,971.

Capital Resources

As reflected in our consolidated financial statements, we had net loss for the three months ended June 30, 2013. We have taken measures to address this, such as qualifying all of our stores in Hangzhou to accept state-sponsored insurance, and trying to open additional in-store clinics to drive customer traffic. We have also adjusted our wholesale strategy to favor profitability over immediate growth, even though this will significantly lower our wholesale revenue in the near term.

As of June 30, 2013, we had approximately $12 million of receivables, $17 million in advances and $15 million in accounts payable.  The advances are prepayments to vendors such as drug manufacturers and other distributors. We typically receive products from these vendors within three to six months after making prepayments.  However, we may have difficulty collecting the advances if we do not continue purchasing from these vendors.  In the event that we do not receive timely payment on our receivables, are unable to timely liquidate our advances against inventory purchase and/or are required to pay our accounts payable we may need additional capital resources, which we may or may not be able to obtain.  Even if we do find a source of additional capital, we may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures.  Such reductions could materially and adversely affect our business and ability to compete.  Otherwise, we believe that with our projected working capital for the next twelve months, we will be able to meet our obligations for the next twelve months.  However, if we are to acquire additional businesses or further expand our operations, we may need additional capital, which may not be available on terms favorable to us or at all.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending June 30,	Retail drugstores	Drug wholesale	Herb farming	Total amount
2014	$2,836,808	$226,610	$-	$3,063,418
2015	1,011,560	256,010	-	1,267,570
2016	292,862	282,139	-	575,001
2017	176,782	287,897	-	464,679
2018	57,040	287,897	-	344,937
Thereafter	-	424,537	-	424,537

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

Exchange Rates

Our subsidiaries and affiliated companies in the PRC maintain their books and records in RMB, the lawful currency of the PRC.  In general, for consolidation purposes, we translate their assets and liabilities into USD using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of their financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	June 30, 2013	March 31, 2013	June 30, 2012
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1620	USD1: RMB 0.1594	USD1: RMB 0.1582

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1612	USD1: RMB 0.1586	USD1: RMB 0.1580

No representation is made that RMB amounts have been, or would be, converted into USD at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is due to the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2013:

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

Management anticipates that our disclosure controls and procedures will remain ineffective until such material weakness is remediated.

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

Please see Part I, Item 3, of our annual report on Form 10-K as of and for the year ended March 31, 2013.

ITEM 1A.	RISK FACTORS.

As of and for the three months ended June 30, 2013, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended March 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Kerrisdale (1)
3.2	Certificate of Amendment to Articles of Incorporation of Kerrisdale filed with the Nevada Secretary of State on July 14, 2008 (2)
3.3	Articles of Merger between Kerrisdale Mining and China Jo-Jo Drugstores, Inc. filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws (1)
3.5	Text of Amendments to the Bylaws (2)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (4)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
101.INS	XBRL Instance Document* **
101.SCH	XBRL Taxonomy Extension Schema Document* **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

*	Filed herewith.
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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: August 14, 2013	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: August 14, 2013	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer