Form 10-Q
period 2013-09-30
CHINA JO-JO DRUGSTORES, INC.
filed 2013-11-14
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

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

As of November 13, 2013, the registrant had 13,959,002 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
	2013	2013

A S S E T S

CURRENT ASSETS
Cash	$6,296,715	$4,524,094
Trade accounts receivable, net	12,691,630	12,978,808
Inventories	12,167,632	8,586,999
Other receivables, net	425,902	157,849
Advances to suppliers, net	11,070,649	15,523,034
Restricted cash	1,964,313	2,162,837
Other current assets	2,140,802	1,221,499
Total current assets	46,757,643	45,155,120

PROPERTY AND EQUIPMENT, net	12,712,963	13,288,652

OTHER ASSETS
Long term deposits	4,184,317	2,760,665
Other noncurrent assets	5,460,500	5,431,326
Intangible assets, net	1,149,981	1,202,258
Total other assets	10,794,798	9,394,249

Total assets	$70,265,404	$67,838,021

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
Short-term loan payable	$163,000	$-
Accounts payable, trade	19,455,279	13,780,211
Notes payable	6,547,710	7,186,453
Other payables	1,429,961	1,327,454
Other payables - related parties	2,104,735	1,224,417
Customer deposits	1,989,967	4,828,293
Taxes payable	379,981	371,633
Accrued liabilities	242,843	956,342
Total current liabilities	32,313,476	29,674,803

Purchase option derivative liability	60,043	15,609
Total liabilities	32,373,519	29,690,412

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of September 30, 2013 and March 31, 2013	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 13,609,002 shares issued and outstanding as of September 30, 2013 and March 31, 2013	13,609	13,609
Additional paid-in capital	16,668,548	16,609,747
Statutory reserves	1,309,109	1,309,109
Retained earnings	15,761,791	17,095,369
Accumulated other comprehensive income	4,141,259	3,121,654
Total stockholders' equity	37,894,316	38,149,488

Noncontrolling interests	(2,431)	(1,879)
Total equity	37,891,885	38,147,609

Total liabilities and stockholders' equity	$70,265,404	$67,838,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2013	2012	2013	2012
REVENUES, NET	$16,855,421	$26,665,114	$32,191,940	$59,512,445

COST OF GOODS SOLD	13,907,018	23,242,917	25,642,368	50,945,471

GROSS PROFIT	2,948,403	3,422,197	6,549,572	8,566,974

SELLING EXPENSES	2,979,131	2,102,621	4,659,973	3,960,845
GENERAL AND ADMINISTRATIVE EXPENSES	491,981	1,310,313	3,132,799	4,156,892
TOTAL OPERATING EXPENSES	3,471,112	3,412,934	7,792,772	8,117,737

(LOSS) INCOME FROM OPERATIONS	(522,709)	9,263	(1,243,200)	449,237

OTHER INCOME (LOSS), NET	37,021	(90,332)	(3,392)	8,367
GOODWILL IMPAIRMENT LOSS	-	(1,473,606)	-	(1,473,606)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	(21,049)	25,905	(8,384)	25,747

LOSS BEFORE INCOME TAXES	(506,737)	(1,528,770)	(1,254,976)	(990,255)

PROVISION FOR INCOME TAXES	39,589	10	79,109	3,892

NET LOSS	(546,326)	(1,528,780)	(1,334,085)	(994,147)

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	264	331	507	585

NET LOSS ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(546,062)	(1,528,449)	(1,333,578)	(993,562)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	259,814	52,538	1,019,605	107,547

COMPREHENSIVE LOSS	$(286,248)	$(1,475,911)	$(313,973)	$(886,015)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	13,609,003	13,588,569	13,609,003	13,575,550
Diluted	13,609,003	13,588,569	13,609,003	13,575,550

LOSSES PER SHARES:
Basic	$(0.04)	$(0.11)	$(0.10)	$(0.07)
Diluted	$(0.04)	$(0.11)	$(0.10)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,334,085)	$(994,147)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,140,586	1,295,175
Stock compensation	58,801	97,236
Bad debt write-off and provision	(747,930)	834,772
Goodwill Impairment	-	1,473,606
Change in fair value of purchase option derivative liability	8,384	(25,747)
Change in operating assets:
Accounts receivable, trade	972,975	(11,009,813)
Notes receivable	-	(928,801)
Inventories	(3,361,143)	(1,887,064)
Other receivables	(262,493)	(761,810)
Advances to suppliers	5,117,601	(2,040,116)
Other current assets	(849,209)	(779,191)
Long term deposit	-	421,871
Other noncurrent assets	92,785	251,938
Change in operating liabilities:
Accounts payable, trade	5,323,371	9,916,586
Other payables and accrued liabilities	(654,911)	715,342
Customer deposits	(2,925,130)	1,657,754
Taxes payable	(45)	(242,908)
Net cash provided by (used in) operating activities	2,579,557	(2,005,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(54,413)	(234,151)
Increase in long-term deposits for land use right	(1,351,030)	-
Additions to leasehold improvements	(26,619)	(253,163)
Payments on construction-in-progress	(111,524)	-
Net cash used in investing activities	(1,543,586)	(487,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	161,770	-
Change in restricted cash	245,504	90,544
Change in notes payable	(795,002)	2,328,686
Change in other payables-related parties	879,958	(295,954)
Net cash provided by financing activities	492,230	2,123,276

EFFECT OF EXCHANGE RATE ON CASH	244,420	44,100

INCREASE (DECREASE) IN CASH	1,772,621	(325,255)

CASH, beginning of period	4,524,094	3,833,216

CASH, end of period	$6,296,715	$3,507,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$12,797	$-
Transfer from construction-in-progress to leasehold improvement	-	2,703,428

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

The Company is a retail and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s retail business is comprised primarily of pharmacies, a majority of which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. Shanghai Lydia Grand Pharmacy Co., Ltd. (“Shanghai Lydia”), a wholly-owned subsidiary of Jiuzhou Pharmacy, operates two store locations in Shanghai. On July 29, 2011, Shanghai Lydia obtained control of Shanghai Bieyanghong Zhongxing Grand Pharmacy Co. Ltd., which also operates one pharmacy in Shanghai, and which subsequently changed its name to Shanghai Lydia Zhongxing Grand Pharmacy Co., Ltd. (“Shanghai Zhongxing”). Shanghai Lydia has two additional subsidiaries, namely, Shanghai Lydia Trading Co., Ltd. (“Lydia Trading”), which operates one pharmacy in Shanghai, and Shanghai Lydia Zhenguang Grand Pharmacy Co., Ltd. (“Shanghai Zhenguang”), which operates another pharmacy in Shanghai. One drugstore previously operated by Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”) closed in May 2012. Hangzhou Quannuo is the wholly-owned subsidiary of Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which is wholly-owned by Shouantang Technology. At September 30, 2013, Hangzhou Quannuo had not been dissolved but had no operation.

The Company’s retail business also includes four medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation HK	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $4.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out herb farming business	100%

Quannuo Technology	● Established in the PRC on July 7, 2009 ● Registered capital of RMB 10 million fully paid ● Acquired by Shouantang Technology in November 2010 ● Operates the Company’s online pharmacy website and provide software and technical support	100%

Hangzhou Quannuo	● Established in the PRC on July 8, 2010 by Quannuo Technology ● Registered capital of RMB 800,000 fully paid ● Currently has no operation	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Shanghai Lydia	● Established in the PRC on January 31, 2011 by Jiuzhou Pharmacy ● Registered capital of RMB 1 million fully paid ● Operates the “Lydia Grand Pharmacy” and “Chaling Grand Pharmacy” stores in Shanghai	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Shanghai Zhongxing	● Established in PRC on June 19, 2006 ● Registered capital of RMB 1 million fully paid ● 99% acquired by Shanghai Lydia in July 2011 ● Operates the “Zhongxing Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)

Lydia Trading	● Established in the PRC on June 20, 2012 with registered capital of RMB 1 million fully paid ● Operates one “Weifang Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)

Shanghai Zhenguang	● Established in the PRC on October 31, 2012 with registered capital of RMB 500,000 fully paid ● Operates the “Zhenguang Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation with registered capital of $5 million ● $2.6 million of registered capital paid, with the remaining $2.4 million due by December 20, 2013 ● Currently has no operation	100%

(1)
Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of their three cofounders (the “Owners”) since their respective establishment dates, pursuant to agreements amongst the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies in accordance with generally accepted accounting standards. Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Shanghai Lydia, Shanghai Zhongxing, Lydia Trading, Shanghai Zhenguang and Jiuxin Medicine are also deemed under the common control of the Owners as they are each a subsidiary of Jiuzhou Pharmacy.

(2)
To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as the two subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiaries and entity under the control of Jiuzhou Pharmacy (Shanghai Lydia, Jiuxin Medicine, Shanghai Zhongxing, Lydia Trading and Shanghai Zhenguang), are consolidated into the financial statements of the Company.

Note 2 – LIQUIDITY

As reflected in the Company’s condensed consolidated financial statements, the Company had net loss for the three and six months ended September 30, 2013.  In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to renew bank facilities, and its operating and capital expenditure commitments.  Its principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations, although the Company’s accounts payable did increase by approximately $5.7 million for additional inventory purchases of membership rewards in connection with Jiuzhou Pharmacy’s 10-year anniversary, and in preparation for the upcoming shopping season.

The Company’s principal sources of liquidity consist of existing cash on hand, bank facilities from local banks as well as personal loans from its principal shareholders if necessary.  The Company has a loan agreement to borrow up to $5.3 million from a local bank.  Any borrowing therefrom is secured by the Company’s assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders.  As of September 30, 2013, approximately $3.9 million remained available for future borrowing from such bank.  In addition, a principal shareholder has agreed to provide necessary financial support to meet the Company’s financial obligations in the event that it requires additional liquidity.

On the operating side, the Company plans to fund current operations by adjusting its wholesale business operations to focus on profitability rather than sales volume, expanding online sales and focusing on strengthening and expanding its core business model of integrating pharmacies with medical clinic services, which has proven to be a key profit driver.  The Company also plans to control its general and administrative expenses by identifying and eliminating unnecessary administrative costs such as overcapacity in administrative personnel and related office expenses.

Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on July 1, 2013. Operating results for the three and six months ended September 30, 2013 may not be necessarily indicative of the results that may be expected for the full year.

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

There was no intangible impairment during the three and six months ended September 30, 2013.

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

In its retail business, accounts receivable mainly consist of reimbursements due from government insurance bureaus and commercial health insurance programs and are usually collected within two or three months. The Company directly writes off delinquent account balances, which is determined to be uncollectable after confirming with the appropriate bureau or program each month. Additionally, the Company also makes estimated reserves on related outstanding accounts receivable based on historical trend.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There was no impairment of these assets as of September 30, 2013.

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

Stock based compensation

The Company follows the provisions of ASC 718, “Compensation — Stock Compensation,” which establishes the accounting for non-employee and employee stock-based awards. Under the provisions of ASC 718, the fair value of the stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services. For non-employee stock-based awards, fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then recognized as compensation expense over the requisite performance period. For employee stock-based awards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight–line basis over the requisite service period for the entire award.

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $18,632 and $36,886 for three months ended September 30, 2013 and 2012, respectively, and $56,533 and $75,139 for the six months ended September 30, 2013 and 2012, respectively. Such costs consist primarily of print and television advertisements.

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

The balance sheet amounts, with the exception of equity, at September 30, 2013 and March 31, 2013 were translated at 1 RMB to $0.1630 USD and at 1 RMB to $0.1594 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended September 30, 2013 and 2012 were at 1 RMB to $0.1618 USD and at 1 RMB to $0.1580 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of September 30, 2013 and March 31, 2013, the Company had deposits totaling $7,912,547 and $6,230,011 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended September 30, 2013, no vendor accounted for more than 10% of the Company’s total purchases and one vendor accounted for 20% of total advances to suppliers. For the three months ended September 30, 2012, one vendor accounted for approximately 12% of the Company’s total purchases and another vendor accounted for 22% of total advances to suppliers.

For the six months ended September 30, 2013, one vendor accounted for 10% of the Company’s total purchases and another vendor accounted for 20% of total advances to suppliers. For the six months ended September 30, 2012, one vendor accounted for approximately 13% of the Company’s total purchases and another vendor accounted for 22% of total advances to suppliers.

For the three months ended September 30, 2013, no customer accounted for more than 10% of the Company’s total sales and one customer accounted for 12% of total accounts receivable. For the three months ended September 30, 2012, one customer accounted for approximately 16% of the Company’s total sales and another customer accounted for 15% of total accounts receivable.

For the six months ended September 30, 2013, no customer accounted for more than 10% of the Company’s total sales, and one customer accounted for 12% of total accounts receivable. For the six months ended September 30, 2012, one customer accounted for approximately 14% of the Company’s total sales and another customer accounted for 15% of total accounts receivable.

Noncontrolling interest

As of September 30, 2013, 1% of the equity interests of Shanghai Zhongxing was owned by Shanghai Bieyanghong Grand Pharmacy Co., Ltd. and not under the Company's control.

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	September 30, 2013	March 31, 2013
Accounts receivable	$17,179,460	$18,007,051
Less: allowance for doubtful accounts	(4,487,830)	(5,028,243)
Trade accounts receivable, net	$12,691,630	$12,978,808

For the three months ended September 30, 2013 and 2012, $96,250 and $155,296 in accounts receivable were directly written off, respectively, none of which were written off against previous allowance for doubtful accounts.

For the six months ended September 30, 2013 and 2012, $347,395 and $310,461 in accounts receivable were directly written off, respectively, $364,608 and $0 of which were written off against previous allowance for doubtful accounts, respectively.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2013	March 31, 2013
Prepaid rental expenses	$1,730,847	$647,489
Lease rights transfer fees (1)	72,916	247,789
Prepaids and other current assets	337,039	326,221
Total	$2,140,802	$1,221,499

(1)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2013	March 31, 2013
Building	$1,144,326	$1,119,053
Leasehold improvements	14,298,631	13,956,605
Office equipment and furniture	5,438,104	5,264,996
Motor vehicles	435,182	424,958
Total	21,316,243	20,765,612
Less: Accumulated depreciation	(8,715,652)	(7,476,960)
Construction-in-progress	112,372	-
Property and equipment, net	$12,712,963	$13,288,652

Construction-in-progress, as of September 30, 2013, includes leasehold improvements in progress for a new clinic under Jiuzhou Clinic.  No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

Total depreciation expense for property and equipment was $512,065 and $645,543 for the three months ended September 30, 2013 and 2012, respectively, and $1,061,755 and $1,217,959 for the six months ended September 30, 2013 and 2012, respectively.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of September 30, 2013 and March 31, 2013, advances to suppliers consisted of the following:

	September 30, 2013	March 31, 2013
Advance to suppliers	$14,394,521	$19,119,231
Less: allowance for doubtful accounts	(3,323,872)	(3,596,197)
Advance to suppliers, net	$11,070,649	$15,523,034

For the three months ended September 30, 2013 and 2012, no advances to suppliers were written off against previous allowance for doubtful accounts. For the six months ended September 30, 2013 and 2012, $452,246 and $0 of advances to suppliers were written off against previous allowance for doubtful accounts, respectively.

Note 8 – LONG TERM DEPOSITS

Long term deposits consist of the following:

	September 30, 2013	March 31, 2013
Long term rental deposit (1)	$2,823,014	$2,760,665
Long term deposit for land use right (2)	1,361,303	-
Total	$4,184,317	$2,760,665

(1)
Money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

(2)
Full prepayment for the purchase of land use right to a property planned as a TCM Plant. The Company has received the official land use right certificate on October 10, 2013, although construction has not begun.

Note 9 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	September 30, 2013	March 31, 2013
Prepayment for lease of land use right – noncurrent (1)	$5,460,500	$5,419,600
Lease rights transfer fees-noncurrent (2)	-	11,726
Total	$5,460,500	$5,431,326

(1)	Payments made to a local government in connection with entering into a 30-year operating land lease agreement.

(2)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 10 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	September 30, 2013	March 31, 2013
Licenses and permits	1,130,217	1,104,801
Software	476,133	466,071
Total other intangible assets	1,606,350	1,570,872
Less: accumulated amortization	(456,369)	(368,614)
Intangible assets, net	$1,149,981	$1,202,258

Amortization expense of intangibles amounted to $39,584 and $38,766 for the three months ended September 30, 2013 and 2012, respectively, and $78,831 and $77,216 for the six months ended September 30, 2013 and 2012, respectively.

Note 11 – SHORT-TERM LOAN PAYABLE

As of September 30, 2013, short-term loan consists of a loan of $163,000 (RMB 1,000,000) from Industrial and Commercial Bank of China, due on May 9, 2014 with annual interest of 6.6%. This loan is guaranteed by Hangzhou SME Guarantee Co., Ltd., which is not related to or affiliated with the Company.

Note 12 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong
All other entities	PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three and six months ended September 30, 2013 and 2012:

	For the three months		For the six months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Exemption rendered by local tax authorities (1)	-	(25.0)	-	(25.0)
Change in valuation allowance (2)	(32.1)	-	(31.0)	-
Others (3)	(0.7)	(0.0)	(0.3)	(0.4)
Effective tax rate	(7.8)%	(0.0)%	(6.3)%	(0.4)%

(1)	Qianhong Agriculture enjoyed income tax waiver as an agriculture company since its start in 2010.

(2)	Certain subsidiaries incurred operating loss in the three and six months ended September 30, 2013.

(3)	Represent expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for three and six months ended September 30, 2013 and 2012.  As of September 30, 2013, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $1,409,000 which may be available to reduce future years’ taxable income.  These carryforwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at September 30, 2013.  The net change in the valuation allowance for the six months ended September 30, 2013 and 2012 was an increase of approximately $12,000 and $46,000, respectively Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at September 30, 2013 and March 31, 2013 consisted of the following:

	September 30, 2013	March 31, 2013
VAT	$314,455	$334,833
Income tax	54,634	7,628
Others	10,892	29,172
Total taxes payable	$379,981	$371,633

Note 13 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $176,883 and $81,799 in employment benefits and pension for the three months ended September 30, 2013 and 2012, respectively, and $321,947 and $245,945 for the six months ended September 30, 2013 and 2012, respectively.

Note 14 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	September 30, 2013	March 31, 2013
Due to cofounders (1):	$576,818	$576,818
Due to director (2):	1,527,917	647,599
Total	$2,104,735	$1,224,417

(1)
As of September 30, 2013 and March 31, 2013, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)
Due to foreign exchange restrictions, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States. In addition, Mr. Lei Liu lent about $600,000 to purchase a piece of land use right.

As of September 30, 2013 and March 31, 2013, notes payable totaling $6,547,710 and $7,186,453 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space which expires in August 2014, and its corporate office which expires in December 2013. Rent expense amounted to $48,702 and $46,770 for the three months ended September 30, 2013 and 2012, respectively, and $97,062 and $95,028 for the six months ended September 30, 2013 and 2012, respectively. Rent was accrued but not paid to Mr. Liu for the three and six months ended September 30, 2013 and 2012.

Note 15 – PURCHASE OPTION DERIVATIVE LIABILITY

In connection with the public offering of the Company’s common stock that closed on April 28, 2010, the Company issued to its underwriters, Madison Williams and Company (“MWC”) and Rodman & Renshaw, LLC, an option for $100 to purchase up to a total of 105,000 shares of common stock (3% of the shares sold in the public offering) at $6.25 per share (125% of the price of the shares sold in the public offering). The option is exercisable commencing on October 23, 2010 and expires on April 22, 2015.

The Company is treating the common shares underlying both options as a derivative liability as the strike price of the option is denominated in U.S. dollars, a currency other than the Company’s functional currency, the Chinese RMB. As a result, the option is not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of the option are recognized currently in earnings until such time as the option is exercised or expired.

On April 22, 2010, the issue date of MWC’s option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value. The Company recognized a loss of $1,036 from the change in fair value of the option liability for the three months ended September 30, 2013, and a gain of $11,629 for the six months ended September 30, 2013.The Company recognized a loss of $25,905 and $25,747 from the change in fair value of the option liability for the three and six months ended September 30, 2012, respectively.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of September 30, 2013 using the following assumptions:

Underwriter Purchase Option
September 30, 2013 (1)

Stock price	$0.70
Exercise price	$6.25
Annual dividend yield	0%
Expected term (years)	1.55
Risk-free interest rate	0.33%
Expected volatility	106.98%

(1)	As of September 30, 2013, the option was not exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of September 30, 2013 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

Note 16 – WARRANTS

On September 26, 2013, as annual compensation for its financial advisory service, the Company issued common stock purchase warrant to a financial consulting firm to purchase up to a total of 150,000 stock purchases at $1.20 per share. The warrant is exercisable commencing on September 26, 2013 and expires on September 25, 2016.

Because the warrant is denominated in U.S. dollars and the Company’s functional currency is the Renminbi, it does not meet the requirements of the accounting standard to be indexed only to the Company’s stock. Accordingly, it is accounted for at fair value as derivative liabilities and marked to market each period.

The warrant does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Model on the date that the warrants were originally issued and as of September 30, 2013 using the following assumptions:

Common Stock Warrants
September 30, 2013 (1)

Stock price	$0.70
Exercise price	$1.20
Annual dividend yield	0%
Expected term (years)	2.99
Risk-free interest rate	0.63%
Expected volatility	99.19%

(1)	As of September 30, 2013, the warrants had not been exercised.

On September 26, 2013, the issue date of the warrant, the Company classified its fair value as a liability resulting in an increase of prepaid service expense of $33,606 and the establishment of a $33,606 in liability to recognize the warrant’s fair value. The Company recognized a loss of $20,012 from the change in fair value of the warrant liability for the three and six months ended September 30, 2013.

Note 17 – STOCKHOLDER’S EQUITY

Stock-based compensation

On August 1, 2011, the Company appointed Mr. Ming Zhao as its chief financial officer, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue him 40,000 shares of restricted common stock under the Company’s stock incentive plan (the “Plan”), to be vested in eight equal quarterly installments over two years. Mr. Zhao agreed to waive the remaining shares awards from November 1, 2012. The trading values of the Company’s common stock on August 1, 2011 were $1.70. Accordingly, $0 and $8,500 was charged to general and administrative expense for the three and six months ended September 30, 2013 and 2012, respectively.

The Company agreed to issue 2,340 shares of common stock every six months to its legal counsel as partial payment for legal services. On May 1, 2012 and November 1, 2012, the Company agreed to issue additional 2,340 shares of common stock to its legal counsel as partial payment for two consecutive six months of legal services. The terms of the service agreement was continued on May 1, 2013, with 2,340 shares of restricted common stock to be issued accordingly. The trading value of the Company’s common stock on May 1, 2012, November 1, 2012 and May 1, 2013 was $1.07, $0.72 and $0.66, respectively. Accordingly, $772 and $1,252 was recorded as service compensation expense for the three months ended September 30, 2013 and 2012, respectively, and $1,563 and $2,719 for the six months ended September 30, 2013 and 2012, respectively.

On January 16, 2012, the Company granted a total of 297,000 shares of restricted common stock under the Plan to a group of 46 employees. These restricted shares will vest on January 16, 2015, provided that the employees are still employed by the Company on such date. $19,612 and $7,226 were charged to general and administrative expense and selling expense, respectively, for the three months ended September 30, 2013, and $39,224 and $15,452 for the six months ended September 30, 2013, respectively. $19,612 and $7,190 were charged to general and administrative expense and selling expense respectively for the three months ended September 30, 2012, and $39,011 and $15,126 for the six months ended September 30, 2012, respectively.

On September 26, 2013, the Company agreed to grant a total of 350,000 shares of restricted common stock to a financial consulting firm for its financial advisory services. The term of the service agreement is one year. The trading value of the Company’s common stock on September 26, 2013 was $0.51. For the three months and six months ended September 30, 2013, $2,445 was recorded as service compensation expense.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three months ended September 30, 2013 and 2012, the Company did not make appropriations to the statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 18 – EARNINGS PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:
	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net loss attributable to controlling interest	$(546,590)	$(1,528,449)	$(1,333,578)	$(993,562)
Weighted average shares used in basic computation	13,609,003	13,588,569	13,609,003	13,575,550
Diluted effect of purchase options and warrants	-	-	-	-
Diluted effect of restricted shares	-	-	-	-
Weighted average shares used in diluted computation	13,609,003	13,588,569	13,609,003	13,575,550
Loss per share – Basic:
Net loss before noncontrolling interest	$(0.04)	$(0.11)	$(0.10)	$(0.07)
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net loss attributable to controlling interest	$(0.04)	$(0.11)	$(0.10)	$(0.07)
Loss per share – Diluted:
Net loss before noncontrolling interest	$(0.04)	$(0.11)	$(0.10)	$(0.07)
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net loss attributable to controlling interest	$(0.04)	$(0.11)	$(0.10)	$(0.07)

For the three and six months ended September 30, 2013 and 2012, both 105,000 and 150,000 shares underlying outstanding purchase options and warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 19 – SEGMENTS

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

Each segment’s accounting policies are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest and income taxes not including nonrecurring gains and losses.

The Company's reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they require different operation and markets to distinct classes of customers.

The following table presents summarized information of the continuing operations by segment for the three months ended September 30, 2013:

	Retail drugstores	Drug wholesale	Herb farming	Total
Revenue	$11,052,942	$5,802,479	$-	$16,855,421
Cost of goods	8,544,744	5,362,274	-	13,907,018
Gross profit	$2,508,198	$440,205	$-	$2,948,403
Selling expenses	1,574,104	1,405,027	-	2,979,131
General and administrative expenses	1,264,804	(818,103)	45,280	491,981
Loss from operations	$(330,710)	$(146,719)	$(45,280)	$(522,709)
Depreciation and amortization	$410,521	$140,867	$262	$551,650
Total capital expenditures	$1,386,806	$16,088	$-	$1,402,894
Total assets	$34,714,300	$28,703,706	$6,847,398	$70,265,404

The following table presents summarized information of the continuing operations by segment for the three months ended September 30, 2012:

	Retail drugstores	Drug wholesale	Herb farming		Total
Revenue	$10,497,948	$16,167,166		$-	$26,665,114
Cost of goods	7,690,140	15,552,777		-	23,242,917
Gross profit	$2,807,808	$614,389		$-	$3,422,197
Selling expenses	$2,044,728	$57,893		$-	$2,102,621
General and administrative expenses	$1,300,179	$(22,842)		$32,976	$1,310,313
(Loss) income from operations	$(537,099)	$579,338	$	(32,976)	$9,263
Depreciation and amortization	$568,012	$116,000		$297	$684,309
Total capital expenditures	$268,772	$2,088		$-	$270,860
Total assets	$47,349,821	$34,269,871		$6,625,406	$88,245,098

The following table presents summarized information of the continuing operation by segment for the six months ended September 30, 2013:

	Retail drugstores	Drug wholesale	Herb farming	Total
Revenue	$21,965,332	$10,226,608	$-	$32,191,940
Cost of goods	16,672,215	8,970,153	-	25,642,368
Gross profit	$5,293,117	$1,256,455	$-	$6,549,572
Selling expenses	3,248,351	1,411,622		4,659,973
General and administrative expenses	2,831,847	195,565	105,387	3,132,799
Loss from operations	$(787,081)	$(350,732)	$(105,387)	$(1,243,200)
Depreciation and amortization	$867,839	$272,225	$522	$1,140,586
Total capital expenditures	$1,503,514	$17,424	$-	$1,520,938
Total assets	$34,714,300	$28,703,706	$6,847,398	$70,265,404

The following table presents summarized information of the continuing operation by segment for the six months ended September 30, 2012:

	Retail drugstores	Drug wholesale	Herb farming	Total
Revenue	$19,452,405	$37,535,949	$2,524,091	$59,512,445
Cost of goods	14,319,144	36,396,678	229,649	50,945,471
Gross profit	$5,133,261	$1,139,271	$2,294,442	$8,566,974
Selling expenses	3,844,400	$108,507	$-	$3,952,907
General and administrative expenses	3,018,426	$1,104,512	$41,892	$4,164,830
(Loss) income from operations	$(1,729,565)	$(73,748)	$2,252,550	$449,237
Depreciation and amortization	$1,034,951	$252,168	$8,056	$1,295,175
Total capital expenditures	$484,682	$2,632	$-	$487,314
Total assets	$47,349,821	$34,269,871	$6,625,406	$88,245,098

The Company does not have long-lived assets located outside the PRC.  In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Prescription drugs	$4,637,114	$4,304,562	$9,924,263	$8,334,655
Over-the-counter drugs	4,089,736	3,111,558	8,015,176	5,737,825
Nutritional supplements	647,177	1,713,605	1,207,014	2,542,891
Traditional Chinese medicine	907,267	935,439	1,428,513	1,802,140
Sundry products	473,882	173,814	771,174	396,753
Medical devices	297,766	258,970	619,192	628,141
Total	$11,052,942	$10,497,948	$21,965,332	$19,452,405

The Company’s net revenue from external customers through wholesale by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Prescription drugs	$4,276,822	$8,404,741	$7,649,675	$21,125,002
Over-the-counter drugs	96,125	3,318,318	875,345	7,851,391
Nutritional supplements	875	4,231,039	261,130	8,339,633
Traditional Chinese medicine	-	210,921	927	213,787
Sundry products	1,428,657	901	1,432,811	1,983
Medical devices	-	1,246	6,720	4,153
Total	$5,802,479	$16,167,166	$10,226,608	$37,535,949

The Company’s net revenue from external customers through herb farming by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Prescription drugs	$-	$-	$-	$-
Over-the-counter drugs	-	-	-	-
Nutritional supplements	-	-	-	-
Traditional Chinese medicine	-	-	-	2,524,091
Sundry products	-	-	-	-
Medical devices	-	-	-	-
Total	$-	$-	$-	$2,524,091

Note 20 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending September 30,	Retail drugstores	Drug wholesale	Herb farming	Total Amount
2014	$2,417,962	$239,143	$-	$2,657,105
2015	658,704	271,580	-	930,284
2016	259,673	288,915	-	548,588
2017	132,476	288,915	-	421,391
2018	55,693	288,915	-	344,608
Thereafter	19,203	320,695	-	339,718

Total rent expense amounted to $923,572 and $1,218,696 for the three months ended September 30, 2013 and 2012, respectively, and $1,889,150 and $2,250,441 for the six months ended September 30, 2013 and 2012, respectively.

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

Our financial statements are prepared in U.S. Dollars (“USD” or “$”) and in accordance with accounting principles generally accepted in the United States. See "Exchange Rates" below for information concerning the exchanges rates at which Renminbi ("RMB") were translated into USD at various pertinent dates and for pertinent periods.

Overview

We currently operate in three business segments in the People’s Republic of China (“China” or the “PRC”): (i) retail pharmacies (in which we include our medical clinics and online sales), (2) wholesale of similar products that we carry in our pharmacies, and (3) farming and selling herbs used for traditional Chinese medicine (“TCM”).

Our drugstores offer a wide variety of third-party medicinal products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM products, personal care products, family care products, medical devices, as well as convenience products including consumable, seasonal and promotional items.  We also have licensed doctors of both western medicine and TCM onsite for consultation, examination and treatment of common ailments at scheduled hours.  We currently have 51 pharmacies under two store brand names: 46 “Jiuzhou Grand Pharmacy” stores in Hangzhou, and 5 “Lydia Grand Pharmacy” stores in Shanghai.  Since May 2010, we have also been selling certain OTC drugs and nutritional supplements through our website at www.dada360.com.

We operate a wholesale business through Zhejiang Jiuxin Medicine Co., Ltd.  (“Jiuxin Medicine”), distributing third-party pharmaceutical products primarily to trading companies throughout China.  We also farm certain herbs used in TCM, which we sold to a local vendor in the past, although there were no harvest or sale during the six months ended September 30, 2013.

In August 2013, we opened another medical clinic in Xiasha, a sub-district of Hangzhou.  The clinic operates as a branch of Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd.  We also relocated our “Jiuzhou Grand Pharmacy” store in Gongcheng to be adjacent to the new clinic.

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

Results of Operations

Comparison of three months ended September 30, 2013 and 2012

The following table summarizes our results of operations for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013		2012
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$16,855,421	100.0%	$26,665,114	100.0%
Gross profit	$2,948,403	17.5%	$3,422,197	12.8%
Selling expenses	$2,979,131	17.7%	$2,102,621	7.9%
General and administrative expenses	$491,981	2.9%	$1,310,313	4.9%
(Loss) income from operations	$(522,709)	(3.1)%	$9,263	0.0%
Other income (expense), net	$37,021	0.2%	$(90,332)	(0.3)%
Goodwill impairment loss	$-	-%	$(1,473,606)	(5.5)%
Change in fair value of purchase option derivative liability	$(21,049)	(0.1)%	$25,905	0.1%
Income tax expense	$39,589	0.2%	$10	0.0%
Net loss attributable to controlling interest	$(546,590)	(3.2)%	$(1,528,449)	(5.7)%
Net loss attributable to noncontrolling interest	$(264)	(0.0)%	$(331)	(0.0)%

Revenue

Revenue decreased by $9,809,693  or 36.8% period over period, primarily due to decrease in our wholesale business, offset by slight increase in our retail business:

(1)
Wholesale revenue, which represented 34.4% of total revenue for the three months ended September 30, 2013, decreased by $10,364,687 or 64.1%. Such significant contraction resulted from ongoing implementation of our new wholesale strategy to focus on profitability rather than sales volume.  Thus, our wholesale profit margin increased from 2.5% to 18.6%. However, until we can achieve first-tier distributor status with more vendors, we will continue to have limited access to more lucrative sales channels such as hospitals, and do not expect our wholesale business to expand significantly in the immediate future.

(2)
Retail sales, which accounted for approximately 65.6% of total revenue for the three months ended September 30, 2013, increased by $554,994 or 5.3% to $11,052,942.  Same-store sales increased by approximately $66,080 or 0.7%, while online sales contributed approximately $1,596,950 in revenue, an increase of 85.6%.  The increase in same-store sales reflects implementation of key drugstore operational strategies such as promoting sale through our doctors and clinics, as well as modest economic growth in China.  Retail margin, however, fell from 26.0% to 22.7% due to price adjustments caused by government drug price control.  Our store count decreased to 51 as of September 30, 2013, from 65 a year ago.

Quarterly Revenue by Segment

The following table breaks down the revenue for our three business segments for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013		2012
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$9,455,992	56.1%	$9,637,418	36.2%	$(181,426)	(1.9)%
Revenue from online sales	1,596,950	9.5%	860,530	3.2%	736,420	85.6%
Sub-total of retail revenue	11,052,942	65.6%	10,497,948	39.4%	554,994	5.3%

Revenue from wholesale business	5,802,479	34.4%	16,167,166	60.6%	(10,364,687)	(64.1)%
Revenue from farming business	-	-%	-	-%	-	N/A
Total revenue	$16,855,421	100.0%	$26,665,114	100%	$(9,809,693)	(36.8)%

The revenue fluctuation period over period reflected the following combined factors:

(1)
Drugstore revenue decreased by $181,426 or 1.9% primarily from two factors. We closed 16 stores in the past calendar year.  Although these stores were underperforming, they nevertheless contributed approximately $380,000 in revenue.   We also opened two stores in Shanghai during the same period, which contributed approximately $20,000 in revenue.  Sales generated by in-store clinics and same store sales grew (despite budgetary control by government health insurance) by approximately $110,000 and $70,000, respectively,  although they were not sufficient to offset the effect of the store closures.

(2)
Wholesale revenue decreased by $10,364,687 or 64.1% as a result of our strategy to focus on profitability. Although we achieved our sales volume in the prior period quickly through competitive pricing, we incurred loss as result of low profit margin and rising overhead. Since the third quarter of fiscal 2013, we have ceased certain low margin sales and are focusing on profitability rather than sales volume.  Although this strategy may impact our ability to achieve first-tier distributor status, we believe that focusing on profitability rather than volume is critical for our overall operations going forward.

(3)
Online sales increased by $736,420 or 85.6%.  We have been working with business-to-consumer online vendors, including Taobao, by posting our products on their online platforms, which direct customers back to our website.  Such arrangement has exposed our online presence to a wider consumer base.  In addition, since the end of 2012, we have expended considerable efforts in identifying popular products that can drive sales.  As a result, we have seen steady growth in online sales.

Gross Profit

Gross profit decreased by $473,794 or 13.8% period over period primarily as a result of the contraction in wholesale business.  Gross margin increased period over period from 12.5% to 17.8% as a result of higher wholesale profit margin, offset by a lower retail profit margin.  The average gross margins for our three business segments are as follows:

	Three months ended September 30,
	2013	2012
Average gross margin for retail business	23.0%	26.6%
Average gross margin for wholesale business	7.6%	3.9%
Average gross margin for farming business	N/A	N/A

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

Selling and Marketing Expenses

Sales and marketing expenses increased by $876,510 or 41.7% period over period.  The increase in absolute dollars is mainly due to membership rewards to commemorate Jiuzhou Pharmacy’s ten-year anniversary in August and September 2013.  Such expenses as a percentage of revenue increased to 17.7% from 7.9% for the same period a year ago due to significantly lower wholesale revenue.  We expect sales and marketing expenses to be lower after the anniversary commemoration.

General and Administrative Expenses

General and administrative expenses decreased by $818,332 or 62.5% period over period.  Such expenses as a percentage of revenue decreased to 2.9% from 4.9% for the same period a year ago.   The decrease in absolute dollars as well as the percentage of revenue mainly reflects decrease in allowance for advances to suppliers. We expect future general and administrative expenses to be affected by allowance adjustments significantly.

(Loss) Income from Operations

As a result of lower revenue and lower gross profit margins, we had loss from operations of $522,709, as compared to income from operations of $9,263 a year ago.  Our operating margin for the three months ended September 30, 2013 and 2012 was (3.3)% and 0.0%, respectively.

Income Taxes

Income tax expense increased by $39,579 period over period, as a result of higher taxable income from Jiuzhou Pharmacy.

Net Loss

As a result of the foregoing, net loss decreased by $981,859 period over period.

Comparison of six months ended September 30, 2013 and 2012

The following table summarizes our results of operations for the six months ended September 30, 2013 and 2012:

	Six months ended September 30,
	2013		2012
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$32,191,940	100.0%	$59,512,445	100.0%
Gross profit	$6,549,572	20.3%	$8,566,974	14.4%
Selling expenses	$4,659,973	14.5%	$3,960,845	6.7%
General and administrative expenses	$3,132,799	9.7%	$4,156,892	7.0%
(Loss) income from operations	$(1,243,200)	(3.9)%	$449,237	0.8%
Other income (expense), net	$(90,332)	(0.3)%	$8,367	0.0%
Goodwill impairment loss	$-	-%	$(1,473,606)	(2.5)%
Change in fair value of purchase option derivative liability	$(8,384)	(0.0)%	$25,747	0.0%
Income tax expense	$79,109	0.2%	$3,892	0.0%
Net loss attributable to controlling interest	$(1,333,578)	(4.1)%	$(993,562)	(1.7)%
Net loss attributable to noncontrolling interest	$(507)	(0.0)%	$(585)	(0.0)%

Revenue

Revenue decreased by $27,320,505 or 45.9% period over period, primarily due to decrease in our wholesale business, offset by slight increase in our retail business:

(1)
Wholesale revenue, which represented 31.8% of total revenue for the six months ended September 30, 2013, decreased by $27,309,341 or 72.8%. Such significant contraction resulted from ongoing implementation of our new wholesale strategy to focus on profitability rather than sales volume.  Thus, our wholesale profit margin increased from 2.5% to 18.6%. However, until we can achieve first-tier distributor status with more vendors, we will continue to have limited access to more lucrative sales channels such as hospitals, and do not expect our wholesale business to expand significantly in the immediate future

(2)
Retail sales, which accounted for approximately 68.2% of total revenue for the six months ended September 30, 2013, increased by $2,512,927 or 12.9% to $11,052,942. Same-store sales increased by approximately $1,066,343 or 6.2%, while online sales contributed approximately $2,865,592 in revenue, an increase of 102.1%.   The increase in same-store sales reflects implementation of key drugstore operational strategies such as promoting sale through our doctors and clinics, as well as modest economic growth in China.  Retail margin, however, fell from 26.3% to 24.1% due to price adjustments caused by government drug price control.  Our store count decreased to 51 as of September 30, 2013, from 65 a year ago.

Six-Month Revenue by Segment

The following table breaks down the revenue for our three business segments for the six months ended September 30, 2013 and 2012:

	Six months ended September 30,
	2013		2012
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$19,099,740	59.3%	$18,034,415	30.3%	$1,065,325	5.9%
Revenue from online sales	2,865,592	8.9%	1,417,990	2.4%	1,447,602	102.1%
Sub-total of retail revenue	21,965,332	68.2%	19,452,405	32.7%	2,512,927	12.9%

Revenue from wholesale business	10,226,608	31.8%	37,535,949	63.1%	(27,309,341)	(72.8)%
Revenue from farming business	-	-%	2,524,091	4.2%	(2,524,091)	(100.0)%
Total revenue	$32,191,940	100.0%	$59,512,445	100.0%	$(27,320,505)	(45.9)%

The revenue fluctuation period over period reflected the following combined factors:

(1)
Drugstore revenue increased by $1,065,325 or 5.9% period over period, primarily caused by two factors.  First, same stores sales increased by approximately $1,070,000, including modest increase in sales covered by insurance.  Second, sales attributable to our clinics and from two new stores in Shanghai contributed approximately $680,000 and $40,000 to revenue, respectively.  On the other hand, we closed 16 stores in the past calendar year.  Although these stores were underperforming, they nevertheless contributed approximately $720,000 in revenue.

(2)
Wholesale revenue decreased by $27,309,341 or 72.8% as a result of our strategy to focus on profitability. Although we achieved our sales volume in the prior period quickly through competitive pricing, we incurred loss as result of low profit margin and rising overhead. Since our third fiscal quarter of fiscal 2013, we have ceased certain low margin sales and are focusing on profitability rather than sales volume.  Although this strategy may impact our ability to achieve first-tier distributor status, we believe that focusing on profitability rather than volume is critical for our overall operations going forward.

(3)
Online sales increased by $1,447,602 or 102.1% period over period.  We have been working with business-to-consumer online vendors, including Taobao, by posting our products on their online platforms, which direct customers back to our website.  Such arrangement has exposed our online presence to a wider consumer base.  In addition, since the end of 2012, we have expended considerable efforts in identifying popular products that can drive sales.  As a result, we have seen steady growth in online sales.

Gross Profit

Gross profit decreased by $2,017,402 or 23.5% period over period primarily as a result of the contraction in wholesale business.  Gross margin increased period over period from 14.4% to 20.3% as a result of higher wholesale profit margin, offset by a lower retail profit margin.  The average gross margins for our three business segments are as follows:

	Six months ended September 30,
	2013	2012
Average gross margin for retail business	24.3%	26.3%
Average gross margin for wholesale business	12.4%	3.0%
Average gross margin for farming business	N/A	90.9%

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

Selling and Marketing Expenses

Sales and marketing expenses increased by $699,128 or 17.7% period over period.  The increase in absolute dollars is mainly due to membership rewards to commemorate Jiuzhou Pharmacy’s ten-year anniversary in August and September 2013.  Such expenses as a percentage of revenue increased to 14.5% from 6.7% for the same period a year ago due to significantly lower wholesale revenue.  We expect future sales and marketing expenses to be lower after the anniversary commemoration.

General and Administrative Expenses

General and administrative expenses decreased by $1,024,093 or 24.6% period over period.  Such expenses as a percentage of revenue increased to 9.7% from 7.0% for the same period a year ago.   The significant decrease in absolute dollars mainly reflects decrease in allowance for advances to suppliers. The increase in percentage of revenue is mainly a result of a lower overall revenue base for the six months ended September 30, 2013. We expect future general and administrative expenses to be affected by allowance adjustments significantly.

(Loss) Income from Operations

As a result of lower revenue and lower gross margins, income from operations decreased by $1,692,437 or 376.7% period over period.  Operating margin for the six months ended September 30, 2013 and 2012 was (3.9)% and 0.8%, respectively.

Income Taxes

Income tax expense increased by $75,217 period over period, as a result of higher taxable income from Jiuzhou Pharmacy.

Net Income

As a result of the foregoing, net income decreased by $340,016 period over period.

Liquidity

In summary, our cash flows for the periods indicated are as follows:

	Six months ended September 30
	2013	2012
Net cash provided by (used in) operating activities	$2,579,557	$(2,005,317)
Net cash (used in) investing activities	$(1,543,586)	$(487,314)
Net cash provided by financing activities	$492,230	$2,123,276

For the six months ended September 30, 2013, cash provided by operating activities amounted to $2,579,557, as opposed to $2,005,317 used in operating activities in the same period a year ago.  The change in cash provided by operating activities period over period is primarily attributable to decrease of $8,685,426 in accounts receivable and decrease of $ 7,977,123 in advances to suppliers, offset by decrease of $3,620,219 in customer deposits, increase of $2,835,044 in inventory, and decrease of $1,305,867 in other payable and accrued liabilities.

For the six months ended September 30, 2013, net cash used in investing activities amounted to $1,543,586, as compared to $487,314 in the same period a year ago.  The change in cash used in investing activities period over period is primarily the result of deposits of $1,351,030 for purchase of land use right.

For the six months ended September 30, 2013, net cash provided by financing activities amounted to $492,230, as compared to $2,123,276 in the same period a year ago.  The change in cash used in investing activities period over period is the result of decrease of $2,191,916 in note payables.

At September 30, 2013, we had cash of approximately $6,296,715. As of September 30, 2013, our total current assets and total current liabilities amounted to $46,757,643 and $32,313,476, respectively, which resulted in a net working capital of $14,444,167.

Capital Resources

As reflected in our consolidated financial statements, we had net loss for the six months ended September 30, 2013.  We have taken measures to address this, such as qualifying all of our stores in Hangzhou to accept state-sponsored insurance, and trying to open additional in-store clinics to drive customer traffic.  We have also adjusted our wholesale strategy to favor profitability over immediate growth, even though this will significantly lower our wholesale revenue in the near term.

As of September 30, 2013, we had approximately $12.7 million of receivables, $11.1 million in advances and $19.5 million in accounts payable.  The advances are prepayments to vendors such as drug manufacturers and other distributors. We typically receive products from these vendors within three to six months after making prepayments.  However, we may have difficulty collecting the advances if we do not continue purchasing from these vendors.  In the event that we do not receive timely payment on our receivables, are unable to timely liquidate our advances against inventory purchase and/or are required to pay our accounts payable we may need additional capital resources, which we may or may not be able to obtain.  Even if we do find a source of additional capital, we may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures.  Such reductions could materially and adversely affect our business and ability to compete.  Otherwise, we believe that with our projected working capital for the next twelve months, we will be able to meet our obligations for the next twelve months.  However, if we are to acquire additional businesses or further expand our operations, we may need additional capital, which may not be available on terms favorable to us or at all.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending September 30,	Retail drugstores	Drug wholesale	Herb farming	Total amount
2014	$2,417,962	$239,143	$-	$2,657,105
2015	658,704	271,580	-	930,284
2016	259,673	288,915	-	548,588
2017	132,476	288,915	-	421,391
2018	55,693	288,915	-	344,608
Thereafter	19,203	320,695	-	339,718

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	September 30, 2013	March 31, 2013	September 30, 2012
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1630	USD1: RMB 0.1594	USD1: RMB 0.1583

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1618	USD1: RMB 0.1586	USD1: RMB 0.1584

No representation is made that RMB amounts have been, or would be, converted into USD at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level.  Such conclusion is due to the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2013:

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

ITEM 1A.RISK FACTORS.

As of and for the six months ended September 30, 2013, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 26, 2013, our board of directors approved the following as compensation to a financial consulting firm:

•	350,000 restricted shares of our common stock, and
•	Option to purchase up to 150,000 shares of our common stock at $1.20 per share, exercisable from September 26, 2013 through September 25, 2016.

Such securities are compensation to the consulting firm to provide us with business and financial consulting services for a period of one year, pursuant to the terms of our agreement with the consulting firm. The securities were issued on October 10, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: November 14, 2013	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer

Date: November 14, 2013	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer