Form 10-Q
period 2013-12-31
CHINA JO-JO DRUGSTORES, INC.
filed 2014-02-19
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	____________________________________ to ________________________________________

Commission File Number:	001-34711

CHINA JO-JO DRUGSTORES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0557852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1st Floor, Yuzheng Plaza No. 76 Yuhuangshan Road Hangzhou, Zhejiang Province People’s Republic of China
(Address of principal executive offices)	(Zip Code)

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

As of February 14, 2014, the registrant had 14,309,002 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2013	2013

A S S E T S

CURRENT ASSETS
Cash	$3,106,659	$4,524,094
Trade accounts receivable, net	10,192,379	12,978,808
Inventories	18,231,126	8,586,999
Other receivables, net	423,715	157,849
Advances to suppliers, net	6,678,349	15,523,034
Restricted cash	3,229,744	2,162,837
Other current assets	2,272,678	1,221,499
Total current assets	44,134,650	45,155,120

PROPERTY AND EQUIPMENT, net	12,597,796	13,288,652

OTHER ASSETS
Long term deposits	2,835,137	2,760,665
Other noncurrent assets	5,443,025	5,431,326
Intangible assets, net	2,477,648	1,202,258
Total other assets	10,755,810	9,394,249

Total assets	$67,488,256	$67,838,021

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
Short-term loan payable	$163,700	$-
Accounts payable, trade	19,296,244	13,780,211
Notes payable	8,045,331	7,186,453
Other payables	3,211,101	1,327,454
Other payables - related parties	2,134,802	1,224,417
Customer deposits	4,040,587	4,828,293
Taxes payable	465,326	371,633
Accrued liabilities	222,203	956,342
Total current liabilities	37,579,294	29,674,803

Purchase option derivative liability	101,988	15,609
Total liabilities	37,681,282	29,690,412

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of December 31, 2013 and March 31, 2013	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 13,959,002 shares issued and outstanding as of December 31, 2013 and March 31, 2013	13,959	13,609
Additional paid-in capital	17,077,556	16,609,747
Statutory reserves	1,309,109	1,309,109
Retained earnings	7,026,561	17,095,369
Accumulated other comprehensive income	4,342,311	3,121,654
Total stockholders' equity	29,769,496	38,149,488

Noncontrolling interests	37,478	(1,879)
Total equity	29,806,974	38,147,609

Total liabilities and stockholders' equity	$67,488,256	$67,838,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended December 31,		For the nine months ended December 31,
	2013	2012	2013	2012
REVENUES, NET	$17,833,072	$15,596,013	$50,025,012	$75,108,458

COST OF GOODS SOLD	17,653,988	12,605,711	43,296,356	63,551,182

GROSS PROFIT	179,084	2,990,302	6,728,656	11,557,276

SELLING EXPENSES	5,338,404	3,179,168	9,998,377	7,140,013
GENERAL AND ADMINISTRATIVE EXPENSES	3,700,466	3,300,064	6,833,265	7,456,956
TOTAL OPERATING EXPENSES	9,038,870	6,479,232	16,831,642	14,596,969

LOSS FROM OPERATIONS	(8,859,786)	(3,488,930)	(10,102,986)	(3,039,693)

OTHER INCOME (LOSS), NET	130,426	(25,380)	127,034	(75,178)
GOODWILL IMPAIRMENT LOSS	-	-	-	(1,473,606)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	(41,944)	(12,095)	(50,328)	13,652

LOSS BEFORE INCOME TAXES	(8,771,304)	(3,526,405)	(10,026,280)	(4,574,825)

PROVISION FOR INCOME TAXES	(35,887)	(39,613)	43,222	(93,886)

NET LOSS	(8,735,417)	(3,486,792)	(10,069,502)	(4,480,939)

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	187	271	694	856

NET LOSS ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(8,735,230)	(3,486,521)	(10,068,808)	(4,480,083)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	259,814	52,538	1,019,605	107,547

COMPREHENSIVE LOSS	$(8,475,416)	$(3,433,983)	$(9,049,203)	$(4,372,536)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	13,959,003	13,588,569	13,730,742	13,575,550
Diluted	13,959,003	13,588,569	13,730,742	13,575,550

LOSS PER SHARE:
Basic	$(0.64)	$(0.26)	$(0.73)	$(0.33)
Diluted	$(0.64)	$(0.26)	$(0.73)	$(0.33)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,069,502)	$(4,480,939)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,646,066	2,118,133
Stock compensation	477,284	135,107
Bad debt direct write-off	252,780	155,797
Allowance for accounts receivables	578,219	1,690,544
Allowance for advances to suppliers	(1,523,882)	319,481
Goodwill Impairment	-	1,482,327
Change in fair value of purchase option derivative liability	86,379	(13,652)
Inventory reserve and write-off	1,539,514	-
Change in operating assets:
Accounts receivable, trade	2,278,341	(5,581,444)
Notes receivable	-	-
Inventories	(10,870,349)	(734,011)
Other receivables	(259,339)	(1,035,445)
Advances to suppliers	10,706,963	(5,404,917)
Other current assets	(1,009,632)	607,793
Long term deposit	-	422,457
Other noncurrent assets	133,648	331,544
Change in operating liabilities:
Accounts payable, trade	5,099,673	6,891,514
Other payables and accrued liabilities	1,074,755	708,621
Customer deposits	(909,992)	755,387
Taxes payable	82,942	(141,984)
Net cash provided by (used in) operating activities	(686,132)	(1,773,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(457,609)	(252,128)
Purchase of land use right	(1,355,290)	-
Additions to leasehold improvements	(25,112)	(253,515)
Net cash used in investing activities	(1,838,011)	(505,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	162,280	-
Change in restricted cash	(999,814)	3,244
Change in notes payable	659,246	2,512,678
Change in other payables-related parties	909,954	(391,664)
Net cash provided by financing activities	731,666	2,124,258

EFFECT OF EXCHANGE RATE ON CASH	375,042	117,484

INCREASE (DECREASE) IN CASH	(1,417,435)	(37,588)

CASH, beginning of period	4,524,094	3,833,216

CASH, end of period	$3,106,659	$3,795,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$9,529	$72,024
Charge of property and equipment into disposal loss at store closing	$-	$76,368
Transfer from construction-in-progress to leasehold improvement	$-	$2,707,183
Good receipts against accounts receivables	$1,434,043	$-

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

The Company is a retail and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s retail business is comprised primarily of pharmacies, a majority of which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. Shanghai Lydia Grand Pharmacy Co., Ltd. (“Shanghai Lydia”), a wholly-owned subsidiary of Jiuzhou Pharmacy, operates two store locations in Shanghai. On July 29, 2011, Shanghai Lydia obtained control of Shanghai Bieyanghong Zhongxing Grand Pharmacy Co. Ltd., which also operates one pharmacy in Shanghai, and which subsequently changed its name to Shanghai Lydia Zhongxing Grand Pharmacy Co., Ltd. (“Shanghai Zhongxing”). Shanghai Lydia has two additional subsidiaries, namely, Shanghai Lydia Trading Co., Ltd. (“Lydia Trading”), which operates one pharmacy in Shanghai, and Shanghai Lydia Zhenguang Grand Pharmacy Co., Ltd. (“Shanghai Zhenguang”), which operates another pharmacy in Shanghai. One drugstore previously operated by Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”) closed in May 2012. Hangzhou Quannuo is the wholly-owned subsidiary of Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which is wholly-owned by Shouantang Technology. At December 31, 2013, Hangzhou Quannuo had not been dissolved but had no operation.

The Company’s retail business also includes four medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. On December 18, 2013, Jiuzhou Service established, and currently holds 51% of, Hangzhou Shouantang Health Management Co., Ltd. (“Shouantang Health”).

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation HK	• Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	• Established in the PRC on October 14, 2008 • Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law • Registered capital of $4.5 million fully paid	100%

Shouantang Technology	• Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million • Registered capital requirement reduced by the SAIC to $11 million in July 2012, which is fully paid • Deemed a WFOE under PRC law • Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	• Established in the PRC on August 10, 2010 by Jiuxin Management • Registered capital of RMB 10 million fully paid • Carries out herb farming business	100%

Quannuo Technology	• Established in the PRC on July 7, 2009 • Registered capital of RMB 10 million fully paid • Acquired by Shouantang Technology in November 2010 • Operates the Company’s online pharmacy website and provide software and technical support	100%

Hangzhou Quannuo	• Established in the PRC on July 8, 2010 by Quannuo Technology • Registered capital of RMB 800,000 fully paid • Currently has no operation	100%

Jiuzhou Pharmacy (1)	• Established in the PRC on September 9, 2003 • Registered capital of RMB 5 million fully paid • Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	• Established in the PRC as a general partnership on October 10, 2003 • Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	• Established in the PRC on November 2, 2005 • Registered capital of RMB 500,000 fully paid • Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Shanghai Lydia	• Established in the PRC on January 31, 2011 by Jiuzhou Pharmacy • Registered capital of RMB 1 million fully paid • Operates the “Lydia Grand Pharmacy” and “Chaling Grand Pharmacy” stores in Shanghai	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuxin Medicine	• Established in PRC on December 31, 2003 • Acquired by Jiuzhou Pharmacy in August 2011 • Registered capital of RMB 10 million fully paid • Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Shanghai Zhongxing	• Established in PRC on June 19, 2006 • Registered capital of RMB 1 million fully paid • 99% acquired by Shanghai Lydia in July 2011 • Operates one “Zhongxing Grand Pharmacy” store in Shanghai	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)

Lydia Trading	• Established in the PRC on June 20, 2012 • Registered capital of RMB 1 million fully paid • Operations at its “Weifang Grand Pharmacy” store in Shanghai currently halted	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)

Shanghai Zhenguang	• Established in the PRC on October 31, 2012 • Registered capital of RMB 500,000 fully paid • Operations at its “Zhenguang Grand Pharmacy” store in Shanghai, currently halted	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy through Shanghai Lydia (2)

Jiutong Medical	• Established in the PRC on December 20, 2011 by Renovation with registered capital of $5 million • $2.6 million of registered capital paid, with the remaining $2.4 million due by December 20, 2013 • Currently has no operation	100%

Shouantang Health	• Established in the PRC on December 18, 2013 by Jiuzhou Service • Registered capital of RMB 500,000 fully paid • 51% held by Jiuzhou Service • Currently has no operation	VIE by contractual arrangements as a controlled entity of Jiuzhou Service (2)

(1)
Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of their three cofounders (the “Owners”) since their respective establishment dates, pursuant to agreements amongst the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies in accordance with generally accepted accounting standards. Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Shanghai Lydia, Shanghai Zhongxing, Lydia Trading, Shanghai Zhenguang and Jiuxin Medicine are also deemed under the common control of the Owners as subsidiaries of Jiuzhou Pharmacy, as is Shouantang Health as a subsidiary of Jiuzhou Service.

(2)
To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as the two subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiaries and entity under the control of Jiuzhou Pharmacy and Jiuzhou Service (Shanghai Lydia, Jiuxin Medicine, Shanghai Zhongxing, Lydia Trading, Shanghai Zhenguang and Shouantang Health), are consolidated into the financial statements of the Company.

Note 2 – LIQUIDITY

As reflected in the Company’s condensed consolidated financial statements, the Company reported net loss for the three and nine months ended December 31, 2013.  In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to renew bank facilities, and its operating and capital expenditure commitments.  Its principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

The Company’s principal sources of liquidity consist of existing cash on hand, bank facilities from local banks as well as personal loans from its principal shareholders if necessary.  The Company has a loan agreement to borrow up to $5.3 million from a local bank.  Any borrowing therefrom is secured by the Company’s assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders.  As of December 31, 2013, approximately $3.9 million remained available for future borrowing from such bank.  In addition, a principal shareholder has agreed to provide necessary financial support to meet the Company’s financial obligations in the event that it requires additional liquidity. Additionally, the Company will continue to seek potential equity financing opportunities.

On the operating side, losses attributable to the pharmacy business during the three months ended December 31, 2013 are due to promotion activities and membership rewards incurred in connection with the  ten-year anniversary of the pharmacy chain.  This is a non-recurring event and should not affect long term profitability and cash flow of the Company’s retail business. As described in the “Management Discussion and Analysis” section of the quarterly report which these notes to the financial statements are a part of, a new management and sales team has been transitioning into the Company’s wholesale business in the quarter ended December 31, 2013, whose members have been involved with wholesale pharmaceutical distribution for over twenty years. As the prior team transitioned out, certain customers and suppliers chose to discontinue further business with the Company. In response, the Company settled certain prepayment accounts with the withdrawing suppliers through either their products or cash, and received approximately $6.9 million in products of merchandisable condition delivered during the quarter. However, because some of the products were specifically for customers that discontinued business with the Company, the new team decided not to continue expending significant efforts to sell them in the future, and began selling them at discount as an effort to reduce inventory from the Company's warehouse. While the total discounted sales amount was approximately $0.7 million, the cost of the products sold was approximately $2.1 million, which resulted in $1.4 million in net loss from such sales and negative gross margin in this quarter. The Company believes that such sales, while affecting its short-term profitability, may minimize further loss and free up storage space that the new team may require. In addition, such sales free the new team from dealing with prior accounts of the discontinued suppliers, which in turn allows the Company to better track the performance of the new team. The new team is actively seeking out potential customers such as local hospitals. As profit margins for sales to hospitals tend to be higher than to other wholesale customers, sales of existing inventory to hospitals can potentially generate positive cash flow in the future. Additionally, the new team will establish an OTC department aimed at supplying other drugstores which, if successful, can accelerate inventory disposal. The new team is also tasked with exploring rural markets outside Zhejiang Province, which can potentially become a new revenue source in the future. The Company plans to fund current operations by continuing to focus on profitability for its wholesale operations and focus on strengthening and expanding its core business model of integrated pharmacy and clinic, which has proven to be a key profit driver.  As online sales have tripled this quarter as compared to the same period a year ago, the Company plans to further expand its online business so that it may contribute additional positive operating cash flow in the future.  The Company also plans to control its general and administrative expenses by identifying and eliminating unnecessary administrative costs such as overcapacity in administrative personnel and related office expenses.

Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations in the next twelve months.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on July 1, 2013. Operating results for the three and nine months ended December 31, 2013 may not be necessarily indicative of the results that may be expected for the full year.

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

The Company has concluded, based on the contractual arrangements, that Jiuzhou Pharmacy (including its subsidiaries and controlled entities), Jiuzhou Clinic and Jiuzhou Service (including its subsidiary) are each a VIE and that the Company’s wholly-owned subsidiary, Jiuxin Management, absorbs a majority of the risk of loss from the activities of these companies, thereby enabling the Company, through Jiuxin Management, to receive a majority of their respective expected residual returns.

Additionally, as Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are under common control, the consolidated financial statements have been prepared as if the transactions had occurred retroactively as to the beginning of the reporting period of these consolidated financial statements.

Control and common control is defined under the accounting standards as “an individual, enterprise, or immediate family members who hold more than 50 percent of the voting ownership interest of each entity.” Because the Owners collectively own 100% of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and have agreed to vote their interests in concert since the establishment of each of these three companies as memorialized in the Voting Rights Proxy Agreement, the Company believes that the Owners collectively have control and common control of the three companies. Accordingly, the Company believes that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service were constructively held under common control by Jiuxin Management as of the time the Contractual Agreements were entered into, establishing Jiuxin Management as their primary beneficiary. Jiuxin Management, in turn, is owned by Renovation, which is owned by the Company.

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

The Owners own the VIEs as well as controlling interests in the Company, and two of them are also members of the Company’s management.  The Company only controls the VIEs through contractual arrangements which obligate it to absorb the risk of loss and to receive the residual expected returns.  As such, the Owners could cancel these agreements or permit them to expire at the end of their terms, as a result of which the Company would not retain control of the VIEs.

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

The estimated useful lives of the Company’s intangible assets are as follows:

Estimated Useful Life
Licenses and permits	Indefinite
Land use right	50 years
Software	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired.

There was no intangible impairment during the three and nine months ended December 31, 2013.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There was no impairment of these assets as of December 31, 2013.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $3,542,412 and $560,474 for three months ended December 31, 2013 and 2012, respectively, and $3,598,945 and $635,613 for the nine months ended December 31, 2013 and 2012, respectively. Such costs consist primarily of print and television advertisements, and promotion expense related to the Company’s commemoration of its pharmacy’s ten-year anniversary.

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

The balance sheet amounts, with the exception of equity, at December 31, 2013 and March 31, 2013 were translated at 1 RMB to $0.1637 USD and at 1 RMB to $0.1594 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the nine months ended December 31, 2013 and 2012 were at 1 RMB to $0.1623 USD and at 1 RMB to $0.1586 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of December 31, 2013 and March 31, 2013, the Company had deposits totaling $3,993,802 and $6,475,772 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended December 31, 2013, three vendors accounted for 33% of the Company’s total purchases and no vendor accounted for more than 10% of total advances to suppliers. For the three months ended December 31, 2012, one vendor accounted for approximately 10 % of the Company’s total purchases, and another vendor accounted for 18 % of total advances to suppliers.

For the nine months ended December 31, 2013, one vendor accounted for 13% of the Company’s total purchases and another vendor accounted for more than 10% of total advances to suppliers. For the nine months ended December 31, 2012, one vendor accounted for approximately 13% of the Company’s total purchases and another vendor accounted for more than 18% of total advances to suppliers.

For the three months ended December 31, 2013, no customer accounted for more than 10% of the Company’s total sales and no customer accounted for more than 10% of total accounts receivable. For the three months ended December 31, 2012, no customer accounted for 10% or more of the Company’s total sales, and two customers collectively accounted for approximately 28% of total accounts receivable.

For the nine months ended December 31, 2013, no customer accounted for more than 10% of the Company’s total sales, and no customer accounted for more than 10% of total accounts receivable. For the nine months ended December 31, 2012, one customer accounted for approximately 13% of the Company’s total sales and two customers collectively accounted for approximately 28% of total accounts receivable.

Noncontrolling interest

As of December 31, 2013, Shanghai Bieyanghong Grand Pharmacy Co., Ltd. owned 1% of the equity interests of Shanghai Zhongxing, and so was not under the Company's control.

 As of December 31, 2013, Wang Yi, an individual, owned 49% of the equity interests of Shouantang Health, and so was not under the Company’s control.

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	December 31, 2013	March 31, 2013
Accounts receivable (1)	$15,939,542	$18,007,051
Less: allowance for doubtful accounts	(5,747,163)	(5,028,243)
Trade accounts receivable, net	$10,192,379	$12,978,808

For the three months ended December 31, 2013 and 2012, $100,847 and $225,832 in accounts receivable were directly written off, respectively, none of which were written off against previous allowance for doubtful accounts.

For the nine months ended December 31, 2013 and 2012, $448,243 and $536,293 in accounts receivable were directly written off, respectively, $364,608 and $0 of which were written off against previous allowance for doubtful accounts, respectively.

(1)
In the three months ended December 31, 2013, the Company took delivery of approximately $1.4 million of inventory against certain prepayment accounts of wholesale suppliers that chose to discontinue business with the Company following the transitioning of its new wholesale team.

Note 5 – Inventory

Inventory consisted of the following:

	December 31, 2013	March 31, 2013
Finished goods	$17,053,406	$7,224,976
Work-in-process	1,723,556	1,362,023
Total inventory	$18,776,962	$8,586,999
Less: reserve for inventory (1)	(545,836)	-
Inventory, net	$18,231,126	$8,586,999

(1)
Reserve was made for products received during the three months ended December 31, 2013, that were specifically for certain customers that discontinued their business with the Company.  Because the new wholesale team decided not to continue expending significant efforts to sell these products in the future, the Company recorded a loss of $998,000 for such products in this quarter for its wholesale segment.

(2)
During the nine months ended December 31, 2013, inventory in the retail segment increased by $3,860,487 in preparation for sales during upcoming national holidays.  Inventory in the wholesale segment increased by $5,422,107 as result of the net effect of goods received from certain vendors and disposal of certain products. Inventory in the farming segment increased by $361,533 due to further amortization of land improvement into gingko trees.

Note 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31, 2013	March 31, 2013
Prepaid rental expenses	$1,938,047	$647,489
Lease rights transfer fees (1)	48,720	247,789
Prepaids and other current assets	285,911	326,221
Total	$2,272,678	$1,221,499

(1)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2013	March 31, 2013
Building	$1,149,240	$1,119,053
Leasehold improvements	14,471,287	13,956,605
Office equipment and furniture	5,609,370	5,264,996
Motor vehicles	582,836	424,958
Total	21,812,733	20,765,612
Less: Accumulated depreciation	(9,214,937)	(7,476,960)
Property and equipment, net	$12,597,796	$13,288,652

Total depreciation expense for property and equipment was $461,196 and $822,958 for the three months ended December 31, 2013 and 2012, respectively, and $1,522,951 and $2,002,094 for the nine months ended December 31, 2013 and 2012, respectively.

Note 8 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount bears no interest.  As of December 31, 2013 and March 31, 2013, advances to suppliers consisted of the following:

	December 31, 2013	March 31, 2013
Advance to suppliers	$8,834,342	$19,119,231
Less: allowance for doubtful accounts	(2,155,993)	(3,596,197)
Advance to suppliers, net	$6,678,349	$15,523,034

For the three months ended December 31, 2013 and 2012, no advances to suppliers were written off against previous allowance for doubtful accounts. For the nine months ended December 31, 2013 and 2012, $452,246 and $0 of advances to suppliers were written off against previous allowance for doubtful accounts, respectively. During the three months ended December 31, 2013, the Company collected goods of approximately $6.9 million against advances to vendors as a result of settling accounts with certain vendors that discontinued their business with the Company following the transition of a new sales and management team for the Company’s wholesale segment.

Note 9 – LONG TERM DEPOSITS

As of December 31, 2013 and March 31, 2013, long term deposits amounted to $2,835,137 and $2,760,665, respectively, and consist of money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 10 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	December 31, 2013	March 31, 2013
Prepayment for lease of land use right – noncurrent (1)	$5,443,025	$5,419,600
Lease rights transfer fees-noncurrent (2)	-	11,726
Total	$5,443,025	$5,431,326

(1)	Payments made to a local government in connection with entering into a 30-year operating land lease agreement.

(2)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 11 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	December 31, 2013	March 31, 2013
Land use rights (1)	1,367,149	-
Licenses and permits	1,135,071	1,104,801
Software	478,178	466,071
Total other intangible assets	2,980,398	1,570,872
Less: accumulated amortization	(502,750)	(368,614)
Intangible assets, net	$2,477,648	$1,202,258

Amortization expense of intangibles amounted to $44,284 and $38,823 for the three months ended December 31, 2013 and 2012, respectively, and $123,115 and $116,039 for the nine months ended December 31, 2013 and 2012, respectively.

(1)	During the quarter ended December 31, 2013, the Company purchased the land use right of a farm land in Lin’An, Hangzhou, intended for herb planting and processing in the future.

Note 12 – SHORT-TERM LOAN PAYABLE

As of December 31, 2013, short-term loan consisted of a loan of $163,700 (RMB 1,000,000) from Industrial and Commercial Bank of China, due on May 9, 2014 with annual interest of 6.6%. This loan is guaranteed by Hangzhou SME Guaranty Co., Ltd., which is not related to or affiliated with the Company.

Note 13 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong
All other entities	PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three and nine months ended December 31, 2013 and 2012:

	For the three months		For the nine months
	ended December 31,		ended December 31,
	2013	2012	2013	2012
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Exemption rendered by local tax authorities (1)	-	(25.0)	-	(25.0)
Change in valuation allowance (2)	(25.0)	-	(25.0)	-
Others (3)	0.4	1.1	(0.4)	2.1
Effective tax rate	0.4%	1.1%	(0.4)%	2.1%

(1)	Qianhong Agriculture enjoyed income tax waiver as an agriculture company since inception in 2010.

(2)	Certain subsidiaries incurred operating loss in the three and nine months ended December 31, 2013.

(3)	Represent expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for three and nine months ended December 31, 2013 and 2012.  As of December 31, 2013, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $1,948,000 which may be available to reduce future years’ taxable income.  These carryforwards will expire, if not utilized by 2031. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at December 31, 2013.  The net change in the valuation allowance for the nine months ended December 31, 2013 and 2012 was an increase of approximately $195,000 and $50,000, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at December 31, 2013 and March 31, 2013 consisted of the following:

	December 31, 2013	March 31, 2013
VAT	$430,049	$334,833
Income tax	7,834	7,628
Others	27,443	29,172
Total taxes payable	$465,326	$371,633

Note 14 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $236,397 and $154,895 in employment benefits and pension for the three months ended December 31, 2013 and 2012, respectively, and $558,344 and $400,840 for the nine months ended December 31, 2013 and 2012, respectively.

Note 15 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	December 31, 2013	March 31, 2013
Due to cofounders (1):	$576,818	$576,818
Due to director (2):	1,557,983	647,599
Total	$2,134,801	$1,224,417

(1)	As of December 31, 2013 and March 31, 2013, amount due to cofounders represents contributions from the Owners to Jiuxin Management to meet its approved PRC registered capital requirement.

(2)
Due to foreign exchange restrictions, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States. In addition, Mr. Lei Liu lent about $600,000 to purchase a land use right.

As of December 31, 2013 and March 31, 2013, notes payable totaling $8,045,331 and $7,186,453 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space which expires in August 2014, and leased its corporate office which expired as of December 31, 2013. The Company relocated its corporate office in January 2014 pursuant to a lease agreement entered into with a third party. Rent expense amounted to $48,990 and $47,712 for the three months ended December 31, 2013 and 2012, respectively, and $146,052 and $142,740 for the nine months ended December 31, 2013 and 2012, respectively. Rent was accrued but not paid to Mr. Liu for the three and nine months ended December 31, 2013 and 2012.

Note 16 – PURCHASE OPTION DERIVATIVE LIABILITY

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

On April 22, 2010, the issue date of MWC’s option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value. The Company recognized a loss of $10,768 from the change in fair value of the option liability for the three months ended December 31, 2013, and a gain of $861 for the nine months ended December 31, 2013.The Company recognized a loss of $12,095 and a gain of $13,652 from the change in fair value of the option liability for the three and nine months ended December 31, 2012, respectively.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of December 31, 2013 using the following assumptions:

Underwriter Purchase Option
December 31, 2013 (1)

Stock price	$0.96
Exercise price	$6.25
Annual dividend yield	0%
Expected term (years)	1.30
Risk-free interest rate	0.38%
Expected volatility	128.02%

(1)	As of December 31, 2013, the option was not exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of December 31, 2013 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

Note 17 – WARRANTS

On September 26, 2013, as annual compensation for its financial advisory service, the Company issued warrant to a financial consulting firm to purchase up to 150,000 shares of common stock at $1.20 per share. The warrant is exercisable from September 26, 2013 to September 25, 2016.

Because the warrant is denominated in U.S. dollars and the Company’s functional currency is the RMB, it does not meet the requirements of the accounting standard to be indexed only to the Company’s stock. Accordingly, it is accounted for at fair value as derivative liabilities and marked to market each period.

The warrant does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Model on the date that the warrants were originally issued and as of December 31, 2013 using the following assumptions:

Common Stock Warrants
December 31, 2013 (1)

Stock price	$0.96
Exercise price	$1.20
Annual dividend yield	0%
Expected term (years)	2.74
Risk-free interest rate	0.78%
Expected volatility	111.26%

(1)	As of December 31, 2013, the warrants had not been exercised.

On September 26, 2013, the issue date of the warrant, the Company classified its fair value as a liability resulting in an increase of prepaid service expense of $33,606 and the establishment of a $33,606 in liability to recognize the warrant’s fair value. The Company recognized a loss of $31,777 and $51,190 from the change in fair value of the warrant liability for the three and nine months ended December 31, 2013.

Note 18 – STOCKHOLDER’S EQUITY

Stock-based compensation

On August 1, 2011, the Company appointed Mr. Ming Zhao as its chief financial officer, and in connection therewith, entered into an agreement pursuant to which the Company agreed to issue him 40,000 shares of restricted common stock under the Company’s stock incentive plan (the “Plan”), to be vested in eight equal quarterly installments over two years. Mr. Zhao agreed to waive the remaining shares awards from November 1, 2012. The trading values of the Company’s common stock on August 1, 2011 were $1.70. Accordingly, $0 and $8,500 was charged to general and administrative expense for the three and nine months ended December 31, 2013 and 2012, respectively.

The Company agreed to issue 2,340 shares of common stock every nine months to its legal counsel as partial payment for legal services. On May 1, 2012 and November 1, 2012, the Company agreed to issue additional 2,340 shares of common stock to its legal counsel as partial payment for two consecutive nine months of legal services. The terms of the service agreement was continued on May 1, 2013, with 2,340 shares of restricted common stock to be issued accordingly. The trading value of the Company’s common stock on May 1, 2012, November 1, 2012 and May 1, 2013 was $1.07, $0.72 and $0.66, respectively. Accordingly, $772 and $1,252 was recorded as service compensation expense for the three months ended December 31, 2013 and 2012, respectively, and $1,563 and $2,719 for the nine months ended December 31, 2013 and 2012, respectively.

On January 16, 2012, the Company granted a total of 297,000 shares of restricted common stock under the Plan to a group of 46 employees. These restricted shares will vest on January 16, 2015, provided that the employees are still employed by the Company on such date. $19,612 and $7,226 were charged to general and administrative expense and selling expense, respectively, for the three months ended December 31, 2013, and $39,224 and $15,452 for the nine months ended December 31, 2013, respectively. $19,612 and $7,190 were charged to general and administrative expense and selling expense respectively for the three months ended December 31, 2012, and $39,011 and $15,126 for the nine months ended December 31, 2012, respectively.

On September 26, 2013, the Company agreed to grant a total of 350,000 shares of restricted common stock to a financial consulting firm for its financial advisory services. The term of the service agreement is one year. The trading value of the Company’s common stock on September 26, 2013 was $0.51. For the three months and nine months ended December 31, 2013, $2,445 was recorded as service compensation expense.

On December 31, 2013, the Company granted a total of 350,000 shares of restricted common stock to its directors and officers under the Plan. The trading value of the Company’s common stock on December 31, 2013 was $0.96. All such shares vested on the grant date, and for the three months and nine months ended December 31, 2013, $336,000 was recorded as service compensation expense. The shares were issued in January 2014.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three months ended December 31, 2013 and 2012, the Company did not make appropriations to the statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 19 – EARNINGS PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net loss attributable to controlling interest	$(8,735,230)	$(3,486,521)	$(10,068,808)	$(4,480,083)
Weighted average shares used in basic computation	13,959,003	13,588,569	13,730,742	13,575,550
Diluted effect of purchase options and warrants	-	-	-	-
Diluted effect of restricted shares	-	-	-	-
Weighted average shares used in diluted computation	13,959,003	13,588,569	13,730,742	13,575,550
Loss per share – Basic:
Net loss before noncontrolling interest	$(0.64)	$(0.26)	$(0.73)	$(0.33)
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net loss attributable to controlling interest	$(0.64)	$(0.26)	$(0.73)	$(0.33)
Loss per share – Diluted:
Net loss before noncontrolling interest	$(0.64)	$(0.26)	$(0.73)	$(0.33)
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net loss attributable to controlling interest	$(0.64)	$(0.26)	$(0.73)	$(0.33)

For the three and nine months ended December 31, 2013 and 2012, both 105,000 and 150,000 shares underlying outstanding purchase options and warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 20 – SEGMENTS

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

The following table presents summarized information of the continuing operations by segment for the three months ended December 31, 2013:

	Retail drugstores	Drug wholesale	Herb farming	Total
Revenue	$13,209,729	$4,623,343	$-	$17,833,072
Cost of goods	10,770,023	6,883,965	-	17,653,988
Gross profit (1)	$2,439,706	$(2,260,622)	$-	$179,084
Selling expenses (2)	$5,232,671	$105,733	$-	$5,338,404
General and administrative expenses	$1,862,803	$1,796,784	$40,879	$3,700,466
Loss from operations	$(4,655,768)	$(4,163,139)	$(40,879)	$(8,859,786)
Depreciation and amortization	$371,290	$133,928	$262	$505,480
Total capital expenditures	$227,586	$64,375	$-	$291,961
Inventory	$7,453,321	$9,054,249	$1,723,556	$18,231,126
Total assets	$40,383,045	$20,228,405	$6,876,806	$67,488,256

(1)
The negative wholesale gross margin for the three months December 31, 2013 was primarily due to the discounted sales of certain products that the Company’s new wholesale team decided not to continue expending significant efforts to sell in the future. While the total discounted sales amount was approximately $0.7 million, the cost of the products sold was approximately $2.1 million, which resulted in $1.4 million of net loss from such sales and negative gross margin in this quarter.

(2)
To commemorate Jiuzhou pharmacy’s ten-year anniversary and to foster member loyalty, Jiuzhou Pharmacy rewarded its members with complimentary gifts during the three months ended December 31, 2013, at a cost of approximately $2.96 million.

The following table presents summarized information of the continuing operations by segment for the three months ended December 31, 2012:

	Retail Drugstores	Drug wholesale	Herb farming	Total
Revenue	$11,227,615	$4,368,398	$-	$15,596,013
Cost of goods	8,614,854	3,990,857	-	12,605,711
Gross profit	$2,612,761	$377,541	$-	$2,990,302
Selling expenses	$3,126,008	$53,160	$-	$3,179,168
General and administrative expenses	$1,594,298	$1,691,294	$14,472	$3,300,064
(Loss) income from operations	$(2,107,545)	$(1,366,913)	$(14,472)	$(3,488,930)
Depreciation and amortization	$688,821	$133,870	$267	$822,958
Total capital expenditures	$11,997	$6,332	$-	$18,329
Inventory	$4,383,596	$3,252,545	$-	$7,636,141
Total assets	$45,896,409	$28,707,414	$6,647,069	$81,250,892

The following table presents summarized information of the continuing operation by segment for the nine months ended December 31, 2013:

	Retail drugstores	Drug wholesale	Herb farming		Total
Revenue	$35,175,061	$14,849,951		$-	$50,025,012
Cost of goods	27,442,238	15,854,118		-	43,296,356
Gross profit (1)	$7,732,823	$(1,004,167)		$-	$6,728,656
Selling expenses (2)	$8,481,022	$1,517,355	$		$9,998,377
General and administrative expenses	$4,694,651	$1,992,349		$146,265	$6,833,265
Loss from operations	$(5,442,850)	$(4,513,871)		$(146,265)	$(10,102,986)
Depreciation and amortization	$1,239,129	$406,152		$785	$1,646,066
Total capital expenditures	$1,731,100	$81,799		$-	$1,812,899
Inventory	$7,453,321	$9,054,249		$1,723,556	$18,231,126
Total assets	$40,383,045	$20,228,405		$6,876,806	$67,488,256

(1)
The negative wholesale gross margin for the nine months ended December 31, 2013 was primarily due to the discounted sales of certain products made in the third quarter that the Company’s new wholesale team decided not to continue expending significant efforts to sell in the future. While the total discounted sales amount was approximately $0.7 million, the cost of the products sold was approximately $2.1 million, which resulted in $1.4 million of net loss from such sales and negative gross margin in this quarter.

(2)
To commemorate Jiuzhou pharmacy’s ten-year anniversary and to foster member loyalty, Jiuzhou Pharmacy rewarded its members with complimentary gifts during the three months ended December 31, 2013, at a cost of approximately $2.96 million.

The following table presents summarized information of the continuing operation by segment for the nine months ended December 31, 2012:

	Retail drugstores	Drug wholesale	Herb farming	Total
Revenue	$30,680,020	$41,904,347	$2,524,091	$75,108,458
Cost of goods	22,933,998	40,387,535	229,649	63,551,182
Gross profit	$7,746,022	$1,516,812	$2,294,442	$11,557,276
Selling expenses	$6,978,346	$161,667	$-	$7,140,013
General and administrative expenses	$4,604,786	$2,795,806	$56,364	$7,456,956
(Loss) income from operations	$(3,837,110)	$(1,440,661)	$2,238,078	$(3,039,693)
Depreciation and amortization	$1,723,772	$386,038	$8,323	$2,118,133
Total capital expenditures	$496,679	$8,964	$-	$505,643
Inventory	$4,383,596	$3,252,545	$-	$7,636,141
Total assets	$45,896,409	$28,707,414	$6,647,069	$81,250,892

The Company does not have long-lived assets located outside the PRC.  In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Prescription drugs	$5,348,544	$4,299,186	$15,272,807	$12,633,841
Over-the-counter drugs	5,217,464	4,465,101	13,232,640	10,202,926
Nutritional supplements	741,044	793,207	1,948,058	3,336,098
Traditional Chinese medicine	1,040,085	1,071,004	2,468,598	2,873,144
Sundry products	522,114	348,385	1,293,287	755,138
Medical devices	340,478	250,732	959,670	878,873
Total	$13,209,729	$11,227,615	$35,175,060	$30,680,020

The Company’s net revenue from external customers through wholesale by main products is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Prescription drugs	$3,407,773	$3,494,073	$11,057,448	$24,619,075
Over-the-counter drugs	76,942	771,136	952,287	8,622,527
Nutritional supplements	848	98,974	261,954	8,438,607
Traditional Chinese medicine	-	607	929	214,394
Sundry products	1,137,780	1,353	2,570,591	3,336
Medical devices	-	12,255	6,743	6,408
Total	$4,623,343	$4,368,398	$14,849,952	$41,904,347

The Company’s net revenue from external customers through herb farming by main products is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Prescription drugs	$-	$-	$-	$-
Over-the-counter drugs	-	-	-	-
Nutritional supplements	-	-	-	-
Traditional Chinese medicine	-	-	-	2,524,091
Sundry products	-	-	-	-
Medical devices	-	-	-	-
Total	$-	$-	$-	$2,524,091

Note 21 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending December 31,	Retail drugstores	Drug wholesale	Herb farming	Total Amount
2014	$2,158,836	$239,897	$-	$2,398,733
2015	2,567,917	272,436	-	2,840,353
2016	1,165,437	289,826	-	1,455,263
2017	854,137	289,826	-	1,143,963
2018	667,929	289,826	-	957,755
Thereafter	952,778	321,706	-	1,274,484

Total rent expense amounted to $936,991 and $987,667 for the three months ended December 31, 2013 and 2012, respectively, and $ 2,826,141 and $3,238,109 for the nine months ended December 31, 2013 and 2012, respectively.

Note 22 – Subsequent Events

In January 2014, the Company opened two new “Jiuzhou Pharmacy” stores in Hangzhou.

In February 2014, operations at the two stores under Shanghai Zhenguang and Lydia Trading in Shanghai were halted due to poor performance. The Company expects to dispose of these stores by either selling or permanently closing them in the future.

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

Our drugstores offer a wide variety of third-party medicinal products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM products, personal care products, family care products, medical devices, as well as convenience products including consumable, seasonal and promotional items.  We also have licensed doctors of both western medicine and TCM onsite for consultation, examination and treatment of common ailments at scheduled hours.  We currently have 51 pharmacies under two store brand names: 46 “Jiuzhou Grand Pharmacy” stores in Hangzhou, and 5 “Lydia Grand Pharmacy” stores in Shanghai.  Since May 2010, we have also been selling certain OTC drugs and nutritional supplements through our website at www.dada360.com. On December 18, 2013, Jiuzhou Service established, and currently holds 51% of, Hangzhou Shouantang Health Management Co., Ltd. (“Shouantang Health”). Shouantang Health is expected to be a part of our clinic business once it commences operation.

We operate a wholesale business through Zhejiang Jiuxin Medicine Co., Ltd.  (“Jiuxin Medicine”), distributing third-party pharmaceutical products primarily to trading companies throughout China.  We also farm certain herbs used in TCM, although there was no harvest during the three and nine months ended December 31, 2013.

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

Results of Operations

Comparison of three months ended December 31, 2013 and 2012

The following table summarizes our results of operations for the three months ended December 31, 2013 and 2012:

	Three months ended December 31,
	2013		2012
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$17,833,072	100.0%	$15,596,013	100.0%
Gross profit	$179,084	1.0%	$2,990,302	19.2%
Selling expenses	$5,338,404	29.9%	$3,179,168	20.4%
General and administrative expenses	$3,700,466	20.8%	$3,300,064	21.2%
Loss from operations	$(8,859,786)	(49.7)%	$(3,488,930)	(22.4)%
Other income (expense), net	$130,426	0.7%	$(25,380)	(0.2)%
Impairment of goodwill	$-	0.0%	$-	0.0%
Change in fair value of purchase option derivative liability	$(41,944)	(0.2)%	$(12,095)	(0.1)%
Income tax benefits	$(35,887)	(0.2)%	$(39,613)	(0.3)%
Net loss attributable to controlling interest	$(8,735,230)	(49.0)%	$(3,486,521)	(22.4)%
Net loss attributable to noncontrolling interest	$(187)	(0.0)%	$(271)	(0.0)%

Revenue

Revenue increased by $2,237,059 or 14.3% period over period, primarily due to our retail business:

(1)
Retail sales, which accounted for approximately 74.1% of total revenue for the three months ended December 31, 2013, increased by $2,022,114 or 17.7% to $13,209,729.  Same-store sales increased by approximately $140,000 or 1.4%, while online sales contributed approximately $2,670,000 in revenue, an increase of 199.4%.  The increase in same-store sales reflects implementation of key drugstore operational strategies such as promoting sale through our doctors and clinics, as well as modest economic improvements in China.  Gross profit decreased by $2,811,218 to $179,084 as compared to the same period a year ago. Retail margin fell from 23.3% to 18.5% primarily due to the additional costs incurred to commemorate our pharmacy’s ten-year anniversary.  Our store count decreased to 51 as of December 31, 2013, from 52 a year ago.

(2)
Wholesale revenue, which represented 25.9% of total revenue for the three months ended December 31, 2013, slightly increased by $254,945 or 5.8%. During the three months ended December 31, 2013, we disposed of certain products at discounted prices. Excluding the impact from such discounted sales, wholesale revenue period-over-period decreased by approximately $0.4 million, which was primarily caused by the turnover of our sales and management team. While the new team members focused on assuming control of all facets of our wholesale operations during the quarter, they were unable to make significant progress business-wise. Additionally, considerable efforts and time were expended to work with the former team on settling certain accounts and inventory. Until the new team can develop and establish a new customer base, we do not expect our wholesale business to expand significantly in the immediate future.

Revenue by Segment

The following table breaks down the revenue for our three business segments:

	Three months ended December 31,
	2013		2012
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$10,543,897	59.2%	$10,337,237	66.5%	$206,660	2.0%
Revenue from online sales	2,665,832	14.9%	890,378	5.5%	1,775,454	199.4%
Sub-total of retail revenue	13,209,729	74.1%	11,227,615	72.0%	2,022,114	17.7%

Revenue from wholesale business	4,623,343	25.9%	4,368,398	28.0%	254,945	5.8%
Revenue from farming business	-	0.0%	-	0.0%	-	N/A
Total revenue	$17,833,072	100%	$15,596,013	100%	$2,237,059	14.3%

The revenue fluctuation period over period reflected the following combined factors:

(1)
Drugstore revenue increased by $206,660 or 2.0% period over period.  Same-store sales increased by approximately $140,000, including modest increase in sales of insurance-covered medications.  In addition, sales attributable to our clinics and from two new stores in Hangzhou and Shanghai contributed approximately $175,000 and $168,000 to revenue, respectively.

(2)
Wholesale revenue increased by $254,945 or 5.8%. During the three months ended December 31, 2013, we discounted sale prices for certain products that the Company’s new wholesale team decided not to continue expending significant efforts to sell in the future. Nevertheless, revenue from their sales accounts for approximately $673,000. Excluding these sales, wholesale revenue period-over-period decreased by approximately $418,000. Due to the transitioning of a new sales and management team for our wholesale business since September 2013, we do not expect any rapid growth in the business in the near future.

(3)
Online sales increased by $1,775,454 or 199.4% period over period.  We have been working with business-to-consumer online vendors, including Taobao, by posting our products on their online platforms, which direct customers back to our website.  Such arrangement has exposed our online presence to a wider consumer base.  In addition, since the end of 2012, we have spent considerable efforts in identifying popular products that can drive sales.  As a result, we have seen steady growth in online sales.

Gross Profit

Gross profit decreased by $2,811,218 or 94.0% period over period.  Gross margin decreased period over period from 19.2% to 1.0%.  The average gross margin of our three business segments are as follows:

	Three months ended December 31,
	2013	2012
Average gross margin for retail business	18.5%	23.3%
Average gross margin for wholesale business	(48.9)%	8.6%
Average gross margin for farming business	N/A	N/A

Retail gross margin decreased primarily due to our promotional campaign. To reward our members during our ten-year anniversary and to attract more customers in a competitive market, we conducted promotional events such as buy-one-get-one-free. Accordingly, we recorded approximately $487,000 in cost of sales associated with such promotions. Excluding the effect of such customer rewards, gross margin is approximately 22.2%, which is similar to the same period last year.

Wholesale gross margin decreased primarily because we discounted prices for certain products that the Company’s new wholesale team decided not to continue expending significant efforts to sell in the future. We have been transitioning in a new sales and management team for Jiuxin Medicine in the quarter ended December 31, 2013. As the prior team gradually withdrew, certain customers and suppliers that worked with that team chose to discontinue their business with us.  In response, we settled certain prepayment accounts with the withdrawing suppliers through either their merchandise or cash, and received approximately $6.9 million in products delivered during the quarter. However, because some of the products were specifically for customers that discontinued business with the Company, the new team decided not to continue expending significant efforts to sell them, and began selling them at discount in an effort to reduce inventory from the Company's warehouse. We believe that such sales, while affecting our short-term profitability, may minimize further loss and free up storage space that the new team may require. In addition, such sales free the new team from dealing with prior accounts of the discontinued suppliers, which in turn allows us to better track the performance of the new team.  Nevertheless, the recorded cost related to such discounted sales amounted to approximately $2,065,000, while the sales revenue was approximately $673,000.  As a result, our gross margin became negative.  Because the inventory assessment is ongoing, additional products may be identified and thus requiring further discounted sales. The cost relating to such additional discounted sales is estimated by the new team to be approximately $545,836.

Selling and Marketing Expenses

Sales and marketing expenses increased by $2,159,236 or 67.9% period over period mainly due to promotional activities such as product giveaways to our members.  To commemorate our pharmacy’s ten-year anniversary and to foster our members’ loyalty, we rewarded them with complimentary gifts during the six months ended December 31, 2013, at a cost of approximately $2,960,000. In contrast, promotional cost for the same period in the prior year is only approximately $530,000. Such expenses as a percentage of revenue increased to 29.9% from 20.4% for the same period a year ago.

General and Administrative Expenses

General and administrative expenses increased by $400,402 or 12.1% period over period.  However, such expenses as a percentage of revenue decreased to 20.8% from 21.2% for the same period a year ago as a result of increased sales.   As discussed earlier, certain wholesale suppliers stopped doing business with us in connection with the transitioning of the sales and management team for our wholesale business. As a result, we have been actively disposing of our remaining inventory of such suppliers’ products, including products that we have decided not to sell in the future. As a result, we recorded loss of approximately $998,000.

Our advances to suppliers balance as of December 31, 2013 decreased by $4,401,330 as a result of shipments from vendors received during the quarter.  As a result, we reversed approximately $1,171,899 from the allowance for advance to suppliers account.  On the other hand, we tightened our allowance policy for accounts receivable by reserving 100% for all receivable accounts over three months old.   As a result, we added approximately $1,259,334 of allowance to our accounts receivable.

Loss from Operations

As a result of the above, loss from operations increased by $5,370,856 period over period.  Operating margin for the three months ended December 31, 2013 and 2012 was (49.7)% and (22.4)%, respectively.

Income Taxes

Income tax benefits decreased by $3,726 period over period, as a result of lower taxable income.

Net Loss

As a result of the foregoing, net loss increased by $5,248,625 period over period.

Comparison of nine months ended December 31, 2013 and 2012

The following table summarizes our results of operations for the nine months ended December 31, 2013 and 2012:

	Nine months ended December 31,
	2013		2012
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$50,025,012	100.0%	$75,108,458	100.0%
Gross profit	$6,728,656	13.5%	$11,557,276	15.4%
Selling expenses	$9,998,377	20.0%	$7,140,013	9.5%
General and administrative expenses	$6,833,265	13.7%	$7,456,956	9.9%
Loss from operations	$(10,102,986)	(20.2)%	$(3,039,693)	(4.0)%
Other income, net	$127,034	0.3%	$(75,178)	(0.1)%
Impairment of good will	$-	-%	$(1,473,606)	(2.0)%
Change in fair value of purchase option derivative liability	$50,328	0.1%	$13,652	0.0%
Income tax expense	$43,222	0.0%	$(93,886)	(0.1)%
Net loss attributable to controlling interest	$(10,068,808)	(20.1)%	$(4,480,083)	(6.0)%
Net loss attributable to noncontrolling interest	$(694)	(0.0)%	$(856)	(0.0)%

Revenue

Revenue decreased by $25,083,446 or 33.4% period over period, primarily due to our wholesale business, offset by our retail business:

(1)
Retail sales, which accounted for approximately 70.3% of total revenue for the nine months ended December 31, 2013, increased by $4,495,041 or 14.7% to $35,175,061.  Same-store sales increased by approximately $1,160,000 or 4.3%, while online sales contributed approximately $5,530,000 in revenue, an increase of 143.9%.  The increase in same-store sales reflects implementation of key drugstore operational strategies such as promoting sale through our doctors and clinics, as well as modest economic growth in China.  Gross profit decreased by $4,828,620 to $6,728,656 in the nine months ended December 31, 2013 as compared to the same period a year ago. Retail margin, however, slightly fell from 25.2% to 22.0% as a result of our promotions in celebration of our pharmacy’s ten-year anniversary.  Our store count decreased to 51 as of December 31, 2013, from 52 a year ago.

(2)
Wholesale revenue, which represented 29.7% of total revenue for the nine months ended December 31, 2013, decreased by $27,054,396 or 64.6%. Since the third quarter of fiscal 2013, we have been and are focusing on profitability rather than sales volume. Although we have been actively courting wholesale customers, we have yet to make significant progress. Until we can qualify as first-tier distributor status with more vendors, we will continue to have limited access to more lucrative sales channels such as hospitals, and do not expect our wholesale business to expand significantly in the immediate future.

Revenue by Segment

The following table breaks down the revenue for our three business segments:

	Nine months ended December 31,
	2013		2012
	Amount	% of total revenue	Amount	% of total revenue	Variance by a mount	% of change
Revenue from retail business
Revenue from drugstores	$29,643,637	59.2%	$28,411,652	37.9%	$1,231,985	4.3%
Revenue from online sales	5,531,424	11.1%	2,268,368	2.9%	3,263,056	143.9%
Sub-total of retail revenue	35,175,061	70.3%	30,680,020	40.8%	4,495,041	14.7%

Revenue from wholesale business	14,849,951	29.7%	41,904,347	55.8%	(27,054,396)	(64.6)%
Revenue from farming business	-	-%	2,524,091	3.4%	(2,524,091)	(100.0)%
Total revenue	$50,025,012	100%	$75,108,458	100%	$(19,271,743)	(27.8)%

The revenue fluctuation period over period reflected the following combined factors:

(1)
Drugstore revenue increased by $1,231,985 or 4.3% period over period.  Same-store sales increased by approximately $1,160,000, including modest increase in sales insurance-covered medications.  Sales attributable to our clinics and from three new stores in Hangzhou and Shanghai contributed approximately $855,000 and $208,000 to revenue, respectively.  On the other hand, we closed 16 stores in the past calendar year.  Although these stores were underperforming, they contributed approximately $1,110,000 in revenue prior to their closures.

(2)
Wholesale revenue decreased by $27,054,396 or 64.6% primarily as a result of changing our sales strategy to focus on profitability. In the first and second quarter of fiscal 2013, we achieved sales volume of approximately $37,535,949 rapidly through competitive pricing. However, we incurred loss as result of low profit margin and rising overhead. Since the third quarter of fiscal 2013, we no longer engage in low margin sales and are focusing on profitability rather than sales volume. As a result, sales in the third quarter of fiscal 2013 amounted to approximately $4,368,398.  Although this strategy may impact our ability to achieve first-tier distributor status, we believe that focusing on profitability rather than volume is critical for our overall operations going forward. Although we continue to focus on profitability in fiscal 2014, especially in the first two quarters, our gross margin was severely impacted by discounted sales during the third quarter. As discussed earlier, we had approximately $673,000 in discounted sales from disposing of certain inventory from our wholesale business during the quarter ended December 31, 2013.

(3)
Online sales increased by $3,263,056 or 143.9% period over period.  We have been working with business-to-consumer online vendors, including Taobao, by posting our products on their online platforms, which direct customers back to our website.  Such arrangement has exposed our online presence to a wider consumer base.  In addition, since the end of 2012, we have spent considerable efforts in identifying popular products that can drive sales.  As a result, we have seen steady growth in online sales.

Gross Profit

Gross profit decreased by $1,784,057 or 20.8% period over period.  Gross margin decreased period over period from 15.4% to 14.5%.  The average gross margin of our three business segments are as follows:

	Nine months ended December 31,
	2013	2012
Average gross margin for retail business	22.0%	25.2%
Average gross margin for wholesale business	(6.8)%	3.6%
Average gross margin for farming business	N/A	90.9%

Retail gross margin decreased primarily due to our promotional campaign. To reward our members during our ten-year anniversary and to attract more customers in a competitive market, we conducted promotional events such as buy-one-get-one-free. Accordingly, we recorded approximately $487,000 in cost of sales associated with such promotions. Excluding the effect of such customer rewards, gross margin is approximately 23.4%, or 1.8% lower than a year ago, which reflects price adjustments that we made. We also made some price adjustments to comply with government price controls, as well as to stay competitive, including with local community hospitals that are able to sell at or near cost as their pharmacies are indirectly subsidized through the government. Accordingly, overall retail gross profit margin decreased.

Wholesale gross margin decreased primarily because we discounted prices for certain products that the new sales and management team decided not to sell in the future.  Products identified by the team were sold at discount at recorded cost of approximately $2,065,000, and there may be additional cost of approximately $545,836 as assessment continues.

Selling and Marketing Expenses

Sales and marketing expenses increased by $2,858,364 or 40.0% period over period mainly due to promotional activities such as product giveaways to our members.  To commemorate our pharmacy’s ten-year anniversary and to foster our members’ loyalty, we rewarded them with complimentary gifts during the six months ended December 31, 2013, at a cost approximately $2,960,000. In contrast, promotional cost was only approximately $530,000 for the nine months ended December 31, 2013. Such expenses as a percentage of revenue increased to 20.0% from 9.5% for the same period a year ago.

General and Administrative Expenses

General and administrative expenses decreased by $623,691 or 8.4% period over period.  Such expenses as a percentage of revenue increased to 13.7% from 9.9% for the same period a year ago as a result of decreasing sales. Since shifting our wholesale strategy at the end of 2012, we have reduced both wholesale staff and administrative expense.  We also closed 16 stores in the nine months ended December 31, 2013, thereby eliminating their associated management expense.  Nevertheless, as discussed earlier, we recorded loss of approximately $998,000.

Our advances to suppliers balance as of December 31, 2013 decreased by $4,401,330 as a result of shipments from vendors received during the quarter.  As a result, we reversed approximately $1,192,038 from the allowance for advance to suppliers account.  On the other hand, we tightened our allowance policy for accounts receivable by reserving 100% for all receivable accounts over three months old.   As a result, we added approximately $1,340,606 of allowance to our accounts receivable. The significant decrease in absolute dollars mainly reflects decrease in allowance for advances to suppliers.

Loss from Operations

As a result of the above, loss from operations increased by $7,063,293 or 232.4% period over period.  Operating margin for the nine months ended December 31, 2013 and 2012 was (20.2)% and (4.0)%, respectively.

Income Taxes

Income tax expense increased by $137,108 period over period.

Net Loss

As a result of the foregoing, net loss increased by $5,588,563 period over period.

Liquidity

In summary, our cash flows for the periods indicated are as follows:

	Nine months ended December 31
	2013	2012
Net cash (used in) provided by operating activities	$(686,132)	$(1,773,687)
Net cash (used in) investing activities	$(1,838,011)	$(505,643)
Net cash provided by (used in) financing activities	$731,666	$2,124,258

For the nine months ended December 31, 2013, cash used in operating activities amounted to $686,132, as opposed to $1,773,687 for the same period a year ago.  The change in cash used in operating activities period over period is primarily attributable to increase of $9,137,925 in inventory, decrease of $1,665,379 in customer deposits and decrease in accounts payable of $1,791,841, offset by cash increase of $16,111,880 in advances to suppliers, and increase in accounts receivable of $7,859,785.

Our operating loss was mainly attributable to non-recurring non-cash loss of inventory disposal of $2.1 million, inventory write-off of approximately $1.0 million in our wholesale business, inventory reserve of $0.54 million, and promotional expense of approximately $3.0 million incurred primarily to commemorate our pharmacy’s 10-year anniversary. As most of these causes were non-cash in nature, our negative operating cash flow was relatively low despite having incurred significant loss.

For the nine months ended December 31, 2013, net cash used in investing activities amounted to $1,838,011, as compared to $505,643 for the same period a year ago.  The change in cash used in investing activities period over period is primarily the result of $1,355,290 for purchase of land use right.

For the nine months ended December 31, 2013, net cash provided by financing activities amounted to $731,666, as compared to $2,124,258 in the same period a year ago.  The change in cash used in investing activities period over period is the result of decrease of $1,853,432 in note payables.

At December 31, 2013, we had cash of approximately $3,106,659.    As of December 31, 2013, our total current assets and total current liabilities amounted to $44,680,485 and $37,579,293, respectively, which resulted in a net working capital of $6,555,356.

Our negative operating cash flow reflects losses mainly from our wholesale business. However, since such losses relate to disposal of inventory that the Company decided not to expend significant efforts to sell in the future, they are non-recurring in nature. We therefore do not expect negative operating cash flow to continue in the future.

Capital Resources

As reflected in our consolidated financial statements, we had net loss for the nine months ended December 31, 2013.  We have taken measures to address this, such as qualifying all of our stores in Hangzhou to accept state-sponsored insurance, further growing our online pharmacy and trying to open additional in-store clinics to drive customer traffic.  We have also adjusted our wholesale strategy to favor profitability over immediate growth, even though this will significantly lower our wholesale revenue in the near term.

As of December 31, 2013, we had approximately $10.2 million of receivables, $6.7 million in advances and $19.2 million in accounts payable.  The advances are prepayments to vendors such as drug manufacturers and other distributors. We typically receive products from these vendors within three to nine months after making prepayments.  In connection with the transitioning of our wholesale management and sales team, we took delivery of large amount of products from certain vendors during this quarter, which in turn necessitated making certain discounted sales also during the quarter. We believe such sales are non-recurring and should not affect our long-term operating cash flow. Looking forward, our new wholesale team will leverage its over twenty years of industry experience to seek out potential customers such as local hospitals. As profit margin for sales to hospitals tend to be higher than sales to other wholesale customers, sales of existing inventory to hospitals can potentially generate positive cash flow for our wholesale operation in the future. Additionally, the new team will establish an OTC department aimed to supply other pharmacies which, if successful, can potentially accelerate inventory disposal. The new team is also tasked with exploring rural market outside Zhejiang Province, which can potentially become a new revenue source in the future. However, we may have difficulty settling and collecting additional advances if we do not continue purchasing from some of the other vendors.  In the event that we do not receive timely payment on our receivables, are unable to timely liquidate our advances against inventory purchase and/or are required to pay our accounts payable we may need additional capital resources, which we may or may not be able to obtain. Although we are seeking debt and equity financing opportunities, we may not able to obtain them within a short period of time. Even if we do find a source of additional capital, we may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures.  Such reductions could materially and adversely affect our business and ability to compete.  Otherwise, we believe that with our projected working capital for the next twelve months, we will be able to meet our obligations for the next twelve months.  However, if we are to acquire additional businesses or further expand our operations, we may need additional capital, which may not be available on terms favorable to us or at all.

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

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending December 31,	Retail drugstores	Drug wholesale	Herb farming	Total amount
2014	$2,158,836	$239,897	$-	$2,398,733
2015	2,567,917	272,436	-	2,840,353
2016	1,165,437	289,826	-	1,455,263
2017	854,137	289,826	-	1,143,963
2018	667,929	289,826	-	957,755
Thereafter	952,778	321,706	-	1,274,484

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	December 31, 2013	March 31, 2013	December 31, 2012
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1637	USD1: RMB 0.1594	USD1: RMB 0.1587

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1623	USD1: RMB 0.1586	USD1: RMB 0.1586

No representation is made that RMB amounts have been, or would be, converted into USD at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level.

Accounting and Finance Personnel Weaknesses - In our annual report on Form 10-K for the year ended March 31, 2013, we reported certain weaknesses involving control activities, primarily accounting and finance personnel weaknesses. Our current accounting staff remains relatively inexperienced in U.S. GAAP-based reporting and requires additional training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.

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

As of and for the nine months ended December 31, 2013, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended March 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Kerrisdale (1)
3.2	Certificate of Amendment to Articles of Incorporation of Kerrisdale filed with the Nevada Secretary of State on July 14, 2008 (2)
3.3	Articles of Merger between Kerrisdale Mining and China Jo-Jo Drugstores, Inc. filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws (1)
3.5	Text of Amendments to the Bylaws (2)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (4)
10.1	Letter Agreement between the registrant and Genghua Gu as of December 9, 2013 (5)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
101.INS	XBRL Instance Document* **
101.SCH	XBRL Taxonomy Extension Schema Document* **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

*	Filed herewith.
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

(1)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on November 28, 2007
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 15, 2008
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 24, 2009
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 30, 2009
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 12, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: February 19, 2014	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer

Date: February 19, 2014	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer