Form 10-K
period 2014-03-31
CHINA JO-JO DRUGSTORES, INC.
filed 2014-06-27
CIK 1413263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________
Commission File Number: 001-34711

CHINA JO-JO DRUGSTORES, INC.
(Exact name of issuer as specified in its charter)

Nevada	98-0557852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1st Floor, Yuzheng Plaza, No. 76, Yuhuangshan Road Hangzhou, Zhejiang Province People’s Republic of China	310002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+86 (571) 88077078

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5.31 million, based on a closing price of $0.70 per share of common stock as reported on the NASDAQ Stock Market on such date.

As of June 24, 2014, the registrant had 14,416,022 shares of common stock outstanding.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2014

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We file reports with the Securities and Exchange Commission (the “SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F. Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the registrant.

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

PART I

ITEM 1.BUSINESS.

Overview

We are a retailer and distributor of pharmaceutical and other healthcare products typically found in a retail pharmacy in the People’s Republic of China (“PRC” or “China”). Prior to acquiring Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) in August 2011 (see “Our Corporate History and Structure - HJ Group” below), we were primarily a retail pharmacy operator. We currently have forty eight (48) store locations under the store brand “Jiuzhou Grand Pharmacy” in Hangzhou.

Our “Quannuo Grand Pharmacy” store in Hangzhou ceased operation in the last quarter of fiscal year 2013, and we expect to unwind the store and dissolve the subsidiary operating it in the near future.

Our stores provide customers with a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicine (“TCM”), personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. Three (3) stores have adjacent medical clinics offering urgent care (to provide treatment for minor ailments such as sprains, minor lacerations, and dizziness that can be treated on an outpatient basis), TCM (including acupuncture, therapeutic massage, and cupping) and minor outpatient surgical treatments (such as suturing). Store locations vary in size, but presently average approximately 210 square meters. We attempt to tailor each store’s product offerings, physician access, and operating hours to suit the community where the store is located.

We operate our pharmacies (including the medical clinics) through the following companies in China that we control through contractual arrangements:

•	Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), which we control contractually, operates our “Jiuzhou Grand Pharmacy” stores;

•	Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”), which we control contractually, operates one (1) of our two (2) medical clinics; and

•	Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”), which we control contractually, operates our other medical clinics.

Until February 2014, when all our Shanghai stores ceased business operations, we had five (5) stores in Shanghai that were operated through the following companies in China that we controlled through contractual arrangements:

•	Shanghai Lydia Grand Pharmacy Co., Ltd. (“Shanghai Lydia”), wholly-owned by Jiuzhou Pharmacy, operates our “Lydia Grand Pharmacy” and “Lydia Chaling Grand Pharmacy” stores in Shanghai;

•	Shanghai Lydia Zhongxing Grand Pharmacy Co., Ltd. (“Shanghai Zhongxing”), 99% owned by Shanghai Lydia, operates our “Lydia Zhongxing Grand Pharmacy” store in Shanghai;

•	Shanghai Lydia Trading Co., Ltd. (“Lydia Trading”), wholly-owned by Shanghai Lydia, operates our “Lydia Weifang Grand Pharmacy” store in Shanghai; and

•	Shanghai Lydia Zhenguang Grand Pharmacy Co., Ltd. (“Shanghai Zhenguang”), wholly-owned by Shanghai Lydia, operates our “Lydia Zhenguang Grand Pharmacy” store in Shanghai.

The registrations of Shanghai Zhongxing, Lydia Trading, and Shanghai Zhenguang with China’s State Administration for Industry and Commerce (the “SAIC”) have already been cancelled. Shanghai Lydia is currently de-registering with the SAIC, a process which is expected to be completed in the next two months.

We also retail OTC drugs and nutritional supplements through a website (www.dada360.com) that we operate through Zhejiang Shouantang Pharmaceutical Technology Co., Ltd. (“Shouantang Technology”), a wholly-owned subsidiary, and its subsidiary, Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”). For the fiscal year ended March 31, 2014, retail revenue, including pharmacies, medical clinics and online sales, accounted for approximately 72.0% of our total revenue.

Since August 2011, we have operated a wholesale business through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. Jiuxin Medicine is wholly owned by Jiuzhou Pharmacy. For the fiscal year March 31, 2014, wholesale revenue accounted for approximately 28.0% of our total revenue.

We also have an herb farming business cultivating and wholesaling herbs used for TCM. This business is conducted through Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary. During the fiscal year ended March 31, 2014, we generated no revenue from our herb farming business.

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

On July 14, 2008, we amended our Articles of Incorporation to change our authorized capital stock from 75,000,000 shares of common stock, par value $0.001 per share, to 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock is “blank check,” and our Board of Directors has the right to set its designations, preferences, limitations, privileges, qualifications, dividend, conversion, voting, and other special or relative rights.

On September 17, 2009, we acquired control of Renovation Investment (Hong Kong) Co., Ltd., a limited liability company incorporated in Hong Kong on September 2, 2008 (“Renovation”), pursuant to a share exchange agreement.

On September 24, 2009, we amended our Articles of Incorporation to change our name from “Kerrisdale Mining Corporation” to “China Jo-Jo Drugstores, Inc.”

On April 9, 2010, we implemented a 1-for-2 reverse stock split of our issued and outstanding shares of common stock and a proportional reduction of our authorized shares of common stock, by filing a Certificate of Change pursuant to Nevada Revised Statutes 78.209 with the Nevada Secretary of State on April 6, 2010. All share information in this report takes into account this reverse stock split.

On April 28, 2010, we completed a registered public offering of 3,500,000 shares of our common stock at a price of $5.00 per share, resulting in gross proceeds to us, prior to deducting underwriting discounts, commissions and offering expenses, of approximately $17,500,000.

Renovation

Renovation was formed by the owners of HJ Group as a special purpose vehicle to raise capital overseas, in accordance with requirements of China’s State Administration of Foreign Exchange (“SAFE”). SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for Financing and Round-Trip Investment Undertaken by Domestic Residents Through Overseas Special-Purpose Vehicles (“Circular No. 75”) on October 21, 2005. To further clarify the implementation of Circular 75, on May 31, 2007, SAFE issued a supplementary official notice known as Hi Zhong Fa [2007] No. 106 (“Circular 106”). Circular 75 and Circular 106 require the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, the owners of HJ Group submitted their applications to SAFE on July 25, 2008. On August 16, 2008, SAFE approved the applications, permitting these Chinese nationals to establish Renovation as an offshore, special purpose vehicle which was permitted to have foreign ownership and participate in foreign capital raising activities. After SAFE’s approval, the owners of HJ Group became holders of one hundred percent (100%) of Renovation’s issued and outstanding capital stock on September 2, 2008. See “Relevant PRC Regulations - SAFE Registration” below.

Jiuxin Management

Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) was organized in the PRC on October 14, 2008. Since all of its issued and outstanding capital stock is held by Renovation, a Hong Kong company, Jiuxin Management is deemed a “wholly foreign owned enterprise” (“WFOE”) under applicable PRC laws.

On February 27, 2012, Jiuxin Management, Shouantang Technology and our three (3) key personnel, Mr. Lei Liu, Mr. Chong’an Jin, and Ms. Li Qi (the “Key Personnel”), organized Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”), with forty nine percent (49%) of its equity interests held by Jiuxin Management and Shouantang Technology, and the remaining fifty one percent (51%) held by the Key Personnel. In May 2012, the Key Personnel gave control of their fifty one percent (51%) ownership to Jiuxin Management through contractual arrangements, thereby giving us one hundred percent (100%) control of Jiuying Pharmacy’s business operations. Jiuying Pharmacy ceased operations as of December 31, 2012, and was dissolved on January 7, 2013.

Jiutong Medical

Hangzhou Jiutong Medical Technology Co., Ltd. (“Jiutong Medical”) was organized in the PRC on December 20, 2011. Like Jiuxin Management, Jiutong Medical is also deemed a WFOE because it is wholly owned by Renovation. In November 2013, Jiutong Medical acquired the right to use of a piece of land, on which we plan to establish an herb processing plant in the future.

Shouantang Technology

Shouantang Technology was organized in the PRC on July 16, 2010. Like Jiuxin Management and Jiutong Medical, it is also deemed a WFOE because it is wholly owned by Renovation.

In November 2010, Shouantang Technology acquired one hundred percent (100%) of Quannuo Technology and its wholly-owned subsidiary, Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), pursuant to an equity ownership transfer agreement. Quannuo Technology was organized in the PRC on July 7, 2009, and Hangzhou Quannuo on July 8, 2010. Hangzhou Quannuo currently has no operations.

On August 1, 2012, Shouantang Technology dissolved Tonglu Lydia Agriculture Development Co., Ltd. (“Tonglu Lydia”), a wholly-owned subsidiary organized on June 24, 2011. Prior to its dissolution, Tonglu Lydia did not have any operations.

Qianhong Agriculture

Qianhong Agriculture was organized in the PRC on August 10, 2010.

Shouantang Health

Hangzhou Shouantang Health Management Co. Ltd. (“Shouantang Health”) was organized in the PRC on December 18, 2013.

HJ Group

Jiuzhou Pharmacy is a PRC limited liability company established on September 9, 2003 by the Key Personnel: Mr. Lei Liu (55%), Mr. Chong’an Jin (23%) and Ms. Li Qi (22%). Jiuzhou Pharmacy currently has two (2) subsidiaries, of which one (1) is expected to dissolve in the next two (2) months:

•	Shanghai Lydia was organized in the PRC on January 17, 2011. However, it ceased operations in February 2014, and is expected to have its SAIC registration cancelled within two (2) months.

•
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

Jiuzhou Clinic is a PRC general partnership established on October 10, 2003 by the Key Personnel: Mr. Liu (39%), Mr. Jin (31%) and Ms. Qi (30%). Jiuzhou Clinic is a medical practice currently operating adjacent to the “Jiuzhou Grand Pharmacy” store in Daguan, providing primary, urgent, minor surgical, and traditional medical care services. Additionally, Jiuzhou Clinic’s physicians consult with and examine patients at other “Jiuzhou Grand Pharmacy” stores.

Jiuzhou Service is a PRC limited liability company established on November 2, 2005 by the Key Personnel: Mr. Liu (39%), Mr. Jin (31%) and Ms. Qi (30%). Jiuzhou Service is licensed as a healthcare management company and currently manages the medical clinic operating adjacent to the “Jiuzhou Grand Pharmacy” store in Wenhua, providing services similar to those at the Daguan clinic. Shouantang Health is a subsidiary of Jiuzhou Service that was established in December 2013

We control HJ Group through contractual arrangements. See “Contractual Arrangements with HJ Group and the Key Personnel” below.

Contractual Arrangements with HJ Group and the Key Personnel

Our relationships with HJ Group and the Key Personnel are governed by a series of contractual arrangements that they have entered into with Jiuxin Management.

PRC regulations on foreign investment currently permit foreign companies to establish or invest in WFOEs or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China. For retail sales, however, these regulations restrict the number and size of pharmacies that a foreign investor may own. If a chain operates more than thirty (30) stores and sells branded pharmaceutical products from different suppliers, a foreign investor may own only up to forty nine percent (49%) of such chain. The contractual arrangements with Jiuzhou Pharmacy enable us to bypass such restrictions, since neither we nor our subsidiaries own equity interests in Jiuzhou Pharmacy, while at the same time we retain control of its drugstore chain by virtue of the contractual arrangements.

Similarly, PRC regulations place certain restrictions on foreign ownership of medical practice. Foreign investors can only acquire ownership interests through a Sino-foreign joint venture and not through a WFOE. Since we do not have actual equity interests in Jiuzhou Clinic or Jiuzhou Service, and instead control these entities through contractual arrangements, such regulations do not apply to us or our structure.

Under PRC laws, Jiuxin Management, Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic are each independent business entities not exposed or subject to the liabilities incurred by any of the other three (3) entities. The contractual arrangements constitute valid and binding obligations of the parties to such agreements. Each of the contractual arrangements, and the rights and obligations of the parties thereto, are enforceable and valid in accordance with the laws of the PRC. These contractual arrangements, as amended and in effect, include the following:

Consulting Services Agreement.  Pursuant to certain exclusive consulting services agreements (the “Consulting Services Agreement”), Jiuxin Management has the exclusive right to provide Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic with general business operation services, including advice and strategic planning, as well as consulting services related to their current and future operations (the “Services”). Additionally, Jiuxin Management owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic must each pay a quarterly consulting services fee in RMB to Jiuxin Management that is equal to its profits for such quarter. This agreement is in effect until and unless terminated by written notice of a party to the agreement in the event that: (a) a party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (b) Jiuxin Management terminates its operations; or (c) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement. Jiuxin Management may also terminate the agreement with any of Jiuzhou Pharmacy, Jiuzhou Medical or Jiuzhou Clinic if one of them breaches the terms of the agreement, or without cause.

Operating Agreement.  Pursuant to the operating agreement, Jiuxin Management agrees to guarantee the contractual performance by Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic of their agreements with any third party. In return, the Key Personnel must appoint designees of Jiuxin Management to the boards of directors and senior management of Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic. In addition, each of Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic agrees to pledge its accounts receivable and all of its assets to Jiuxin Management. Moreover, without the prior consent of Jiuxin Management, Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic cannot engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party, or transfer of any agreements relating to their business operations to any third party. They must also abide by corporate policies set by Jiuxin Management with respect to their daily operations, financial management and employment issues. The term of this agreement is from August 1, 2009 until the maximum period of time permitted by law. Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic cannot terminate this agreement.

Equity Pledge Agreement.  Pursuant to certain equity pledge agreements (the “Equity Pledge Agreement”), the Key Personnel have pledged all of their equity interests in Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic to Jiuxin Management in order to guarantee these companies’ performance of their respective obligations under the Consulting Services Agreement. If these companies or the Key Personnel breach their respective contractual obligations, Jiuxin Management, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Key Personnel have also agreed that upon occurrence of any event of default, Jiuxin Management shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Key Personnel to carry out the security provisions of this agreement, and to take any action and execute any instrument that Jiuxin Management may deem necessary or advisable to accomplish the purposes of this agreement. The Key Personnel agree not to dispose of the pledged equity interests or take any actions that would prejudice Jiuxin Management’s interests. This agreement will expire two (2) years after the obligations of Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic under the Consulting Services Agreement have been fulfilled.

Option Agreement.  Pursuant to the option agreement, the Key Personnel irrevocably grant Jiuxin Management or its designee an exclusive option to purchase, to the extent permitted under PRC law, all or part of their equity interests in Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Jiuxin Management or its designee has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is from August 1, 2009 until the maximum period of time permitted by law.

Proxy Agreement.  Pursuant to the proxy agreement, the Key Personnel irrevocably grant a designee of Jiuxin Management the right to exercise the voting and other ownership rights of the Key Personnel in Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic, including the rights to (i) attend any meeting of the Key Personnel (or participate by written consent in lieu of such meeting) in accordance with applicable laws and each company’s incorporating documents, (ii) sell or transfer all or any of the equity interests of the Key Personnel in these companies, and (iii) appoint and vote for the companies’ directors. The proxy agreement may be terminated by mutual consent of the parties or upon thirty (30) days’ written notice from Jiuxin Management.

Other than as pursuant to the foregoing contractual arrangements, Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic cannot transfer any funds generated from their respective operations. The contractual arrangements were originally entered into on August 1, 2009, and amended on October 27, 2009.

Our Current Corporate Structure

The following diagram illustrates our current corporate structure:

Our Business

Pharmacies

We currently have forty eight (48) pharmacies throughout Hangzhou, the provincial capital of Zhejiang. We also had five (5) pharmacies in Shanghai, but they ceased operations in February 2014. Pharmacy sales accounted for approximately 83.6% of our retail revenue, and 60.6% of our total revenue, for the fiscal year ended March 31, 2014. We offer primarily third-party products at our pharmacies, including:

•
Approximately 1,499 prescription drugs (287 of which require a physician’s prescription, and the rest require customer personal information registration only), sales of which accounted for approximately 41.5% of our retail revenue for the fiscal year ended March 31, 2014;

•	Approximately 1,441 OTC drugs, sales of which accounted for approximately 36.2% of our retail revenue for the fiscal year ended March 31, 2014;

•
Approximately 436 nutritional supplements, including a variety of healthcare supplements, vitamin, mineral and dietary products, sales of which accounted for approximately 5.7% of our retail revenue for the fiscal year ended March 31, 2014;

•
TCM, including drinkable herbal remedies and pre-packaged herbal mixtures for making soup, sales of which accounted for approximately 6.8% of our retail revenue for the fiscal year ended March 31, 2014;

•
Sundry products (i.e., personal care products such as skin care, hair care and beauty products, convenience products such as soft drinks, packaged snacks, and other consumables, cleaning agents, stationeries, and seasonal and promotional items tailored to local consumer demand for convenience and quality), sales of which accounted for approximately 4.0% of our retail revenue for the fiscal year ended March 31, 2014; and

•
Medical devices (i.e., family planning and birth control products, early pregnancy test products, portable electronic diagnostic apparatus, rehabilitation equipment, and surgical tools such as hemostats, needle forceps and surgical scissors), sales of which accounted for approximately 5.8% of our retail revenue for the fiscal year ended March 31, 2014.

We favor retail locations in well-established residential communities with relatively concentrated consumer purchasing power, and evaluate potential store sites to assess consumer traffic, visibility and convenience. Depending on its size, each drugstore has between two (2) to twelve (12) pharmacists on staff, all of whom are properly licensed. We accept prescriptions only from licensed health care providers, and verify the validity, accuracy, and completeness of all prescriptions. We also ask all prescription customers to disclose their drug allergies, current medical conditions, and current medications. Each pharmacy also maintains a TCM counter staffed by licensed herbalists.

After opening, a location may take up to one hundred and eighty (180) days to achieve our projected revenue goals for that particular location. Various factors influence individual store revenue including, but not limited to: location, nearby competition, local population demographics, square footage, and government insurance coverage. During the fiscal year ended March 31, 2014, we closed all five (5) Shanghai locations due to underperformance. With the exception of Shanghai Lydia, we have also canceled their SAIC registrations. We expect that Shanghai Lydia’s SAIC registration will be cancelled within the next two months.

All of our forty eight (48) drugstores are located in Hangzhou.

To enhance customer experience, we have licensed physicians available at several of “Jiuzhou Grand Pharmacy” locations for consultation, examination and treatment of common ailments at scheduled hours. In addition, our Daguan and Wenhua stores have adjoining medical clinics that provide urgent care (such as sprains, minor lacerations, and dizziness), TCM treatments (including acupuncture, therapeutic massage, moxibustion, and cupping), and minor outpatient surgical treatments (such as suturing). In August 2013, we opened a large-scale clinic inside our drugstore in the Xiasha District in Hangzhou in order to boost drugstore sales. In the future, we expect to expand our medical clinics along with the expansion of our drugstores.

To ensure quality and personal attention for patients, we employ only licensed doctors and certified nurses and technicians, and patient treatments at our three (3) clinics follow nationally established clinical practice guidelines from China’s Ministry of Health. We currently have thirty seven (37) physicians and twenty two (22) clinic staff. In-store consultations and examinations by our physicians are provided free-of-charge to ensure that customers are being prescribed and taking the appropriate medicines for their ailments, and to afford customers convenience.

We view our medical services as more consumer-driven than other health care specialties, because consumers requiring the types of medical services that we provide often seek treatment on their own accord. We have developed our medical services to respond to the public need for convenient access to medical consultations and/or care and the significant savings that we can provide as compared to a more traditional medical setting such as a hospital. Many of our patients often need immediate access to medical services, do not have a regular physician, or may lack suitable alternatives. Patient flow is derived from the physical presence of our drugstores, not from pre-existing doctor-patient relationships or referrals from other healthcare providers.

We generate limited revenue directly from our clinics.

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

Online sales accounted for approximately 15.9% of our retail revenue, and 11.4% of our total revenue, for the fiscal year ended March 31, 2014.

Wholesale

Since acquiring Jiuxin Medicine in August 2011, we have been distributing similar third-party products offered at our pharmacies primarily to drug distributors throughout China, including:

•	Approximately 966 prescription drugs, the sales of which accounted for approximately 74.3% of our wholesale revenue for the fiscal year ended March 31, 2014;

•	Approximately 949 OTC drugs, the sales of which accounted for approximately 5.5% of our wholesale revenue for the fiscal year ended March 31, 2014;

•	Approximately 456 nutritional supplements, the sales of which accounted for approximately 1.4% of our wholesale revenue for the fiscal year ended March 31, 2014;

•	TCM products, the sales of which accounted for approximately 0.0% of our wholesale revenue for the fiscal year ended March 31, 2014;

•	Sundry products, the sales of which accounted for approximately 18.8% of our wholesale revenue for the fiscal year ended March 31, 2014; and

•	Medical devices, the sales of which accounted for approximately 0.0% of our wholesale revenue for the fiscal year ended March 31, 2014.

Our initial wholesale strategy was to scale the size of Jiuxin Medicine’s business as quickly as possible through very competitive prices so that we could qualify to sell directly to hospital-affiliated pharmacies, which we estimate to represent over eighty percent (80%) of the pharmacies in China. However, that strategy has largely proven unprofitable, so we refocused our strategy on profitability starting in the third quarter of fiscal 2013. Wholesale revenue accounted for approximately 28.0% of our total revenue for the fiscal year ended March 31, 2014.

Herb Farming

Since 2010, we have been cultivating ten (10) types of herbs used for TCM in Lin’an approximately thirty (30) miles from Hangzhou. Herbs such as fructus rubi (used in TCM to promote blood circulation), white atractylodes rhizome (used in TCM to treat physical and mental fatigue), atractylodes macrocephala (used in TCM to control sweating), Ginkgo seeds (used in TCM to treat asthma), and maidenhair trees, are planted on approximately forty eight (48) acres of leased land, and have been harvested since the third quarter of fiscal 2013.

Actual planting, cultivating and harvesting are done by local farmers organized and managed by the local village government. The farmers are compensated for their labor on an hourly basis. We also employ agricultural specialists under Qianhong Agriculture to monitor the farming activities. Harvested herbs are currently sold to a local vendor.

Herb farming revenue accounted for no revenue for the fiscal year ended March 31, 2014.

Our Customers

Retail Customers

For the fiscal year ended March 31, 2014, our pharmacies collectively served an average of approximately 12,000 customers per day. We periodically conduct qualitative customer surveys to help us build a stronger understanding of our market position and our customers’ purchasing habits.

Pharmacy customers pay by cash, debit or credit card, or medical insurance cards under Hangzhou and Zhejiang’s medical insurance programs. During the fiscal year ended March 31, 2014, approximately 31.2% of our pharmacy revenue came from cash sales, 54.3% from Hangzhou’s medical insurance cards (where most of our pharmacies are located), and 14.5% from debit and credit cards, Zhejiang’s medical insurance cards and other charge cards.

We maintain strict cash control procedures at our pharmacies. Our integrated information management system records the details of each sale, which we control from our headquarters. Depending on each location’s sales activities, cash may be deposited daily or several times per week in designated bank accounts.

For sales made to eligible participants in the national medical insurance program, we generally obtain payments from the relevant government social security bureaus on a monthly basis. See “Relevant PRC Regulations - Reimbursement under the National Medical Insurance Program.” According to relevant regulations, a drugstore must operate for at least one (1) year before it can apply to be licensed to accept Hangzhou’s medical insurance cards. As of the date of this report, forty six (46) of our forty eight (48) “Jiuzhou Grand Pharmacy” stores are licensed to accept medical insurance cards while two (2) are awaiting approval. Those of our stores that accept medical insurance cards are designated as such by clear signage on their storefront windows.

Our online customers mainly consist of consumers under thirty five (35) years of age. While our website is accessible throughout China, approximately forty percent (40%) of our online sales during the fiscal year ended March 31, 2014, were from Zhejiang and neighboring Jiangsu and Shanghai.

Wholesale Customers

Our wholesale customers are primarily third-party trading companies that purchase from us to resell to pharmacies throughout China. We also supply to some hospitals and pharmacies, although they collectively make up less than 10.0% of our wholesale customers currently.

Herb Farming Customers

Our farming customers primarily include trading companies. For the fiscal year ended March, 31, 2014, we have not harvested or sold any herbs.

Marketing and Promotion

Our marketing and promotion efforts are focused on our retail segment, particularly our pharmacies, and our strategy is to build brand recognition, increase customer traffic to our stores, attract new customers, build strong customer loyalty, maximize repeat customer visits, and develop incremental revenue opportunities.

Our marketing department designs chain-wide marketing efforts while each store designs local promotions based on local demographics and market conditions. We also launch single store promotional campaigns and community activities in connection with the opening of new stores. Our store managers and staff are also encouraged to propose their own advertising and promotional plans, including holiday promotions, posters and billboards. In addition, we offer special discounts and gift promotions for selected merchandise periodically in conjunction with our suppliers’ marketing programs. We also provide ancillary services such as providing free blood pressure readings in our stores.

Many of our promotional programs are designed to encourage manufacturers to invest resources to market their brands within our stores. We charge manufacturers promotional fees in exchange for granting them the right to promote and display their products in our stores during promotional periods. We also allow manufacturers and distributors to station salespeople in our stores to promote their products, for which we receive a fee. Since manufacturers provide purchasing incentives and information to help customers to make informed purchase decisions, we believe that manufacturer-led promotions improve our customers’ shopping experience. We work to maintain strong inventory positions for merchandise featured in our promotions, as we believe this increases the effectiveness of our spending on promotional activities.

We run advertisements periodically in selected newspapers to promote our brands and the products carried in our stores. Under our agreements with certain newspapers, we run one-page weekly or monthly advertisements in these newspapers, and the newspapers publish healthcare-related feature articles relating to our advertised products on or around the dates of our advertisements. We also promote our brands and products using billboards and radio and television commercials. Depending on our agreement with a particular manufacturer, advertising expenses are borne either by us, the manufacturer of the products being advertised, or are shared as a joint expense. Our advertisements are designed to promote our brands, our corporate image and the prices of products available for sale in our stores.

As part of our marketing campaign, we offer rewards cards to customers, which provide certain exclusive discounts. After a customer signs up for the rewards card, we communicate via the customer’s preferred method: e-mail, traditional mail or text messages. For the fiscal year ended March 31, 2014, approximately 73.0% of our customers used their rewards card to make purchases. We intend to further extend this program to enhance the customer experience and for customer retention.

Our clinic staff also regularly offers free seminars and outreach programs covering various health issues that are topical to the communities where our stores are located. Such events are designed not only to raise public health awareness, but to reach potential customers for our drugstores.

To promote our online business, we are cooperating with Taobao, the largest online vendor in China, to help raise awareness among potential customers. Taobao lists our products on their platform, which then directs consumers back to our website to make their purchases.

Logistics

We use Jiuxin Medicine’s resources to support our logistics needs in Hangzhou. Such resources include its 8,000 square meters facility located approximately seven (7) miles from our headquarters, which serves as our central distribution center. Jiuxin Medicine’s staff and vehicles make regular deliveries to our pharmacies and wholesale customers.

We employ third-party logistics companies for deliveries to our pharmacies and wholesale customers outside Hangzhou. We believe that reliable logistics providers are readily available and can be replaced without any material interruptions to our business.

Suppliers

We currently source retail products from approximately 400 suppliers, including trading companies and direct manufacturers. We source wholesale products from approximately 100 suppliers, including many of those that provide our retail products. For the fiscal year ended March 31, 2014, only one (1) supplier, Shanxi Tianshili Pharmaceutical Co., Ltd., accounted for more than ten percent (10.0%) of our total purchases and total purchase deposits. This supplier is neither related to nor affiliated with us.

We believe that competitive sources are readily available for substantially all of the products we require for our retail and wholesale businesses. As such, we believe that we can change suppliers without any material interruption to our business. To date, we have not experienced any significant difficulty in sourcing our requirements.

Quality Control

We place strong emphasis on quality control, which starts with procurement. In addition to their market acceptance and costs, we select products based on Good Manufacturing Practice and Good Supply Practice (“GSP”) compliance status of their suppliers. We also assess product quality based on the facilities and capabilities of its manufacturer, including technology, packaging and logistics. We conduct random quality inspections of each batch of products we procure, and replace any supplier who fails to pass such inspections.

We also enforce strict quality control measures at our distribution center. All products are screened upon their arrival, and those with evidence of defects or damages are immediately rejected. Products that pass the screening process are recorded and stored strictly according to each manufacturer’s temperature and other requirements. Products (for both our pharmacies and wholesale customers) are verified against the appropriate delivery orders prior to leaving the facility. We use vehicles with cold-temperature storage to make deliveries as necessary.

All of our pharmacy employees participate in a mandatory thirty six (36) hour training program regarding quality control annually, and we regularly dispatch quality inspectors to our stores to monitor the service quality of our staff.

Competition

The drugstore industry in China is intensely competitive, rapidly evolving and highly fragmented. We compete on the basis of store location, merchandise selection, prices and brand recognition. Many of our competitors include large, national drugstore chains that may have more financial resources, stronger brand strength, and management expertise than us, including China Nepstar Chain Drugstore Ltd., LBX Pharmacy, and Tian Tian Hao Grand Pharmacy. Other competitors include local and independent drugstores and government-operated pharmacies, as well as discount stores, convenience stores, and supermarkets with respect to sundry and other non-medicinal products that we carry.

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

The online pharmacy is an emerging business in China. We are competing with other online vendors that may be supported by major drugstore chains or initiated by smaller local drugstore chains. In order to compete effectively, we are cooperating with Taobao, the largest online vendor in China. We also put in significant efforts selecting products we believe are most suitable for online sales, such as those we have the exclusive right to sell.

China’s herb market is highly specialized. As we have very limited experience in such market, we currently sell the majority of our harvested herbs to a local vendor.

Intellectual Property

We currently have the following trademarks registered with the Trademark Office of the SAIC:

•
“Jiuzhou Tongxin,” a Classes 5 and 35 trademark (for pharmaceuticals and advertisement) issued on February 14, 2011 and registered under Jiuzhou Pharmacy, that we plan to use to brand certain products that we may sell in our stores;

•	“Jiuzhou,” a Class 44 trademark (for medical services) issued in June 2012 and registered under Jiuzhou Pharmacy, that we plan to use to brand our medical services;

•
“Lydia,” a Classes 5, 10, 30, 35 and 44 trademark (for pharmaceuticals, construction, food, advertisement and medical services) issued in October 2011 and registered under Jiuzhou Pharmacy, that we plan to use to brand certain products that we may sell in our stores in Shanghai;

•
“Shouantang,” a Classes 5, 10, 30, 35 and 44 trademark (for pharmaceuticals, construction, food, advertisement and medical services) issued in October 2011 and registered under Jiuzhou Pharmacy, that we are using to brand certain products that we sell in our stores; and

•	“Jinyuliangyan,” a Classes 29 trademark (for food and oil) issued in June 2011 and registered under Jiuzhou Pharmacy, that we are using to brand certain products that we sell in our stores; and

We have also applied to register one (1) trademark under Jiuzhou Service, and expect it to be registered sometime within the next twelve (12) months. We own and operate the following websites: www.dada360.com (for online sales), www.jiuzhou-drugstore.com (our corporate website used in China), and www.chinajojodrugstores.com (our English-language corporate website). We also own two (2) inactive domain names. We do not own any patents, nor do we have any pending patent applications, and we are not a beneficiary of any licenses, franchises, concessions or royalty agreements.

All of our employees are required to enter into written employment agreements with us, pursuant to which they are subject to confidentiality obligations.

Employees

As of March 31, 2014, we had 689 employees combined in our retail and wholesale operations, including 659 full-time and 30 part-time employees. The number of employees for each area of operations, and such employees as a percentage of our total workforce, are as follows:

	As of March 31, 2014
	Employees	Percentage
Non-pharmacist store staff	312	45.28%
Pharmacists	181	26.27%
Management- non-pharmacists	83	12.05%
Physicians	37	5.37%
Non-physician clinic staff	22	3.19%
Wholesale - non-warehouse	39	5.66%
Wholesale - warehouse	15	2.18%
Total	689	100.00%

We place strong emphasis on the quality of our employees at all levels, including in-store pharmacists and store staff who interact with our customers directly. We provide extensive training for newly recruited employees in the first three (3) months of their employment. The training is designed to encompass a number of areas, such as knowledge about our products and how best to interact with our customers. In addition, we regularly carry out training programs on medicinal information, nutritional information, and selling skills for our store staff and in-store pharmacists. We believe these programs have played an important role in strengthening the capabilities of our employees.

Various drug manufacturers also pay us to have their representatives in our drugstores, and accordingly, we train them in our store policies and procedures.

Relevant PRC Regulations

SAFE Registration

In October 2005, SAFE issued Circular 75. Circular 75 regulates foreign exchange matters in relation to the use of a special purpose vehicle by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. The Key Personnel, who are PRC residents, are in compliance with Circular 75 and its implementing circulars.

Dividend Distribution

Under current applicable laws and regulations, each of our consolidated PRC entities, including WFOEs and domestic companies, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities is required to set aside at least ten percent (10%) of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches fifty percent (50%) of its registered capital. These reserves are not distributable as cash dividends. As of March 31, 2014, the accumulated balance of our statutory reserve funds reserves amounted to $1.309 million.

Taxation

The current PRC Enterprise Income Tax Law (the “EIT Law”), and the implementation regulations for the EIT Law issued by China’s State Council, became effective as of January 1, 2008. Under the EIT Law, enterprises are classified as either resident or non-resident enterprises. An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law defines a “de facto management body” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the relatively short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of entities organized under the laws of foreign jurisdictions on a case-by-case basis.

If the PRC tax authorities determine that we are a resident enterprise for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to enterprise income tax at a rate of twenty five percent (25%) on our respective worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, although the EIT Law provides that “dividends, bonuses and other equity investment proceeds between qualified resident enterprises” is exempted income, and the implementing rules of the EIT Law refer to “dividends, bonuses and other equity investment proceeds between qualified resident enterprises” as the investment proceeds obtained by a resident enterprise from its direct investment in another resident enterprise, it is still unclear whether the dividends we receive from Jiuxin Management would be classified as “dividends between qualified resident enterprises” and therefore qualify for tax exemption.

If we are treated as a non-resident enterprise under the EIT Law, then any dividends that we may receive from Jiuxin Management (assuming such dividends were considered sourced within the PRC) (i) may be subject to a five percent (5%) PRC withholding tax, provided that we own more than twenty five percent (25%) of the registered capital of Jiuxin Management incessantly within twelve (12) months immediately prior to obtaining such dividends from Jiuxin Management, and if the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income (the “Arrangement”) is applicable, or (ii) if the Arrangement does not apply (i.e., because the PRC tax authorities may deem us to be a conduit not entitled to treaty benefits), may be subject to a ten percent (10%) PRC withholding tax. Similarly, if we are treated as a non-resident enterprise, and Renovation is treated as a resident enterprise, then any dividends that we receive from Renovation (assuming such dividends were considered sourced within the PRC) may be subject to a ten percent (10%) PRC withholding tax. Any such taxes on dividends could materially reduce the amount of dividends, if any, that we could pay to our shareholders.

Finally, the new “resident enterprise” classification could result in a situation in which a ten percent (10%) PRC tax is imposed on dividends we pay to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a ten percent (10%) PRC income tax if such gain is regarded as income derived from sources within China. In such event, we may be required to withhold a ten percent (10%) PRC tax on any dividends paid to our investors that are non-resident enterprises. Our investors that are non-resident enterprises also may be responsible for paying PRC tax at a rate of ten percent (10%) on any gain realized from the sale or transfer of our common shares in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain.

Moreover, the State Administration of Taxation issued the Notice on Strengthening the Administration of Enterprise Income Tax on Share Transfer Income of Non-Resident Enterprises No. 698 (“Circular 698”) on December 10, 2009, which reinforces taxation on transfer of non-listed shares by non-resident enterprises through overseas holding vehicles. Circular 698 applies retroactively and was deemed to be effective as of January 2008. Pursuant to Circular 698, where (i) a foreign investor who indirectly holds equity interest in a PRC resident enterprise through an offshore holding company indirectly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and (ii) the offshore holding company is located in a jurisdiction where the effective tax rate is lower than twelve and a half percent (12.5%) or where the offshore income of its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that PRC resident enterprise with certain relevant information within thirty (30) days of the transfer. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and there is no reasonable commercial purpose other than avoidance of PRC enterprise income tax, the tax authorities will have the power to conduct a substance-over-form re-assessment of the nature of the equity transfer. A reasonable commercial purpose may be established when the overall offshore structure is set up to comply with the requirements of supervising authorities of international capital markets. If the State Administration of Taxation’s challenge of a transfer is successful, they will deny the existence of the offshore holding company that is used for tax planning purposes. Since Circular 698 has a brief history, there is uncertainty as to its application.

General PRC Government Approval

As a wholesale distributor and retailer of pharmaceutical products, we are subject to regulation and oversight by different levels of the food and drug administration in China, in particular, the SFDA. The Drug Administration Law of the PRC, as amended, provides the basic legal framework for the administration of the production and sale of pharmaceutical products in China and governs the manufacturing, distributing, packaging, pricing, and advertising of pharmaceutical products in China. The corresponding implementation regulations set out detailed rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to business operators, retailers, and foreign-invested companies.

Distribution of Pharmaceutical Products

A distributor of pharmaceutical products must obtain a distribution permit from the relevant provincial- or designated municipal- or county-level SFDA. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel, and equipment. The distribution permit is valid for five (5) years, and the holder must apply for renewal of the permit within six (6) months prior to its expiration. In addition, a pharmaceutical product distributor needs to obtain a business license from the relevant administration for industry and commerce prior to commencing its business. All of our consolidated entities that engage in the retail pharmaceutical business have obtained necessary pharmaceutical distribution permits, and we do not expect to face any difficulties in renewing these permits and/or certifications.

In addition, under the Supervision and Administration Rules on Pharmaceutical Product Distribution, promulgated by the SFDA on January 31, 2007, and effective May 1, 2007, a pharmaceutical product distributor is responsible for its procurement and sales activities and is liable for the actions of its employees or agents in connection with their conduct of distribution on behalf of the distributor. A retail distributor of pharmaceutical products is not allowed to sell prescription pharmaceutical products or Tier A OTC pharmaceutical products listed in the national or provincial medical insurance catalogs without the presence of a certified in-store pharmacist. See “Reimbursement under the National Medical Insurance Program.”

Restrictions on Foreign Ownership of Wholesale or Retail Pharmaceutical Business in China

PRC regulations on foreign investment currently permit foreign companies to establish or invest in WFOEs or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China. For retail sales, these regulations restrict the number and size of pharmacies that a foreign investor may establish. If a foreign investor owns more than thirty (30) stores that sell a variety of branded pharmaceutical products sourced from different suppliers, the foreign investor’s ownership interests in the stores are limited to forty nine percent (49%).

In lieu of equity ownership, our WFOE, Jiuxin Management, has entered into contractual arrangements with Jiuzhou Pharmacy and the Key Personnel.

Good Supply Practice Standards

GSP standards regulate wholesale and retail pharmaceutical product distributors to ensure the quality of distribution of pharmaceutical products in China. All wholesale and retail pharmaceutical product distributors are required to apply for GSP certification within thirty (30) days after obtaining the drug distribution permit. The current applicable GSP standards require pharmaceutical product distributors to implement strict controls on the distribution of medicine products, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management, and quality control. Specifically, the warehouse must be able to store the pharmaceutical products at various required temperatures and humidity, and handle transport, warehouse entries, delivery, and billing by computerized logistics management systems. The GSP certificate is usually valid for five (5) years. Currently, Jiuzhou Pharmacy, Jiuxin Medicine, Hangzhou Quannuo and Shanghai Lydia (which ceased operations in February 2014 but has not yet canceled its SAIC registration) are all GSP certified.

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

Advertisement of Pharmaceutical Products

Under the Advertising Law of PRC, the contents of an advertisement must be true, lawful, without falsehood, and must neither deceive nor mislead consumers. Accordingly, advertisement must be examined by the competent authority prior to its publication or broadcast through any form of media. In addition, advertisement of pharmaceutical products may only be based on a drug’s approved indication of use statement, and may not contain any assurance of a product’s efficiency, treatment efficiency, curative rate, or any other information prohibited by law. Advertisement for certain drugs should include an admonishment to seek a doctor’s advice before purchasing and application. Advertising is prohibited for certain drugs such as anesthetics and psychotropic drugs.

To further prevent misleading advertising of pharmaceutical products, the SAIC and the SFDA jointly promulgated the Standards for Examination and Publication of Advertisements of Pharmaceutical Products and Measures for Examination of Advertisement of Pharmaceutical Products in March 2007. Under these regulations, an approval must be obtained from the provincial level of food and drug administration before a pharmaceutical product may be advertised. In addition, once approved, an advertisement’s content may not be altered without further approval. Such approval, once obtained, is valid for one (1) year.

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

The Product Quality Law of the PRC was enacted in 1993 and amended in 2000 to strengthen the quality control of products and protect consumers’ rights and interests. Under this law, manufacturers and distributors who produce or sell defective products may be subject to confiscation of earnings from such sales, revocation of business licenses, imposition of fines, and, in severe circumstances, may be subject to criminal liability.

The Administrative Measures for Drug Recalls was issued by the SFDA in December 2007, and covers two (2) types of drug recalls, namely voluntary recalls and compulsory recalls. Under such regulation, wholesalers are obliged to assist drug manufacturers with any drug recall. In addition, a wholesaler must immediately cease to sell any drug that the wholesaler learns has any safety issues, and must immediately notify the manufacturer or its supplier as well as report the matter to the SFDA.

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

Price Controls

The retail prices of some pharmaceutical products sold in China, primarily those included in the national and provincial medical insurance catalogs and those pharmaceutical products whose production or distribution are deemed to constitute monopolies, are subject to price controls in the form of fixed prices (for non-profit medical institutions) or price ceilings. Manufacturers or distributors cannot freely set or change the retail price of any price-controlled product above the applicable price ceiling or deviate from the applicable government-imposed price. The prices of medicines that are not subject to price controls are determined freely at the discretion of the respective pharmaceutical companies, subject to notification to the provincial pricing authorities.

The retail prices of medicines that are subject to price controls are administered by the Price Control Office of the National Development and Reform Commission (“NDRC”), and implemented by provincial and regional price control authorities. The retail price, once set, also effectively determines the wholesale price of that medicine. From time to time, the NDRC publishes and updates a list of medicines that are subject to price control. Provincial and regional price control authorities have discretion to authorize price adjustments based on local conditions and the level of local economic development. Only the manufacturer of a medicine may apply for an increase in the retail price of the medicine, and it must either apply to the provincial price control authority where it is incorporated, if the medicine is provincially regulated, or to the NDRC, if the medicine is regulated by the NDRC.

Since May 1998, China’s central government has been ordering reductions in the retail prices of various pharmaceutical products. During the fiscal year ended March 31, 2014, several price reductions occurred and affected 1,951 different pharmaceutical products, which required us to make 2 price adjustments. Currently, 1,893 pharmaceutical products and OTC drugs we offer are subject to price controls.

The NDRC may grant premium pricing status to certain pharmaceutical products that are under price control. The NDRC may set the retail prices of pharmaceutical products that have obtained premium pricing status at a level that is significantly higher than comparable products.

Reimbursement under the National Medical Insurance Program

Eligible participants in the national medical insurance program, mainly consisting of urban residents, are entitled to purchase medicine when presenting their medical insurance cards in an authorized pharmacy, provided that the medicine they purchase has been included in the national or provincial medical insurance catalogs. Depending on relevant local regulations, authorized pharmacies can either (i) sell medicine on credit and obtain reimbursement from relevant government social security bureaus on a monthly basis, or (ii) receive payments from the participants at the time of their purchases, and the participants in turn obtain reimbursement from relevant government social security bureaus.

Medicine included in the national and provincial medical insurance catalogs is divided into two (2) tiers. Purchases of Tier A pharmaceutical products are generally fully reimbursable, except that certain Tier A pharmaceutical products are only reimbursable to the extent the medicine are used specifically for the stated purposes in the medical insurance catalogs. Purchasers of Tier B pharmaceutical products, which are generally more expensive than those in Tier A, are required to make a certain percentage of co-payments, with the remaining amount being reimbursable. The percentage of reimbursement for Tier B OTC products varies in different regions in the PRC. Factors that affect the inclusion of medicine in the medical insurance catalogs include whether the medicine is consumed in large volumes and commonly prescribed for clinical use in China and whether it is considered to be important in meeting the basic healthcare needs of the general public.

China’s Ministry of Labor and Social Security, together with other government authorities, has the power to determine every two (2) years which medicine are included in the national medical insurance catalog, under which of the two (2) tiers the included medicine falls, and whether an included medicine should be removed from the catalog.

Sales of Nutritional Supplements and other Food Products

A distributor of nutritional supplements and other food products must obtain a food circulation permit from its local Administration of Industry and Commerce. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel, and equipment. The food circulation permit is valid for three (3) years, and the holder must apply for renewal of the certificate within thirty (30) days prior to its expiration. Currently, Jiuxin Medicine, Jiuzhou Pharmacy, Shanghai Lydia (which ceased operations in February 2014 but has not yet canceled its SAIC registration) and our drugstores all hold a valid Food Circulation Permit, except for our Lin’an store, which does not sell food products and therefore does not require such a permit. We are in the process of renewing the permits for eleven (11) stores that are expiring in 2014, and believe that there is no difficulty in renewing such permits.

Medical Practice

Healthcare providers in China are required to comply with many laws and regulations at the national and local government levels. The laws and regulations applicable to our medical practice include the following:

•
We must register with and maintain an operating license from the local public health authority for each clinic that we operate, each of which is subject to annual review by the public health authority;

•	The Licensed Physician Act requires that we only hire PRC licensed physicians;

•
All waste material from our clinics must be properly collected, sterilized, deposited, transported and disposed of, and we are required to keep records of the origin, type and amount of all waste materials that we generate for at least three (3) years;

•	We must have at least three (3) physicians, five (5) nurses and one (1) technician on staff at each clinic; and

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

Interim Regulations on Administration of Sino-Foreign Joint Venture and Cooperative Medical Institutions

As per China’s commitments to the World Trade Organization, “foreign service suppliers are permitted to establish joint venture hospitals or clinics with local Chinese partners with quantitative limitations in line with China’s needs. Foreign majority ownership is permitted.” In accordance with the Interim Regulations on Administration of Sino-Foreign Joint Venture and Cooperative Medical Institutions issued jointly by the Ministry of Health (“MOH”) and the Ministry of Commerce (“MOFCOM”) in 2000, the Chinese party of Sino-foreign joint ventures and cooperative medical institutions shall hold no less than thirty percent (30%) of shares and legal rights or interest, which also mean foreign investors are allowed to hold a maximum stake of seventy percent (70%). Such regulations also specify that the establishment of Sino-foreign joint venture and cooperative medical institutions should be approved respectively by MOH and MOFCOM. In other words, foreigners are allowed to run hospitals or clinics in the form of equity or co-operative joint ventures with an equity interest of up to seventy percent (70%) and a duration for co-operation of up to twenty (20) years.

Internet Pharmaceutical Sales

China’s central government regulates Internet access, the distribution of online information and the conduct of online commerce through strict business licensing requirements and other government regulations. Companies which sell pharmaceutical products to consumers through the Internet are required to obtain: (1) a drug distribution permit; (2) an Internet pharmaceutical information provider qualification certificate, renewable every five (5) years; (3) an Internet pharmaceutical transaction service qualification certificate, renewable every five (5) years; (4) a value-added telecommunication operation permit; and (5) registration with the Administration of Information Industry. Internet pharmacies are not allowed to distribute prescription drugs. The websites that sell pharmaceutical products must ensure transaction security and enable the consumers to consult with licensed pharmacists. Also, an Internet-based business in China is required to obtain and maintain certain assets relevant to its business, such as delivery and storage facilities. Jiuzhou Pharmacy obtained all above-mentioned certificates and registrations and launched www.dada360.com in May 2010. Quannuo Technology has been operating the website and providing software and technical supports since November 2010.

TCM Manufacturing

The SFDA has adopted a non-mandatory licensing process for TCM manufacturers according to Good Agricultural Practice (“GAP”) for Chinese Crude Drugs. Manufacturers who meet the government-set requirements will be granted a GAP certificate. Since we do not process the herbs that we harvest and the GAP certification is not mandatory, we have not applied for such certification, and currently have no plan of doing so.

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

Principal Executive Office

Our principal executive office is located at 1st Floor, Yuzheng Plaza, No. 76, Yuhuangshan Road, Hangzhou, Zhejiang Province, China, 310002. Our main telephone number is +86-571-8807-7078, and fax number is +86-571-8807-7108.

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

We have a relatively limited operating history. We opened our first drugstore in March 2004, and entered the wholesale pharmaceutical distribution business in August 2011. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the pharmaceutical industry in China. Some of these risks and uncertainties relate to our ability to:

•	maintain our market position;
•	attract additional customers and increase our spending per customer;
•	respond to competitive market conditions;
•	increase awareness of our brand and continue to develop customer loyalty;
•	respond to changes in our regulatory environment;
•	maintain effective control of our costs and expenses;
•	raise sufficient capital to sustain and expand our business;
•	attract, retain and motivate qualified personnel; and
•	find and open new locations.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

Future acquisitions are expected to be a part of our growth strategy, and could expose us to significant business risks.

We have grown our business, in part, through acquisitions over the years. One of our strategies going forward is to continue this growth through acquisition. However, we cannot provide assurance that we will be able to identify and secure suitable acquisition opportunities. Our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and, to the extent necessary, our ability to obtain any necessary financing for larger acquisitions on terms that are satisfactory to us. Moreover, if an acquisition target is identified, the third parties with whom we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms. The negotiation and completion of potential acquisitions, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and may potentially disrupt our existing business. Furthermore, we cannot provide any assurances that the expected synergies from future acquisitions will actually materialize. In addition, future acquisitions could result in the incurrence of additional indebtedness, costs, and contingent liabilities, causing us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current shareholders' percentage ownership, or incur write-offs and restructuring and other related expenses. Future acquisitions may also expose us to potential risks, including risks associated with:

•	the integration of new operations, services and personnel;

•	unforeseen or hidden liabilities;
•	the diversion of financial or other resources from our existing businesses;
•	difficulties in entering markets or lines of business in which we have no or limited direct prior experience;
•	our inability to generate sufficient revenue to recover costs and expenses of the acquisitions; and
•	potential loss of, or harm to, relationships with employees or customers.

Any of the above could significantly disrupt our ability to manage our business and materially and adversely affect our business, financial condition and results of operations.

We face significant competition, and if we do not compete successfully against existing and new competitors, our revenue and profitability could be materially and adversely affected.

Both the drugstore and wholesale pharmaceutical distribution industries in China are highly competitive, and we expect competition to intensify in the future. Our primary drugstore competitors include other drugstore chains and independent drugstores. Increasingly, we also face competition from discount stores, convenience stores and supermarkets as we expand our offering of non-drug convenience products and services. We compete for customers and revenue primarily on the basis of store location, merchandise selection, price, services offered, and our brand name. Our primary wholesale competitors include regional and national players. In addition, we may be subject to additional competition from new entrants to both industries in China. We could also face increased competition from foreign companies if the Chinese government removes the restrictions on the entry of foreign companies into these industries.

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

As a result, we may be unable to offer products similar to, or more desirable than, those offered by our competitors, market our products as effectively as our competitors, or otherwise respond successfully to competitive pressures. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reevaluate our pricing structures to remain competitive. Our competitors may be able to offer larger discounts on competing products, and we may not be able to profitably match those discounts. Furthermore, our competitors may offer products that are more attractive to our customers or that render our products uncompetitive. In addition, the timing of the introduction of competing products into the market could affect the market acceptance and market share of our products. Our failure to compete successfully could materially and adversely affect our business, financial condition, results of operation, and prospects.

Changes in economic conditions and consumer confidence in China may influence the drugstore industry, consumer preferences and spending patterns.

Our business and revenue growth primarily depend on the size of the drugstore market in China. As a result, our revenue and profitability may be negatively affected by changes in national, regional or local economic conditions and consumer confidence in China. In particular, as we focus on our expansion of pharmacies in metropolitan markets, where living standards and consumer purchasing power are relatively high, we are especially susceptible to changes in economic conditions, consumer confidence and customer preferences of the urban Chinese population. External factors beyond our control that affect consumer confidence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions, and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. A decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our front-end and pharmacy sales and negatively impact our profitability. In addition, acts of war or terrorism may cause damage to our facilities, disrupt the supply of the products and services we offer in our stores, or adversely impact consumer demand. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to timely identify or otherwise effectively respond to changing customer preferences, and we may fail to optimize our product offering and inventory position.

The drugstore industry in China is rapidly evolving and is subject to rapidly changing customer preferences that are difficult to predict. Our success depends on our ability to anticipate and identify customer preferences, and adapting our product selection to meet these preferences. In particular, we must optimize our product selection and inventory positions based on sales trends. We cannot provide assurance that our product selection, especially our selection of nutritional supplements and food products, will accurately reflect customer preferences at any given time. If we fail to accurately anticipate either the market for our products or customers’ purchasing habits or fail to respond to customers’ changing preferences promptly and effectively, we may not be able to adapt our product selection to customer preferences or make appropriate adjustments to our inventory positions, which could significantly reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to establish effective advertising, marketing and promotional programs.

Our success depends on our ability to establish effective advertising, marketing and promotional programs, including pricing strategies implemented in response to competitive pressures and/or to drive demand for our products. Our advertisements are designed to promote our brand, our corporate image and the prices of products available for sale in our stores. Our pricing strategies and value propositions must be appropriate for our target customers. If we are not able to maintain and increase the awareness of our pharmacy’s brand, and the products and services we provide, we may not be able to attract and retain customers and our reputation may also suffer. We expect to incur substantial expenses in our marketing and promotional efforts to both attract and retain customers. However, our marketing and promotional activities may be less successful than we anticipate, and may not be effective at building our brand awareness and customer base. In addition, the government may impose restrictions on how marketing and promotional activities can be conducted. We cannot provide assurance that our current and proposed budget for marketing activities will be adequate to support our future growth. Failure to successfully execute our advertising, marketing and promotional programs may result in material decreases in our revenue and profitability.

Our ability to grow our business may be constrained by our inability to find suitable new store locations at acceptable prices or by the expiration of our current leases.

Our ability to grow our business may be constrained if suitable new store locations cannot be identified with lease terms or purchase prices that are acceptable to us. We compete with other retailers and businesses for suitable locations for our stores. Local land use and other regulations applicable to the types of stores we desire to construct may impact our ability to find suitable locations and influence the cost of constructing our stores. The expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. Further, changing local demographics at existing store locations could materially and adversely affect revenue and profitability levels at those stores, and overall our business, financial condition, results of operation, and prospects.

We have significant cash deposits with our suppliers and landlords in order to obtain and maintain our inventory and maintain and establish store locations, which we may not be able to recover in the event of bankruptcy by our suppliers or landlords or other events beyond our control.

Our ability to obtain products and maintain inventory at, and to maintain and establish leases for, our pharmacies, is dependent upon our ability to post and maintain significant cash deposits with our suppliers and landlords. Many vendors in China are unwilling to extend credit terms and instead require cash deposits, and landlords may require twelve (12) months or longer of cash deposit as security. At March 31, 2014, we had approximately $10.4 million in deposits with suppliers and approximately $2.8 million in deposits with landlords for our pharmacies. If we are unable or unwilling to establish such advances and deposits, our ability to generate sales and expand our business could be adversely affected. In general, we expect the amounts required for advances and deposits to increase as we undertake our expansion plans, complete store openings and expand our business through acquisitions or otherwise. We do not generally receive interest on the deposits made to suppliers or landlords, and such deposits are subject to loss as a result of the creditworthiness or bankruptcy of the party who holds our funds, as well as the risk from any illegal acts associated with the third party, such as conversion, fraud, theft or dishonesty. If these circumstances were to arise, we could find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with our vendors or landlords.

If we are unable to optimize management of our procurement and distribution activities, we may be unable to meet customer demand while increasing the burden on managing our supply chain.

Since May 2011, we have been using Jiuxin Medicine’s facility as our distribution center for both our retail and wholesale businesses. Our ability to meet customer demand may be significantly limited if we do not successfully and efficiently conduct our distribution activities, or if Jiuxin Medicine’s facility is destroyed or shut down for any reason, including as the result of a natural disaster. Any disruption in the operation of our distribution could result in higher costs or longer lead times associated with distributing our products. Since it is difficult to predict accurate sales volume in our industry, we may be unable to optimize our distribution activities, which may result in excess or insufficient inventory, warehousing, fulfillment or distribution capacity. Furthermore, failure to effectively control product damage during the distribution process could decrease our operating margins and reduce our profitability.

All product procurement is handled through our corporate headquarters. Such centralization is intended to reduce cost of goods sold as a result of volume purchase benefits. However, we may be less successful than anticipated in achieving these volume purchase benefits. In addition, such centralization is expected to increase the complexity of tracking inventory and could place additional burdens on the management of our supply chain. If we cannot successfully reduce our costs through centralizing procurement, our profitability and prospects could be materially and adversely affected.

Failure to maintain optimal inventory levels could increase our inventory holding costs or cause us to lose sales, either of which could have a material adverse effect on our business, financial condition and results of operations.

We need to maintain sufficient inventory levels to operate both our retail and wholesale businesses successfully as well as meet customer expectations. However, we must also guard against the risk of accumulating excess inventory. We are exposed to inventory risks as a result of rapid changes in product life cycles, changing consumer preferences, uncertainty of the success of product launches, seasonality, and manufacturer backorders and other vendor-related problems. We cannot provide assurance that we can accurately predict these trends and events and avoid over-stocking or under-stocking products. In addition, demand for products could change significantly between the time product inventory is ordered and the time it is available for sale.

When we begin selling a new product, it is particularly difficult to forecast product demand accurately. The purchase of certain types of inventory may require significant lead-time. As we carry a broad selection of products and maintain significant inventory levels for a substantial portion of our merchandise, we may be unable to sell such inventory in sufficient quantities or during the relevant selling seasons. Carrying excess inventory could increase our inventory holding costs, and failure to have inventory in stock when a customer orders or purchases it could cause us to lose that order or that customer, either of which could have a material adverse effect on our business, financial condition and results of operations.

We rely on computer software and hardware systems in managing our operations, the capacity of which may restrict our growth and the failure of which could adversely affect our business, financial condition and results of operations.

We are dependent upon our integrated information management system to monitor daily operations of our retail and wholesale businesses, and to maintain accurate and up-to-date operating and financial data for the compilation of management information. In addition, we rely on our computer hardware and network for the storage, delivery and transmission of the data of our retail and wholesale systems. If the capacity of our computer software and hardware systems fails to meet the increasing needs of our expanding operations, our ability to grow may be constrained.  Furthermore, any system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time could disrupt our normal operations. Although we believe that our computer software and hardware systems are current and that our disaster recovery plan is adequate in handling their failure, we cannot provide assurance that we can effectively carry out this disaster recovery plan and that we will be able to restore our operation within a sufficiently short time frame to avoid our business being disrupted. Furthermore, our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If any of our computer software and/or hardware systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions. Due to the limited coverage of any business interruption insurance in China, we do not have any business interruption insurance and, as a result, any business disruption or natural disaster could severely disrupt our business and operations and, in turn, significantly decrease our revenue and profitability.

We depend substantially on the continuing efforts of the Key Personnel, and our business and prospects may be severely disrupted if we lose their services.

Our future success is dependent on the continued services of the Key Personnel but we do not maintain key-man insurance. If we lose the services of any one of the Key Personnel, we may not be able to locate suitable or qualified replacements, which could severely disrupt our business and prospects. Each of the Key Personnel has entered into a confidentiality and non-competition agreement with us. However, if any disputes arise between us and the Key Personnel, we cannot provide assurance, in light of uncertainties associated with the PRC legal system, that any of these agreements could be enforced in China, the jurisdiction in which the Key Personnel reside and hold some of their assets. See “Risks Related to Doing Business in China - You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.”

We depend on the continued service of, and on the ability to attract, motivate and retain a sufficient number of qualified and skilled personnel for our business.

The implementation of our business strategy and our future success also depend in large part on our continued ability to attract and retain highly qualified and skilled personnel. We cannot provide assurance that we will be able to attract, hire and retain sufficient numbers of skilled personnel necessary to continue to develop and grow our business. We face competition for personnel from both retail and wholesale pharmaceutical distribution operators. This competition could require us to offer higher compensation and other benefits in order to attract and retain qualified individuals, which could materially and adversely affect our financial condition and results of operations. On the other hand, we may be unable to attract or retain the personnel required to achieve our business objectives, and that failure could severely disrupt our business and prospects. The process of hiring suitably qualified personnel is often lengthy. In the past, we have had two major challenges to our recruiting efforts: (1) unqualified candidates who represent themselves as being qualified, and (2) talented and competent candidates who do not match our job requirements. If our recruitment and retention efforts are unsuccessful in the future, it may be more difficult for us to execute our business strategy.

Our retail and wholesale operations require a number of permits and licenses in order to carry on their business.

We are required to obtain certain permits and licenses from various PRC governmental authorities, including a Drug Distribution Permit and a GSP certification. We are also required to obtain food hygiene certificates for the distribution of nutritional supplements and food products. We cannot provide any assurance that we can maintain all required licenses, permits and certifications to carry on our business at all times, and from time to time we may have not been in the past, or may not be in the future, in compliance with all such required licenses, permits and certifications. Moreover, these licenses, permits and certifications are subject to periodic renewal and/or reassessment by the relevant PRC governmental authorities and the standards of such renewal or reassessment may change from time to time. We intend to apply for renewal of these licenses, permits and certifications when required by applicable laws and regulations. Any failure by us to obtain and maintain all licenses, permits and certifications necessary to carry on our business at any time could have a material adverse effect on our business, financial condition and results of operations. In addition, any inability to renew any of these licenses, permits and certifications could severely disrupt our business, and prevent us from continuing to carry on our business. Any changes in the standards used by governmental authorities in considering whether to renew or reassess our business licenses, permits and certifications, as well as any enactment of new regulations that may restrict the conduct of our business, may also decrease our revenue and/or increase our costs, materially reducing our profitability and prospects. Furthermore, if the interpretation or implementation of existing laws and regulations changes or if new regulations come into effect requiring us to obtain any additional licenses, permits or certifications that were previously not required to operate our existing businesses, we cannot provide assurance that we can successfully obtain such licenses, permits or certifications.

We may need additional capital, and the sale of equity securities could result in dilution to our stockholders, while debts may require us to make covenants restricting how we operate.

We believe that the aggregate amount of our current cash, anticipated cash flow from operations, available borrowings under our existing bank facilities, and personal loans from our principal shareholders should be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity securities could result in a dilution to our stockholders. We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. Even if we are able to obtain any requisite financing, the incurrence of additional indebtedness would result in increased debt service obligations, and could result in further operating and financing covenants that would restrict our freedom to operate our business, such as conditions that:

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

Our operating results may fluctuate significantly. As a result, you may not be able to rely on period to period comparisons of our operating results as an indication of our future performance. Factors causing these fluctuations include, among others:

•	our ability to maintain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;
•	the frequency of customer visits to our drugstores and the quantity and mix of products our customers purchase;
•	the price we charge for our products or changes in our pricing strategies or the pricing strategies of our competitors;
•	the timing and costs of marketing and promotional programs organized by us and/or our suppliers, including the extent to which we or our suppliers offer promotional discounts to our customers;
•	our ability to acquire merchandise, manage inventory and fulfill orders;
•	technical difficulties, system downtime or interruptions that may affect our product selection, procurement, pricing, distribution and retail management processes;
•	the introduction by our competitors of new products or services;
•	the effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully and timely integrate them into our business;
•	changes in government regulations with respect to pharmaceutical and retail industries; and
•	current economic and geopolitical conditions in China and elsewhere.

In addition, a significant percentage of our operating expenses are fixed in the short term. As a result, a delay in generating revenue for any reason could result in substantial operating losses.

Moreover, our business is subject to seasonal variations in demand. In particular, traditional retail seasonality affects the sales of certain pharmaceuticals and other non-pharmaceutical products. Sales of our pharmaceutical products during our third fiscal quarter (October 1st through December 31st) benefit from the winter cold and flu season, and are lower in our fourth fiscal quarter (January 1st through March 31st ) because Chinese New Year falls in that quarter each year and our customers generally pay fewer visits to drugstores during this period. In addition, sales of some health and beauty products are driven, to some extent, by seasonal purchasing patterns and seasonal product changes. Failure to effectively manage the increased sales and the increases in inventory in anticipation of such increased sales in the high sale season could have a material adverse effect on our financial condition, results of operations and cash flow.

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

We consider our pharmacy brand names to be valuable assets. We may be unable to prevent third parties from using such brand names without authorization, which may adversely affect our business and reputation, including the perceived quality and reliability of our products and services. We have five (5) registered trademarks and one (1) trademark application pending in China. We also own the three (3) domain names that we actively use in our business.

We rely on trade secrets to protect our know-how and other proprietary information, including pricing, purchasing, promotional strategies, customer lists and/or suppliers lists. As a result, as a condition of employment, our employees are required to sign employment agreements that contain confidentiality provisions. However, trade secrets are difficult to protect. While we believe we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. In addition, confidentiality agreements executed by the foregoing persons may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure.

If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, such efforts could be expensive and time-consuming, and the outcome unpredictable. In addition, if our competitors independently develop information that is equivalent to our trade secrets or other proprietary information, we have little recourse to enforce our rights, and our business and prospects could be harmed.

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the intellectual property rights of others. However, since the validity, enforceability and scope of protection of intellectual property rights in the PRC are uncertain and still evolving, we may not be successful in prosecuting these cases. In addition, any litigation or proceeding or other efforts to protect our intellectual property rights could result in substantial costs and diversion of our resources, and could seriously harm our business and operating results. Furthermore, the degree of future protection of our proprietary rights is uncertain and may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we are unable to protect our trade names, trade secrets and other propriety information from infringement, our business, financial condition and results of operations may be materially and adversely affected.

We may be exposed to intellectual property infringement and other claims by third parties which, if successful, could disrupt our business and have a material adverse effect on our financial condition and results of operations.

Our success depends, in large part, on our ability to use our proprietary information and know-how without infringing third party intellectual property rights. As litigation becomes more common in China, we face a higher risk of being the subject of claims for intellectual property infringement, invalidity or indemnification relating to other parties’ proprietary rights. Our current or potential competitors, many of whom have substantial resources, may have or may obtain intellectual property protection that will prevent, limit or interfere with our ability to conduct our business in China. Moreover, the defense of intellectual property suits, including trademark infringement suits and related legal and administrative proceedings, can be both costly and time consuming and may significantly divert the efforts and resources of our management personnel. Furthermore, an adverse determination in any such litigation or proceeding to which we may become a party could cause us to:

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

There has been continued penetration of counterfeit products into the pharmaceutical market in China. Counterfeit products are generally sold at lower prices than their authentic counterparts due to their low production costs, and in some cases are very similar in appearance to their authentic counterparts. Counterfeit pharmaceuticals may or may not have the same chemical content as their authentic counterparts, and are typically manufactured without proper licenses or approvals as well as fraudulently mislabeled with respect to their content and/or manufacturer. Although China’s central government has been increasingly active in combating counterfeit pharmaceutical and other products, China does not yet have effective regulation control or an enforcement system against counterfeit pharmaceutical products. Although we have implemented a series of quality control procedures in our procurement process, we cannot provide assurance that we may not be inadvertently selling counterfeit pharmaceutical products. Any unintentional sale of counterfeit products may subject us to negative publicity, fines and/or other administrative penalties, or may even result in litigation against us. Moreover, the increased distribution of counterfeit products and other products in recent years may reinforce the negative image of drug distributors among consumers in China. The continued proliferation of counterfeit products in China could have a material adverse effect on our business, financial condition, and results of operation.

As a distributor of pharmaceutical and other healthcare products, we are exposed to inherent risks relating to product liability and personal injury claims.

Distributors of pharmaceutical and other healthcare products are exposed to risks inherent in the packaging and distribution of such products. Such risks include unintentional distribution of counterfeit, mislabeled or contaminated drugs, and, with respect to our pharmacies, improper filling of prescriptions, labeling of prescriptions and adequacy of warnings. Errors in the packaging or dispensing of pharmaceuticals could lead to serious injury or death. Furthermore, the applicable PRC laws, rules and regulations require our in-store pharmacists to offer counseling to our customers, without additional charge, about medication, dosage, delivery systems, common side effects, and other information the in-store pharmacists deem significant. Our in-store pharmacists sometimes also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects, and we may be liable for claims arising from any advice given by our in-store pharmacists. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide, and we may be required to pay for substantial monetary damages for any successful product liability or personal injury claim against us. We may, however, in product liability claims, have the right under applicable PRC laws, rules and regulations to recover from the relevant manufacturer any compensation we paid to our customers in connection with such claim. Even if we successfully defend ourselves against this type of claim, we could be required to spend significant management, financial and other resources in the process, which could disrupt our business. Our reputation and our brand names may also suffer as a result of any product liability or personal injury claims against us. Like many other similar companies in China, we do not carry product liability insurance. A product recall or damage to our reputation in the event of a product liability or personal injury claim or judgment against us could have a material adverse effect on our business, financial condition and results of operations.

The prices of certain pharmaceutical products are subject to control, including periodic downward adjustment, by PRC governmental authorities.

An increasing percentage of pharmaceutical products that our pharmacies carry, primarily those included in the national and provincial medical insurance catalogs, are subject to price controls in the form of fixed retail prices or retail price ceilings. See “Relevant PRC Regulations - Price Controls” above. In addition, the retail prices of these products are also subject to periodic downward adjustments as China’s central government seeks to make pharmaceutical products more affordable to the general public. Since May 1998, the relevant authorities have ordered price reductions of thousands of pharmaceutical products. During the fiscal year ended March 31, 2014, the central government ordered price reductions affecting 1,951 different prescription pharmaceutical products in China, which required us to make 2 price reductions. Currently, 1,893 prescription and OTC drugs that we offer are subject to price controls. Any future price controls or government mandated price reductions may have a material adverse effect on our financial condition and results of operations, including significantly reducing our revenue and profitability.

We may be subject to fines and penalties if we fail to comply with the applicable PRC laws and regulations governing sales of medicines under China’s National Medical Insurance Program.

Eligible participants in China’s national medical insurance program, mainly consisting of urban residents in China, are entitled to buy medicines using their medical insurance cards from an authorized pharmacy, provided that the medicines they purchase have been included in the national or provincial medical insurance catalogs. The pharmacy, in turn, obtains reimbursement from the relevant government social security bureaus. Moreover, the applicable PRC laws, rules and regulations prohibit pharmacies from selling goods other than pre-approved medicines when purchases are made with medical insurance cards. We have established procedures to prohibit our drugstores from selling unauthorized goods to customers who make purchases with medical insurance cards. However, we cannot provide assurance that those procedures will be strictly followed by all of our employees in all of our stores.

Risks Relating to Our Medical Services

If we do not attract and retain qualified physicians and other medical personnel, our ability to provide medical services would be adversely affected.

The success of our medical services will, in part, be dependent upon the number and quality of doctors, nurses and other medical support personnel that we employ and our ability to maintain good relations with them. Our medical staff may terminate their employment with us at any time. If we are unable to successfully maintain good relationships with them, our ability to provide medical services may be adversely affected.

The provision of medical services is heavily regulated in the PRC and failure to comply with those regulations could result in penalties, loss of licensure, additional compliance costs or other adverse consequences.

Healthcare providers in China, as in most other populous countries, are required to comply with many laws and regulations at the national and local government levels. These laws and regulations relate to: licensing; the conduct of operations; the ownership of facilities; the addition of facilities and services; advertising; confidentiality, maintenance and security issues associated with medical records; billing for services; and prices for services. If we fail to comply with applicable laws and regulations, we could suffer penalties, including the loss of our licenses to operate. In addition, further healthcare legislative reform is likely, and could materially adversely affect our business and results of operations in the event that we do not comply or if the cost of compliance is expensive. The above list of certain regulated areas is not exhaustive, and it is not possible to anticipate the exact nature of future healthcare legislative reform in China. Depending on the priorities determined by the Chinese Ministry of Health, the political climate at any given time, the continued development of the Chinese healthcare system and many other factors, future legislative reforms may be highly diverse, including stringent infection control policies, improved rural healthcare facilities, increased regulation of the distribution of pharmaceuticals, and numerous other policy matters. Consequently, the implications of these future reforms could result in penalties, loss of licensure, additional compliance costs or other adverse consequences we cannot foresee at the present time.

As a provider of medical services, we are exposed to inherent risks relating to malpractice claims.

As a provider of medical services, any misdiagnosis or improper treatment may result in negative publicity regarding us or our services, which would harm our reputation. If we are found liable for malpractice, we could be required to pay substantial monetary damages. Furthermore, even if we successfully defend ourselves against a malpractice claim, we could be required to spend significant management, financial and other resources in the process, which could disrupt our business, and our reputation and brand name may also suffer. Since malpractice claims are not common in China, we do not carry malpractice insurance. As a result, any imposition of malpractice liability could materially harm our business, financial condition and results of operations.

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

We currently sell the herbs that we harvest in bulk to a third-party vendor, based on local market prices primarily determined by TCM manufacturers and trading companies. Such market prices have increased significantly in recent years in response to changes in the supply of and demand for raw herbs, market uncertainty and a variety of additional factors that are beyond our control, including inflation, changes in weather, disease outbreaks, domestic government regulation, market speculation and overall economic conditions. There can be no assurance that market prices, which historically have fluctuated widely, will continue to increase or remain stable, and any future declines in prices may negatively impact the viability of our herb farming business.

Unforeseen and severe weather can reduce cultivation activities and lead to a decrease in anticipated harvest.

Seasonal climate change and weather variations such as levels of rainfall and temperature may, among other things, affect the quality, overall supply and availability of raw herbs. Sustained adverse weather conditions in Zhejiang Province in general and in Lin’an in particular where our herbs are planted, such as rain, extreme cold or snow, could disrupt or curtail cultivation activities. This in turn could reduce our anticipated harvest yields, delay the timing of our anticipated harvest and distribution, and negatively affect the quality of our harvest. In addition, natural disasters such as fires, earthquakes, snowstorms, floods or droughts, or natural conditions such as crop disease, pests or soil erosion, may also negatively impact our cultivation and harvest.

In addition, the actual climatic conditions of Zhejiang Province and of Lin’an in particular may not conform to historical patterns and may be affected by variations in weather patterns, including any potential impact of climate change. The effects of climate change may produce more unpredictable weather events that may adversely affect our ability to cultivate and harvest successfully.

The occurrence of any of these may materially harm our herb farming business.

We may be exposed to negative publicity about our products, which could have a negative impact on our financial condition.

We may be affected by negative publicity surrounding our products resulting from the publication of industry findings, research reports or health concerns concerning the safety of TCM products produced in China or the herbs that we harvest in particular. Such complaints and negative publicity may lead to a loss of consumer confidence and a reduction in the demand for TCM. Furthermore, any contamination or deterioration of the herbs that we harvest could harm our reputation and business. Any such contamination or deterioration could result in their recall, subject us to criminal or civil liability, and/or restrict our ability for further distribution. Any resulting negative publicity could also drive consumers away from our other business segments, which would have a material and adverse effect on our business, financial condition and results of operations.

We have limited control over the availability and the quality of the local farmers with whom we cooperate because we do not employ them directly.

We rely on local farmers to farm and harvest our herbs, but do not employ them directly. Instead, they are recruited and employed by the local villagers’ committees with whom we negotiate. We have limited control over the availability and the quality of this labor force. A shortage of suitable laborers may adversely affect our harvest yields.

Risks Related to Our Online Sales

We rely on computer software and hardware systems in managing our online sales, the capacity of which may restrict our growth and the failure of which could adversely affect our business, financial condition and results of operations.

We are dependent upon our electronic commerce system to carry out our online sales. Any system failure which causes interruptions to the input, retrieval and transmission of data, or increases in service time could disrupt our normal operations. Although we believe we have a disaster recovery plan that can handle the failure of our computer software and hardware systems, we cannot provide assurance that we can effectively carry out this disaster recovery plan and that we will be able to restore our operation within a sufficiently short time frame to avoid disruption to our business. Any failure in our computer software and/or hardware systems could have a material adverse effect on our business, financial condition and results of operations. In addition, if the capacity of our computer software and hardware systems fails to meet the increasing needs of our operations, our ability to grow may be constrained.

As our online business is fairly new, it may be difficult to evaluate its performance and prospects.

We launched www.dada360.com to sell OTC drugs and nutritional supplements online in May 2010. Given such limited operating history, it may be difficult to evaluate the website’s performance and prospects. Our ability to generate a profit from online sales remains largely unproven, our online business strategy has not been tested over time, and we cannot be certain that we will be able to successfully manage or grow our online business. We may incur significant costs as we continue to implement and improve our website

Uncertainties regarding the growth and sustained profitability of e-commerce in China could adversely affect the prospects of our online business.

While e-commerce has existed in China since the 1990s, only recently have certain e-commerce companies in China become profitable. Thus, the long-term viability and prospects of various e-commerce business models, and e-commerce in general, remain relatively untested in China. Future operating results from our online business will depend on numerous factors affecting the development of e-commerce in China, which may be beyond our control. These factors include:

•	the growth of personal computer, Internet and broadband usage and penetration in China, and the rate of any such growth;
•	the trust and confidence level of consumers in online shopping in China;

•	changes in customer demographics and consumers’ tastes and preferences;
•	the selection, price and popularity of products that we and our competitors offer online;
•	whether alternative retail channels or business models that better address the needs of consumers emerge in China;
•	the development of fulfillment, payment and other ancillary services associated with online purchases; and
•	general economic conditions, particularly economic conditions affecting discretionary consumer spending.

A decline in the popularity of shopping on the Internet in general, or failure by us to adapt our website and improve the online shopping experience for our customers in response to trends and consumer needs, may adversely affect our online business prospects.

If our online business fails to obtain and maintain the requisite assets, licenses, qualified personnel and approvals required under the complex regulatory environment for Internet-based businesses in China, the business prospects for such business may be materially and adversely affected.

Internet-based businesses in China are highly regulated by China’s central government, and numerous regulatory authorities are empowered to issue and implement regulations governing various aspects of these businesses. Our online business is operated by our PRC subsidiary, Quannuo Technology, which is required to obtain and maintain certain assets relevant to its business, such as computers and other electrical equipment, as well as applicable licenses or approvals from different regulatory authorities. These assets and licenses are essential to the operation of an e-commerce business and are generally subject to annual review by the relevant governmental authorities. Furthermore, we may be required to obtain additional licenses. If we fail to obtain or maintain any of the required assets, licenses or approvals, our Internet business may be deemed illegal and it may be subject to various penalties, such as confiscation of illegal income, fines, and/or the discontinuation or restriction of its operations. Any such disruption may materially and adversely affect the prospects of our online business.

Risks Related to Our Corporate Structure

Chinese regulations limit foreign ownership of any pharmacy operator with thirty (30) or more stores, and limit foreign ownership of medical clinics to Sino-foreign joint venture. The entities that operate our pharmacies and clinics are controlled by us through contractual arrangements. The validity of such contractual arrangements is uncertain. If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, we could be subject to severe penalties and our business could be adversely affected. In addition, changes in the relevant Chinese laws and regulations may materially and adversely affect our business.

Current PRC regulations limit foreign ownership of a pharmacy operator to forty nine percent (49%) if such operator owns interests in thirty (30) or more drugstores in China that sell a variety of branded pharmaceutical products sourced from different suppliers. Since we do not own any equity interests in Jiuzhou Pharmacy (or its subsidiary Jiuxin Medicine), but control them through contractual arrangements, we do not believe that the regulations limiting foreign ownership apply to us even if Jiuzhou Pharmacy or Jiuxin Medicine expand beyond thirty (30) stores.

Similarly, PRC regulations restrict foreign ownership of medical practice in China to Sino-foreign joint ventures. Since we do not have any actual equity interest in Jiuzhou Clinic or Jiuzhou Service, but control these entities through contractual arrangements, we do not believe that such PRC regulations are applicable to us or our structure.

There are, however, uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of our contractual arrangements. Although the structures for operating our business in China (including our corporate structure and contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service and the Key Personnel) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot provide assurance that a regulatory authority will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If any such authority determines that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements may become invalid or unenforceable, and we may not be able to consolidate the operations of HJ Group with our results of operations. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements. For example, pursuant to the PRC Property Rights Law that became effective on October 1, 2007 (the “Property Law”), the pledge of any equity interests of a PRC private entity shall become effective once it is duly registered with the local branches of the SAIC. Following the promulgation of the Property Law, the SAIC further issued the Administrative Measures for Registrations of Share Pledge on September 1, 2008, which provided detailed procedural guidance for the local SAIC offices to handle the registrations of share pledge. The Equity Pledge Agreement that forms a part of the contractual arrangements creates a legally binding obligation on the parties upon the execution date; however, the pledge established under such agreement does not become effective until due registration with the local SAIC office. On May 18, 2010, registration of the pledged equity interests in Jiuzhou Pharmacy was completed.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses, and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by the relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our businesses. We cannot provide assurance that our current ownership and operating structure will not be found in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease the provision of certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

If we are determined to be in violation of any existing or future PRC laws, rules or regulations, or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of the HJ Group entities;
•	discontinuing or restricting the operations of the HJ Group entities;
•	imposing conditions or requirements with which we or the HJ Group entities may not be able to comply;
•	requiring us or the HJ Group entities to restructure the relevant ownership structure or operations; and/or
•	imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

We may be adversely affected by complexity, uncertainties and changes in Chinese regulation of drugstores and the practice of medicine.

The Chinese government regulates drugstores and the practice of medicine, including foreign ownership and requirements for licenses and permits. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations.

The interpretation and application of existing Chinese laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, pharmaceutical businesses in China, including our business. We currently only have contractual control over the HJ Group entities, and do not own them due to the restrictions on foreign ownership of such companies. However, changes to laws in the PRC may force us to restructure our ownership structure or our operations, which would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

Uncertainties relating to the regulation of drugstores and medical practice in China also extend to evolving licensing practices, which means that permits, licenses or operations at our company may be subject to challenge. This may disrupt our business or subject us to sanctions, requirements to increase capital, or other conditions or enforcement. In turn, this could compromise enforceability of related contractual arrangements, or have other harmful effects on us.

Our contractual arrangements with HJ Group and the Key Personnel may not be as effective in providing control over these entities as direct ownership.

We have no equity ownership interest in HJ Group, and rely on contractual arrangements to control and operate the HJ Group companies and their businesses. These contractual arrangements may not be as effective in providing control over these companies as direct ownership. For example, any one of them could fail to take actions required for our business despite its contractual obligation to do so. Under such circumstances, we may have to rely on legal remedies under Chinese law, which may not be effective in providing us any relief. In addition, we cannot provide assurance that the Key Personnel will act in our best interests.

Since we rely on contractual arrangements to control HJ Group and for substantially all of our revenue, the termination of such agreements will severely and detrimentally affect our continuing business viability under our current corporate structure.

Since we do not own equity interests of HJ Group, the termination of our contractual arrangements with them would sever our ability to continue receiving payments from them under our current holding company structure. We cannot provide assurance that there will not be any event or reason that may cause the contractual arrangements to terminate. In the event that the contractual arrangements terminate, we will lose our control over them and their business operations and, as a result, over our primary sources of revenue. This may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which in turn may affect the value of your investment. Should this occur, we may seek to acquire control of HJ Group through other means, although we cannot guarantee that we will do so, nor can we guarantee that we will be successful if we do.

We rely principally on dividends paid by our consolidated operating entities to fund any cash and financing requirements we may have, and any limitation on the ability of our consolidated PRC entities to pay dividends to us could have a material adverse effect on our ability to conduct our business.

We are a holding company and rely principally on dividends paid by our consolidated PRC operating entities for cash requirements, including the funds required to service any debt we may incur, which are passed on to us through Jiuxin Management. If any of the consolidated operating entities incurs debt in its own name in the future, the instruments governing the debt may restrict dividends or other distributions on our equity interest to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements in a manner that would materially and adversely affect our ability to pay dividends and other distributions on our equity interest.

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards. Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least ten percent (10%) of their after-tax profit each year, based on PRC accounting standards, to their statutory surplus reserve fund until the accumulative amount of such reserves reaches fifty percent (50%) of their respective registered capital. As a result, our consolidated PRC entities are restricted in their ability to transfer a portion of their net income to us whether in the form of dividends, loans or advances. As of March 31, 2014, our restricted reserves totaled RMB 9,460,695 ($1,309,109) and we had unrestricted retained earnings of RMB 6,605,349 ($1,074,030). Our restricted reserves are not distributable as cash dividends. Any limitation on the ability of our consolidated operating entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

Certain management members of HJ Group have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Mr. Lei Liu, our Chief Executive Officer and Chairman of our Board of Directors, is also the executive director of Jiuzhou Pharmacy, a general partner of Jiuzhou Clinic, and the supervising director of Jiuzhou Service. In addition, Mr. Liu has also personally lent us money to help facilitate our payments of expenses in the U.S., as well as to purchase a land use right. Ms. Li Qi, our Corporate Secretary and a member of our Board of Directors, is the general manager of each of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and a general partner of Jiuzhou Clinic. Conflicts of interests between their respective duties to our company and HJ Group may arise. As our directors and executive officers, they have a duty of loyalty and care to us under U.S. and Hong Kong law when there are any potential conflicts of interests between our company and HJ Group. We cannot provide assurance, however, that when any conflicts of interest arise, both of them will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, they may determine that it is in HJ Group’s interests to sever the contractual arrangements with Jiuxin Management, irrespective of the effect such action may have on us. In addition, either one of them could violate his or her legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment that HJ Group is obligated to remit to us under the Consulting Services Agreement.

In the event that you believe that your rights have been infringed under securities laws or otherwise as a result of any one of the circumstances described above, it may be difficult or impossible for you to bring an action against HJ Group, or our officers or directors who are members of the management, all of whom reside within China. Even if you are successful in bringing an action, the laws of China may render you unable to enforce a judgment against the assets of HJ Group and its management, all of which are located in China.

Risks Related to Doing Business in China

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

Policies of the PRC government can have significant effects on economic conditions in China. Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation;
•	confiscatory taxation;
•	restrictions on currency conversion, imports or sources of supplies and export tariff; and
•	expropriation or nationalization of private enterprises.

Although the PRC government has been pursuing economic reform policies for more than two (2) decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

Uncertainties with respect to the laws and regulations of the PRC could adversely affect us.

The laws and regulations of the PRC which govern the Company’s current business operations are sometimes vague, and there are substantial uncertainties regarding their interpretation and application. Furthermore, these laws and regulations may be subject to future changes we cannot predict. The effectiveness of newly-enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of such existing or new laws or regulations may have on our businesses.

Uncertainties with respect to the Chinese legal system could adversely affect us.

We conduct our business through our subsidiaries and controlled companies in the PRC. Our operations in China are governed by Chinese laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to WFOE. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the Chinese legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of our resources and our management’s attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China against us or our management based on United States or other foreign laws.

We are a holding company and conduct our business through our subsidiaries and controlled companies in the PRC. In addition, all of our operating assets are located in, and all of our other senior executive officers reside within, China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon those of our senior executive officers and directors that do not reside in the United States, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel have advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, our public shareholders may face substantially more difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation with assets and management located in the United States.

We may need to obtain additional governmental approvals to open new drugstores. Our inability to obtain such approvals will have a material adverse effect on our business and growth.

According to the Measures on the Administration of Foreign Investment in the Commercial Sector (the “Measures”) promulgated by China’s Ministry of Commerce (the “MOC”), which became effective on June 1, 2004, a company that is directly owned by a foreign invested enterprise needs to obtain relevant governmental approvals before it opens new retail stores. However, there are no specific laws, rules or regulations with respect to whether such approvals are necessary for a company that is contractually controlled by a foreign invested enterprise. In addition, the Measures state that the MOC will promulgate a detailed implementation regulation to govern foreign invested enterprises engaging in drug sale. However, such implementation regulation has not yet been promulgated. Therefore, we cannot provide assurance that the MOC will not require such approvals to be obtained, or as to when any regulation of such requirements may be implemented. If additional governmental approval is deemed to be necessary and we are unable to obtain such approvals on a timely basis or at all, our business, financial condition, results of operations and prospects, as well as the trading price of our common stock, will be materially and adversely affected.

The advent of recent healthcare reform directives from China’s central government may increase both competition and our cost of doing business.

Under the auspices of the Healthy China 2020 program (the “Program”), published by China’s National Development and Reform Commission in October 2008, the central government has set in motion a series of policies in fairly rapid successions aimed to improve China’s healthcare system. Such policies include (1) discouraging hospitals from both prescribing and dispensing medication, (2) the unveiling in April 2009 of formal healthcare reform guidelines aimed at improving the availability of and subsidies for “essential” drugs, and (3) the announcement in August 2009 of China’s National Essential Drugs List (“NEDL”), initially listing approximately three hundred (300) medicines to be sold at government-controlled prices. While an underlying goal of these policies is to make drugs more accessible to China’s poorer population, these policies also serve to create opportunities that in turn will intensify business competition in the Chinese retail drugstore industry, as well as competition for skilled labor and retail spaces. Additionally, we expect the NEDL to result in a rise in the number of government-subsidized community healthcare service centers, which in turn may erode the convenience and price advantage that our drugstores traditionally enjoy against hospitals.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our products, and our business.

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure investors that such growth will continue. A slowdown in overall economic growth, an economic downturn or recession, or other adverse economic developments in the PRC could materially reduce the demand for our products and materially and adversely affect our business.

The PRC’s labor law restricts our ability to reduce our workforce in the PRC in the event of an economic downturn and may increase our production costs.

In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law, which became effective on January 1, 2008 (the “LC Law”). The LC Law formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. Considered one of the strictest labor laws in the world, among other things, the LC Law provides for specific standards and procedures for the termination of an employment contract and places the burden of proof on the employer. In addition, the law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including the case of the expiration of a fixed-term employment contract. Further, the LC Law requires an employer to conclude an “employment contract without a fixed-term” with any employee who either has worked for the same employer for ten (10) consecutive years or more or has had two (2) consecutive fixed-term contracts with the same employer. An “employment contract without a fixed term” can no longer be terminated on the ground of the expiration of the contract, although it can still be terminated pursuant to the standards and procedures set forth under the new law. Because of the lack of implementing rules for the LC Law and the precedents for the enforcement of such a law, the standards and procedures set forth under the LC Law in relation to the termination of an employment contract have raised concerns among foreign investment enterprises in the PRC that such “employment contract without a fixed term” might in fact become a “lifetime, permanent employment contract.” Finally, under the LC Law, downsizing of either more than twenty (20) people or more than ten percent (10%) of the workforce may occur only under specified circumstances, such as a restructuring undertaken pursuant to the PRC’s Enterprise Bankruptcy Law, or where a company suffers serious difficulties in production and/or business operations, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract impossible. To date, there has been very little guidance and precedents as to how such specified circumstances for downsizing will be interpreted and enforced by the relevant PRC authorities. All of our employees working for us exclusively within the PRC are covered by the LC Law and thus, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns may be curtailed. Accordingly, if we face future periods of decline in business activity generally or adverse economic periods specific to our business, the LC Law can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from the three (3) HJ Group companies. Shortages in the availability of foreign currency may restrict the ability of our subsidiaries and our PRC affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues, costs, and financial assets are mostly denominated in RMB, while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements. We rely entirely on fees paid to us by our affiliated entities in China. Therefore, any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings, financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would, to the extent that we need to convert U.S. dollars into RMB for such purposes, make any new RMB denominated investments or expenditures more costly to us. An appreciation of RMB against the U.S. dollar would result in foreign currency translation gains for financial reporting purposes when we translate our RMB denominated financial assets into U.S. dollars, as the U.S. dollar is our reporting currency.

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

The EIT Law provides that a maximum income tax rate of twenty percent (20%) is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC. However, the State Council has reduced such rate to ten percent (10%) through the implementation regulations. We are a Nevada holding company and substantially all of our income is derived from our subsidiaries and controlled companies located in the PRC. Therefore, dividends paid to us from China may be subject to the ten percent (10%) income tax if we are considered a “non-resident enterprise” under the EIT Law. If we are required under the EIT Law and its implementation regulations to pay income tax for any dividends we receive from our PRC subsidiaries, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, we may pay to our shareholders.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of an epidemic outbreak. Any prolonged recurrence of any adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our stores or offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future epidemic outbreak.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in the PRC. If our competitors engage in these practices, they may receive preferential treatment in the PRC, giving them an advantage in securing business, which would put us at a disadvantage. We cannot provide assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

On May 9, 2013, we received a letter from The NASDAQ Stock Market LLC (“NASDAQ”), notifying us of our failure to maintain a minimum closing bid price of $1.00 over the then preceding thirty (30) consecutive trading days for its common stock, as required by NASDAQ Listing Rule 5550(a)(2) (the “Bid Price Rule”). The letter stated that the company had until November 5, 2013, to demonstrate compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of ten (10) consecutive trading days. In the meantime, we were included in a list of non-compliant companies posted on NASDAQ’s website commencing on May 16, 2013.

On November 6, 2013, NASDAQ granted us an additional 180-day period, or until May 5, 2014, to remain listed on the NASDAQ Capital Market and to regain compliance with the Bid Price Rule. Under NASDAQ Listing Rules, we were granted this extension because we met the continued listing requirement for market value of publicly held shares and all other applicable NASDAQ listing requirements, except the bid price requirement.

On January 16, 2014, we received a letter from NASDAQ notifying us that we had regained compliance with the Bid Price Rule, as the closing bid price of our common stock had been at or above $1.00 per share for at least 10 consecutive trading days. However, we cannot provide assurance that we will remain compliant with the Bid Price Rule in the future. If NASDAQ delists our common stock from trading on its exchange, we could face significant material adverse consequences including:

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

The market price for our stock may be volatile and, when compared to seasoned issuers, subject to wide fluctuations in response to various factors, many of which are beyond our control, including the following:

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

As an illustration of such volatility, the closing price of our common stock during the fifty two (52) weeks preceding the date of this report ranged from a low of $0.5 to a high of $2.58. In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Techniques employed by manipulative short sellers in Chinese small-cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from the difference in the sale price of the borrowed securities and the purchase price of the replacement shares. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after short-selling a stock. While traditionally these disclosed shorts have been limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, resulted in the selling of shares in the market, on occasion on a large scale and broad base. Issuers with business operations based in the PRC, that have limited trading volumes and that are susceptible to higher volatility levels than U.S. domestic large-cap stocks can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the SEC in Regulation Analyst Certification and, accordingly, the opinions they express may be based on distortion of the actual facts or, in some cases, fabrication of the facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called Anti-SLAPP statutes), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack and the rumors not dismissed by market participants, our stock will likely suffer from a temporary, or possibly long term, decline in market price.

Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

As of June 16, 2014, our directors and executive officers collectively controlled approximately 43.78% of our outstanding shares of stock entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit us and our shareholders. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights for our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our bylaws contain specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders, and we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and any costs resulting therefrom may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative actions, potential new accounting pronouncements and higher insurance costs may impact our future financial position and results of operations.

Over the last decade or so, there have been many regulatory changes, including the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. There may potentially be new accounting pronouncements or regulatory rulings or changes that will have an impact on our future financial position and results of operations. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act, as amended, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. We reported certain material weaknesses involving control activities, specifically control deficiency over accounting and finance personnel, in light of the continuing lack of sufficient experience by our accounting staff in U.S. GAAP-based reporting and SEC rules and regulations. Such material weaknesses were noted for the past five (5) fiscal years, based on factors including: (i) the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes; (ii) the significance of the audit adjustments and their impact on the overall financial statements; (iii) how appropriately we complied with U.S. GAAP on transactions; and (iv) how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis. As such, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies could be detected and/or prevented.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell their shares freely after six (6) months, subject only to compliance with the current public information requirement (which disappears after one (1) year). Affiliates may sell after six (6) months subject to compliance with the requirements under Rule 144 regarding the volume of sale, the manner of sale (for equity securities), current public information and notice. Of the 14,416,022 shares of our common stock outstanding as of June 16, 2014, approximately 6,116,022  shares are, or will be, freely tradable without restriction, unless held by our affiliates as of such date. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock. If the Key Personnel and our service consultants were to sell their shares, they would be subject to volume and/or other restrictions imposed by Rule 144.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

We are headquartered in Hangzhou, China. We do not own any property; however, our current leased properties are as follows:

Description	Location	Size (square meters)	Lease expiration date
Principal executive office (1)	1st Floor, Yuzheng Plaza, No. 76, Yuhuangshan Road, Hangzhou, Zhejiang Province, China	15,620	December 31,2020

Distribution center	3rd Floor, Building 3, No. 10, Kanghui Road, Gongshu District, Hangzhou, Zhejiang Province	44,133	January 14, 2016

Office for Shouantang Technology (2)	Room 616, No. 33, Xiangyuan Road, Gongshu District, Hangzhou, Zhejiang Province	538	August 24, 2014

Office for Quannuo Technology (2)	4rd Floor, Building 3, No. 10, Kanghui Road, Gongshu District, Hangzhou, Zhejiang Province	523	January 14, 2016

Pharmacies (2)	Various locations in Hangzhou	Range from 60 to 1,713	Various

Farmland for herb cultivation (3)	Qianhong Township, Hangzhou, Zhejiang Province	48.6 acres	February 1, 2040

Land (3)	Qianhong Township, Hangzhou, Zhejiang Province	4.6 acres	February 1, 2040

(1)
We lease our principal executive office from our Chief Executive Officer and Chairman of our Board of Directors, Mr. Lei Liu. Rent was $73,170 and $81,926 for the fiscal years ended March 31, 2014 and 2013, respectively.

(2)
As of the date of this report, we have 2 operating leases in connection with offices for Shouantang Technology and Quannuo Technology, as well as our 48 pharmacies. See Note 8, “Long Term Deposits,” and Note 18, “Commitments and Contingencies” to the Financial Statements. The leases do not contain any material escalating lease payments or contingent rental payment terms. We must negotiate with the landlords for an extension of the current leases or enter into new leases upon their termination, upon which our landlords may request a rent increase. Under applicable PRC law, we have priority over other potential lessees with respect to the leased store space on the same terms. We also do not expect any significant difficulties in renewing, where desired, the existing leases upon their expiration. Our community stores are normally relatively small in size and the facilities inside the store are easily movable. As a result, we do not expect our drugstore operations to be materially and adversely affected by any failure to renew current leases or enter into new leases.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “CJJD”. The following table sets forth the high and low sales prices for our common stock for each fiscal quarter during the last two (2) fiscal years.  This information is based on reports from Yahoo Finance.

	Low	High
Fiscal Year 2014
Quarter ended March 31, 2014	$0.97	$2.84
Quarter ended December 31, 2013	$0.65	$1.99
Quarter ended September 30, 2013	$0.47	$0.81
Quarter ended June 30, 2013	$0.55	$1.01

Fiscal Year 2013
Quarter ended March 31, 2013	$0.74	$1.15
Quarter ended December 31, 2012	$0.60	$1.28
Quarter ended September 30, 2012	$0.65	$1.35
Quarter ended June 30, 2012	$0.83	$1.37

Based on the records of our transfer agent, we had 14,416,022 shares of common stock issued and outstanding as of June 16, 2014.

Holders

Based on the records of our transfer agent, there were 21 stockholders of record of our common stock as of June 16, 2014 (not including beneficial owners who hold shares at broker/dealers in “street name”).

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company, LLC, whose address is 6201 15th Avenue, Brooklyn, New York 11219, and whose telephone number is (718) 921-8206.

Dividends

While there are no restrictions that limit our ability to pay dividends, we have not paid, and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Our policy is to retain all earnings, if any, to provide funds for the operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, who may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others, in making its determination.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Recent Sales of Unregistered Securities

None during the three months ended March 31, 2014.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2014 and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in United States Dollars (“$”, “U.S. dollars” or “USD”) and in accordance with accounting principles generally accepted in the United States.  See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi, the currency of the PRC (“Renminbi” or “RMB”) was translated into USD at various pertinent dates and for pertinent periods.

Overview

We currently operate in three business segments in China: (i) retail pharmacies (which include our clinics and online sales), (2) wholesale of products similar to those that we carry in our pharmacies, and (3) farming and selling herbs used for traditional Chinese medicine (“TCM”).

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicine (“TCM”), personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. We currently have 48 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the year ended March 31, 2014, we opened two new pharmacies in Hangzhou, and closed 5 pharmacies in Shanghai that did not meet our performance expectations.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM that we currently sell to a local vendor. Since May 2010, we have also been selling certain OTC drugs and nutritional supplements online.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions.  The significant accounting policies and related judgments and estimates used to prepare our financial statements are identified in Note 3 to our consolidated financial statements accompanying this report.  We have not made any material changes in the methodology used in our accounting policies.

Results of Operations

Comparison of years ended March 31, 2014 and 2013

The following table summarizes our results of operations for the years ended March 31, 2014 and 2013:

	Years Ended March 31,
	2014		2013
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenues	$66,154,587	100.0%	$89,495,546	100.0%
Gross profit	$5,727,486	8.7%	$14,634,993	16.4%
Selling expenses	$13,688,771	20.7%	$12,216,984	13.7%
General and administrative expenses	$11,268,857	17.0%	$15,000,364	16.8%
Loss from operations	$(19,230,142)	(29.1)%	$(12,582,355)	(14.1)%
Other income (expense)	$(8,412)	0.0%	$56,428	0.1%
Impairment of long-lived assets	$(4,995,012)	(7.6)%	$-	0.0%
Impairment of goodwill	$-	0.0%	$(1,473,606)	(1.6)%
Impairment of agricultural inventory	$(820,637)	(1.2)%	$-	0.0%
Changes in fair value of purchase option derivative and warrants liability	$(257,097)	(0.4)%	$18,810	0.0%
Income tax expenses	$44,870	0.1%	$353,802	0.4%
Net loss attributable to controlling interest	$(25,356,136)	(38.3)%	$(14,333,731)	(16.0)%
Net loss attributable to noncontrolling interest	(34)	0.0%	(794)	0.0%

Revenue

 Despite the expansion of our retail business, revenue decreased by $23,340,959 or 26.1% for the year ended March 31, 2014, as compared to the previous fiscal year, primarily due to a decrease in our wholesale business and herb farming business. The following table breaks down the revenue for our three business segments for the years ended March 31, 2014 and 2013:

	Years ended March 31,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$40,096,781	60.6%	$37,678,835	42.1%	$2,417,946	6.4%
Revenue from online sales	7,560,135	11.4%	3,047,245	3.4%	4,512,890	148.1%
Sub-total of retail revenue	47,656,916	72.0%	40,726,080	45.5%	6,930,836	17.0%

Revenue from wholesale business	18,497,671	28.0%	46,235,086	51.7%	(27,737,415)	(60.0)%
Revenue from herb farming business	-	-%	2,534,380	2.8%	(2,534,380)	(100.0)%
Total revenue	$66,154,587	100.0%	$89,495,546	100.0%	$(23,340,959)	(26.1)%

Retail sales, which accounted for approximately 72.0% of total revenue for the year ended March 31, 2014, increased by $6,930,836, or 17.0%, to $47,656,916. Same-store sales increased by approximately $1,808,289, or 5.0%, while new stores and online sales collectively contributed approximately $7,723,632 in revenue. The increase in same-store sales reflects the implementation of key drugstore operational strategies such as promoting sales through our doctors and clinics, stricter internal staff assessments that stimulate sales, increased adaptability to community demand, modest economic improvements in China, and promotional activities and advertising related to Jiuzhou Pharmacy’s ten-year anniversary. We expect same-store sales will keep growing in the near future. Sales attributable to our clinics and from two new stores in Hangzhou contributed approximately $1,150,000 and $160,000 to revenue, respectively, for the year ended March 31, 2014. On the other hand, we ceased operation of five stores in Shanghai in February 2014 due to their continuous loss. All Shanghai subsidiaries, with the exception of Shanghai Lydia, have canceled their SAIC registration. Although these stores were underperforming, they contributed approximately $1,270,000 in revenue prior to their closures during the year ended March 31, 2014. Our store count decreased to 48 as of March 31, 2014, from 51 as of March 31, 2013. Online sales increased by $4,512,890, or 148.1%, for the year ended March 31, 2014, as compared to the year ended March 31, 2013. We have been working with business-to-consumer online vendors, including Taobao, by posting our products on their online platforms, which platforms direct customers back to our website. Such arrangements have exposed our online presence to a wider consumer base. In addition, since the beginning of calendar year 2013, we have spent considerable efforts identifying popular products that can drive sales. As a result, we have seen steady growth in online sales.

Wholesale revenue decreased by $27,737,415 or 60.0% primarily as a result of changing our sales strategy to focus on profitability. Since the third quarter of the year ended March 31, 2013, we have gradually reduced sales of low-profit margin products to certain customers who were delinquent in their payments to us. These types of sales accounted for a significant portion of our wholesale business in the first half of fiscal 2013. In the first and second quarter of fiscal 2013, we achieved sales volume of approximately $37,535,949 through competitive pricing. However, we incurred losses as result of low profit margins and rising overhead costs. Additionally, we had to make significant reserves against accounts receivable that were significantly past due. Since the third quarter of the year ended March 31, 2013, we have gradually stopped carrying these types of sales and are focusing on profitability and accounts receivable collectability over sales volume. Although this strategy may impact our ability to achieve first-tier distributor status, we believe that focusing on profitability and accounts collectability rather than sales volume is critical for our overall operations going forward. In order to bring in new profitable wholesale business such as supply to hospitals, and to support our long-term development, in August 2013, our management and sales team departed the Company. As a result, a new management and sales team, which has over twenty years of industry experience in wholesale pharmaceutical distribution, was brought into our pharmaceutical distribution operations to explore expansion into more lucrative wholesale sales channels, such as hospitals. As the previous team was transitioned out, certain customers and suppliers chose to discontinue doing business with us. As a result, we settled certain prepayment accounts with the withdrawing suppliers with either their products or cash. Revenue from discounted sales is approximately $0.7 million for the year ended March 31, 2014. Excluding the impact from such discounted sales, our regular wholesale revenue during the year ended March 31, 2014 decreased by approximately $20 million as compared to the year ended March 31, 2013. Since the new team members have been focusing on assuming control of all facets of our wholesale operations since the third quarter of fiscal 2014, they have been unable to make significant progress. Additionally, considerable efforts and time have been expended on working with the previous team on settling certain accounts and inventory. Until the new sales and management team develops and establishes a new customer base, we do not expect our wholesale business to expand in the immediate future.

Sales from our herb farming business are $0 for the year ended March 31, 2014, as compared to $2,534,380 for the year ended March 31, 2013. We planted Ginkgo and maidenhair trees during the year ended March 31, 2013; A Ginkgo tree may have a growth period of up to twenty years before it is mature enough to harvest. Usually, the longer it grows, the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the year ended March 31, 2014, we did not plant any other herbs that were ready to be harvested as of March 31, 2014. We anticipate that we will continue growing trees and start cultivating other herbs in the upcoming fiscal year.

Gross Profit

Gross profit decreased by $8,907,507, or 60.9%, in the year ended March 31, 2014, as compared to the previous fiscal year, as a result of a substantial decline in our wholesale business.  Gross margin also decreased, from 16.4% for the year ended March 31, 2013 to 8.7% for the year ended March 31, 2014, as a result of lower retail and wholesale profit margins.  The average gross margin for each of our three business segments for the years ended March 31, 2014 and 2013 are as follows:

	Years ended
	March 31,
	2014		2013
Retail business		$16.2%	$24.4%
Wholesale business		$(10.7)%	$5.2%
Herb farming business	$	N/A	$91.2%

Retail gross margin decreased primarily due to lower sale prices caused by strong market competition, the promotional campaign commemorating our ten-year anniversary, and store sales related to the closure of our Shanghai drugstores. The China Food and Drug Administration (the “CFDA”) enacted a series of drug retail price controls during the year ended March 31, 2014. Although most of our drug prices are below the price limit, we adjust our prices from time to time to be competitive in the market. Furthermore, local community hospitals in Zhejiang Province sell drugs included in China’s “Essential Drug List” at cost. In turn, local governments reimburse community hospitals with subsidies. Confronted with low or no profit margin sales and government subsidies, we were faced with the choice to either abandon sales of essential drugs or maintain low or no profit margins in order to attract customers. Sale of drugs listed in “Essential Drug List” amounts to approximately $5.7 million in fiscal 2014. To reward our members for their loyalty and to attract more customers in a competitive market, we conducted promotional events such as “buy-one-get-one-free” sales in the second and third quarters of the year ended March 31, 2014. Accordingly, we recorded approximately $487,000 in the cost of sales associated with such promotions.

Furthermore, since we were unable to attract local talent and create a key management team to fit into Shanghai local market, our Shanghai stores incurred continuous losses since their inception. Due to their underperformance, we ceased operation of all five drugstores in Shanghai in February 2014. As a result, we discontinued further business with the majority of Shanghai stores’ local vendors, and they have not allowed us to return products to them. Furthermore, based on Good Supplier Practice (“GSP”) requirements, we are not permitted to ship drugs from one Provincial Drug Administration Control Zone to another for resale. Since Hangzhou and Shanghai are under different local Drug Administration Control Zones, we were unable to ship the unsold inventory back to our Hangzhou stores for resale. Thus, we sold our remaining products to local communities at lower prices. During the sale, we sold products worth approximately $0.99 million for approximately $0.08 million.

Excluding the effects of such customer rewards and store closure sales, gross margin is approximately 19.4% for the year ended March 31, 2014, 5.0% lower than for the year ended March 31, 2013, which reflects price adjustments made by us. Wholesale gross margin decreased in the second half of the year ended March 31, 2014, primarily due to the discounted sales of certain products that our new wholesale team decided not to continue expending significant efforts to sell in the future.

Moreover, we have been transitioning in a new sales and management team for Jiuxin Medicine since the third quarter of the year ended March 31, 2014. As the prior team gradually withdrew, certain customers and suppliers that worked with that team also chose to discontinue their business with us.  In response, we settled certain prepayment accounts with the withdrawing suppliers and receivables from discontinued customers by either receiving their merchandise or a refund of cash. We received approximately $6.7 million in products delivered during the second half of the year. However, because some of the products were specifically tailored for customers that discontinued business with us, the new team decided not to continue expending significant efforts to sell them, and began selling them at a discount in an effort to reduce inventory from our warehouse. We believe that such sales, while affecting our short-term profitability, may minimize further loss and free up storage space that the new team may require. In addition, such sales free the new team from dealing with the old accounts of the discontinued suppliers, which in turn allows us to better track the performance of the new team.  Nevertheless, the recorded cost related to such discounted sales amounted to approximately $2,065,000, while the sales revenue was approximately $545,836.   On the other hand, certain wholesale suppliers stopped doing business with us in connection with the departure of our old sales and management team for our wholesale business. As a result, we have been actively disposing of our remaining inventory of such suppliers’ products, including products that we have decided not to sell in the future. As a result, we recorded a loss of approximately $1 million. As a result, our gross margin became negative.

During the year ended March 31, 2014, we planted and grew Ginkgo trees based on our best estimate as to future market demands. Due to the prolonged life cycle, we were unable to harvest those herbs in the year ended March 31, 2014. We expect to continue planting Ginkgo trees and other herbs in the near future based on our best estimation of the market. Revenue from the herbs will be generated when they are harvested.

Selling and Marketing Expenses

Selling and marketing expenses increased by $1,471,787, or 12.0%, during the year ended March 31, 2014, as compared to the previous fiscal year. Such expenses as a percentage of our revenue increased to 20.7% from 13.7% for the same period a year ago, primarily due to promotional activities and advertising related to Jiuzhou Pharmacy’s ten-year anniversary. To commemorate our pharmacy’s ten-year anniversary and to foster our members’ loyalty, we rewarded them with complimentary gifts starting in the second quarter of the year ended March 31, 2014, at a cost of approximately $4,637,276. In contrast, promotional costs for the same period in the prior year were only approximately $579,466. During the year ended March 31, 2014, we closed 5 stores in Shanghai and charged the residual value of store improvements (such as immovable store decoration) into expense. By excluding promotional costs, which are one-time in nature, our regular selling and marketing expenses decreased. As we have closed our non-performing stores in the past years and we don’t plan to expand the retail business fast in the near further, we don’t expect that our labor and rental costs will  rise significantly in the coming year.

General and Administrative Expenses

General and administrative expenses decreased by $3,731,507, or 24.9%, during the year ended March 31, 2014, as compared to the previous fiscal year. Such expenses as a percentage of our revenue increased to 17.0% from 16.8% for the same period a year ago. During the year ended March 31, 2013, we made a reserve of approximately $8.9 million for accounts receivable and advances to suppliers in our wholesale business. In contrast, we made an approximately $0.5 million additional reserve for advances to customers, an approximately $1.0 million reserve for accounts receivable, and an approximately $3.4 million bad debt expense for advances to customers during the year ended March 31, 2014. Excluding the effect of the reserve for accounts receivables and advance to suppliers, our general and administrative expenses increased by $0.2 million, which reflects modest inflation and stricter control over our administrative cost. Since shifting our wholesale strategy in third quarter of the year ended March 31, 2014, we have reduced both our wholesale staff and our administrative expenses. We also closed 5 stores during the year ended March 31, 2014, thereby eliminating their associated management expenses. We anticipate that general and administrative expenses will increase in the future.

Impairment of Long-lived Assets

We recorded an impairment of long-lived assets of $4,995,012 for the year ended March 31, 2014. Such impairment was made after we estimated that the implied fair value of long-lived assets was lower than the carrying value. Accordingly, we fully impaired licenses and permits in the amount of $1,126,981, impaired prepayment of lease use right in the amount of $2,481,792, impaired land and road improvement in the amount of $905,468, and impaired leasehold improvements and immovable fixed assets in the amount of $480,771 in the year ended March 31, 2014.

We recorded a goodwill impairment charge of $1,473,606 in the year ended March 31, 2013, which was previously recognized in connection with the acquisitions of Jiuxin Medicine and Shanghai Zhongxing. Such impairment was made during the year ended March 31, 2013 after we estimated the fair value of each of these businesses and determined that the implied fair value was lower than the carrying value.  Accordingly, we fully impaired goodwill by writing off goodwill of $1,403,933 for Jiuxin Medicine and $69,673 for Shanghai Zhongxing during the year ended March 31, 2013.

Impairment of Agricultural Inventory

We recorded an impairment of agricultural inventory of $820,637 for the year ended March 31, 2014. Such impairment was made after we estimated that the implied fair value of the Ginkgo trees planted in Qianhong Agriculture’s farmland was lower than the carrying value. Accordingly, we impaired agricultural inventory in the amount of $820,637 during the year ended March 31, 2014.

Loss from Operations

Loss from operations increased by $6,647,787 during the year ended March 31, 2014, as compared to the previous fiscal year, resulting in an operating loss of $19,230,142 for the year ended March 31, 2014, as compared to an operating loss of $12,582,355 for the fiscal year ended March 31, 2013.  Operating margin for the fiscal years ended March 31, 2014 and 2013 was (29.1)% and (14.1)%, respectively.

Income Taxes

Income tax expense decreased by $308,932 during the year ended March 31, 2014, as compared to the previous fiscal year, as a result of our operating loss and an income tax waiver granted to Qianhong Agriculture.

Net Loss

For the fiscal year ended March 31, 2014, we recorded a net loss of $25,356,170, generally caused by the promotional events surrounding our ten-year anniversary for our retail business and by the transition of our new sales and management team for our wholesale business. As discussed in the section titled “Gross Profit”, we have discounted sales for those products that the new sales team has chosen to discontinue. Hence, our gross profit dropped $8,907,507 during the year ended March 31, 2014. Included in net loss are bad debt allowances of $3,743,716, accounts receivables write-off for $644,049, advances to suppliers write-off for $456,089, inventory reserves and write-off for $1,776,067, inventory impairment for herb farming for $820,637, intangible assets impairment loss of $1,126,981, prepayment of lease use right impairment loss of $2,481,792, land and road improvement impairment loss of $905,468, and a charge to expenses of $480,771 in leasehold improvement impairment and $145,040 for our closed stores.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  In the year ended March 31, 2014, the collections of certain accounts were not received as expected. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Drug wholesale	Herb farming	Total amount
1- 3 months	$4,518,731	$2,275,444	$-	$6,794,175
4- 6 months	15,186	1,010,185	-	1,025,371
7- 9 months	32,862	1,459,889	-	1,492,751
10 - 12 months	30,756	395,035	-	425,791
Over one year	225,281	1,276,826	629,671	2,131,778
Allowance for doubtful accounts	(497,913)	(4,007,746)	(629,671)	(5,135,330)
Total accounts receivable	$4,324,903	$2,409,633	$-	$6,734,536

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  Usually we collect our receivables within two months. In fiscal 2014, we wrote off an approximately $0.64 million collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as drug distributors.  Usually we collect our receivable within three to six months.  Our ability to collect is attributed to the steps that we take prior to extending credit to our customers as discussed above.  If we are having difficulty collecting, we take the following steps: cease existing shipments to the customer, visit the customer to request payment on past due invoice, and if necessary, take legal recourse.  If all of these steps are unsuccessful, our management then determines whether or not the receivable should be reserved or written off. For the year ended March 31 2014, we made accounts receivable write-off for $644,049 and bad debt provision for $383,343. The aggressive volume-driven sales strategy that Jiuxin Medicine initially pursued loosened certain customer credit policies, such as background checks. The lack of timely customer account reconciliation caused by several accounting staff rotations also impacted the collection of several wholesale accounts. To accommodate for potential loss in accounts receivable, we put up a reserve for what we do not believe to be collectible, and most aged receivables have been reserved. In the second half of fiscal 2014, we accepted approximately $1.4 million products against the aged accounts receivables. Products receipts reduce our aged accounts receivable and minimizes further loss on aged accounts. As discussed earlier, Jiuxin Medicine transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and we tightened our customer credit policy and strengthened monitoring of uncollected receivables. In addition, the new management team came on board and started implemented a stricter credit policy in August 2013. As a result, we do not expect a significant increase in bad debts going forward and believe the charge to these accounts is more than likely one-time in nature.

Subsequent to March 31, 2014 and through May 31, 2014, we collected $4,352,552  in receivables relating to our drugstore business, $1,435,191 relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Drug wholesale	Herb farming	Total amount
1- 3 months	$-	$2,518,903	$-	$2,518,903
4- 6 months	-	1,045,222	-	1,045,222
7- 9 months	-	1,581,128	-	1,581,128
10 - 12 months	-	781,301	-	781,301
Over one year	-	5,217,224	-	5,217,224
Allowance for doubtful accounts	-	(6,566,584)	-	(6,566,584)
Total advances to suppliers	$-	$4,577,194	$-	$4,577,194

 Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchase on certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of March 31, 2014.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as drug manufacturers and other distributors.  We typically receive products from vendors within three to six months after making prepayments.  We continuously monitor delivery from and payments to our vendors and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal recourse.  If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off.  To facilitate its initial expansion, Jiuxin Medicine made significant prepayments to certain vendors.  Lack of timely supplier account reconciliation caused by several accounting staff rotations delayed the monitoring of such accounts.  To accommodate potential loss in advances to suppliers, we made reserve for all aged accounts. In the second half of fiscal 2014, we accepted products worth approximately $6.7 million against the aged advances to suppliers and accounts receivables. Products received reduced our aged accounts and minimized further losses on aged accounts. As previously discussed, Jiuxin Medicine transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and we tightened our customer credit policy and strengthened monitoring of uncollected receivables. In addition, the new management team came on board and started implemented a stricter credit policy in August 2013. As a result, we do not expect a significant increase in bad debts going forward.

In summary, our cash flows for the periods indicated are as follows:

	Years ended
	March 31,
	2014	2013
Net cash provided by (used in) operating activities	$684,116	$(313,340)
Net cash used in investing activities	$(2,113,041)	$(2,404,359)
Net cash provided by financing activities	$1,207,502	$3,369,122

For the fiscal year ended March 31, 2014, net cash provided by operating activities amounted to $684,116, as opposed to net cash used in operating activities of $313,340 a year ago. The change in cash used in operating activities period over period is primarily attributable to an increase of $11,021,645 in net loss, a decrease of $2,124,248 in leasehold improvement write-off, a decrease of $3,797,144 in bad debt write-off and provision, and a decrease of $5,201,154 in customer deposits, partially offset by an increase of $1,126,981 in impairment of license and permit, an increase of $1,776,067  in inventory reserve and write-off, an increase of $2,481,792 in prepayment of lease use right, an increase of $6,257,396 in accounts receivable, and an increase of $11,448,008 in advances to suppliers.

For the fiscal year ended March 31, 2014, net cash used in investing activities amounted to $2,113,041 as opposed to net cash used in investing activities of $2,404,359 a year ago. The decrease of $291,318 was a result of decreased expenditures for leasehold improvements of $1,783,929 and an increase in land use right purchase of $1,585,139.

Net cash provided by financing activities was $1,207,502 for the fiscal year ended March 31, 2014, primarily from an increase in the repayment of notes payable of $3,482,463, partially offset by a decrease in proceeds from notes payable of $1,058,768.

As of March 31, 2014, we had cash of approximately $4,445,276.  Our total current assets as of March 31, 2014, were $29,103,329 and our total current liabilities were $31,265,919, which resulted in a net working capital of ($2,162,590).

Liquidity and Capital Resources

Our ability to continue as a going concern depends upon aligning our sources of funding (debt and equity) with our expenditure requirements and repayment of the short-term debts as and when they become due.

The drug retail business is a highly competitive industry in PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. The Company closed unprofitable stores including those in Shanghai in fiscal 2013 and 2014. Existing drugstores have historically been profitable and are not expected to require additional financing, while potential new stores may need limited additional working capital in their start-up period in the future.

As reflected in our consolidated financial statements, we had a net loss for the year ended March 31, 2014. Several factors contributed to such loss, including  1) reserving additional allowances against advances to suppliers that will potentially not be utilized; 2) impairment of leasehold improvement for the non-performing business segment of Jiuyingtang; 3) impairment of goodwill; 4) inventory reserves for certain products that the new sales and management team decided not to sell in the future; 5) additional promotional costs associated with our retail stores’ ten-year anniversary; and 6) continuous loss from our Shanghai stores. We have taken measures to address some of these challenges, such as accelerating cash or goods collections from suppliers against advances, and attracting talent to improve and enhance our traditional retail pharmacy plus in-store clinic business. We closed 5 underperforming pharmacies and are looking to open additional in-store clinics to attract customer traffic. We are focusing on cleaning up and collecting aged accounts from our suppliers and customers in the near future. Additionally, we have actively searched for experienced talent to run our healthcare center under Jiuyingtang. By doing so, we hope to utilize the value of leasehold improvement we invested in Jiuyingtang fiscal 2013. We have also adjusted our wholesale strategy to focus on profitability and timely collection of credit sales rather than immediate sales volume growth, even though we anticipate that this will lower our wholesale revenue in the near term. A new management and sales team, whose members have been involved with wholesale pharmaceutical distribution for over twenty years, has been transitioning into the Company’s wholesale business in the third quarter of fiscal 2014. The new team is actively seeking out potential customers, such as local hospitals, which have higher profit margins for sales than sales to other wholesale customers. We are hoping that sales of existing inventory to hospitals can potentially generate positive cash flow in the future. Additionally, the new team has established an Over-The-Counter (“OTC”) Drug department looking to supply other smaller retails drugstores which, if successful, can increase our sales. The new team is also exploring to sell to rural markets outside Zhejiang Province, which can potentially become a new revenue source in the future. The Company plans to fund current operations by continuing to focus on profitability for its wholesale operations and focus on strengthening and expanding its core business model of integrated pharmacy and clinic, which has proven to be a key profit driver.

As of March 31, 2014, our current liabilities exceed current assets by $2.16 million. In assessing its liquidity, management monitors and analyzes the Company’s cash balance, its ability to renew bank facilities, and its operating and capital expenditure commitments. Its principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of the date of this report, the Company has obtained the following financial supports, which are listed below:

Line of bank credit

Banks	Amount of Line of Credit as of June 27, 2014 (in millions)	Unused Amount of Line of Credit as of June 27, 2014 (in millions)	Expiration Date
Hangzhou United Bank	$1.38	$-	November 7, 2014
Hangzhou United Bank	0.81	0.42	April 2, 2015
Hangzhou United Bank	1.17	-	October 23, 2015
Bank of Hangzhou	1.81	0.51	June 12, 2015
Bank of Hangzhou	2.86	2.86	July 12, 2015

Total	$8.03	$3.79

Our principal sources of liquidity consist of existing cash, bank facilities from local banks as well as personal loans from our principal shareholders if necessary. The Company has two credit line agreements from two local banks and one expired credit line from another local bank that is expected to be renewed in July 2014 as displayed in detail in Note 14. Two credit lines from Hangzhou United Bank and Bank of Hangzhou to borrow up to $8.03 million are valid up to date, while the credit line from Industrial and Commercial Bank of China (ICBC) to borrow up to $1.95 million has expired and is expected to be renewed in July 2014. Any borrowing therefrom is guaranteed by a third-party guarantor company, and secured by the Company’s assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders.

As reflected in the consolidated financial statements, the Company had a net loss for the year ended March 31, 2014. We have taken measures to reduce its losses and generate positive cash flow by accelerating cash or goods collections from suppliers against advances, and attracting talent to improve and enhance traditional retail pharmacy plus in-store clinic business. In our retail sector, we closed 5 unprofitable pharmacies and are looking to open additional in-store clinics to attract customer traffic. The remaining stores are considered profitable and are currently generating positive cash flow. The Company is actively negotiating with several large suppliers including Pfizer to obtain more purchase discounts and financial support. Moreover, the Company is actively developing its high profit margin product line of high-grade nutritional supplements such as Ginseng under its own trademark of Shouantang. As healthcare products have become more popular in China, the Company anticipates a reasonable positive gross margin driving profitability. The drug wholesale industry is usually marked with low profit margin. However, as the Company is strengthening its customer and supplier credit policy and ceased extremely low profit margin transactions that cannot cover related overhead, it does not expect a significant loss in next year.  Additionally, we have actively searched for experienced talent to run our healthcare center under Jiuyingtang.

We have also adjusted our wholesale strategy to focus on profitability and timely collection of credit sales rather than immediate sales volume growth, even though we anticipate that this will lower its wholesale revenue in the near term. We are focusing on cleaning up and collecting aged accounts from suppliers and customers in the near future. As a result, we disposed certain inventory collected from certain suppliers and customers below their cost. The disposal is non-recurring as the Company is moving on stricter sale and purchase credit policy. In the future, we expect a positive wholesale gross margin overall. A new management and sales team, whose members have been involved with wholesale pharmaceutical distribution for over twenty years, has been transitioning into our wholesale business in the third quarter of fiscal 2014. The new team is actively seeking out potential customers, such as local hospitals, which have higher profit margins for sales than sales to other wholesale customers. We are hoping that sales of existing inventory to hospitals can potentially generate positive cash flow in the future. Additionally, the new team has established an Over-The-Counter (“OTC”) Drug department looking to supply other smaller retails drugstores which, if successful, can increase our sales. The new team is also exploring to sell to rural markets outside Zhejiang Province, which can potentially become a new revenue source in the future. The Company plans to fund its current operations by continuing to focus on profitability for its wholesale operations and focus on strengthening and expanding its core business model of integrated pharmacy and clinic, which has proven to be a key profit driver.

To better reflect the operation performance, we perform an EBITDA analysis. We define adjusted EBITDA as net income (loss) before income tax, interest, depreciation and amortization, and non-cash expense items. The EBITDA is further adjusted for non-recurring items not expected to recur within the next 12 months. We believe it is useful to an equity investor in evaluating our operating performance because (1) it enables investors in our industry to measure our company’s operating performance without regard to items such as interest expense, depreciation and amortization, and non-cash or non-recurring items, to better assess expected cash flow to cover our operating expenses in light of the book loss incurred; and (2) it helps investors more meaningfully assess our liquidity over the next twelve months. A detail EBITDA analysis table is presented below:

For the fiscal year 2014
Net loss per book	$(25,356,170)
Add: Interest expense	85,188
Taxes	44,870
Depreciation and amortization	3,234,169
Add: non-cash items
Bad debt write-off and provision - trade accounts receivables, advance to suppliers and other receivables	4,387,765
Agricultural inventory impairment	820,637
Inventory reserve and write-off	1,776,067
Impairment of leasehold improvement	480,771
Impairment of intangible - license and permit	1,126,981
Impairment of prepayment of lease use right	2,481,792
Impairment of land and road improvement	905,468
Leasehold improvement write-off	145,040
Stock-based compensation	748,907
Change in fair value of purchase option derivative liability and warrant liability	263,307
Subtotal of non-cash items	13,136,735

Adjusted EBITDA	(8,855,208)

Add: items not expected to recur within the next twelve months
Jiuzhou Pharmacy ten-year anniversary promotion cost and selling expense	5,124,000
Shanghai stores closing sale	910,000
Loss from Shanghai stores performance (excluding store closing sales)	443,462
Wholesale inventory disposal	1,000,377
Wholesale inventory discounted sales	1,394,851
Subtotal of non-recurring cost or expense	8,872,690

Net operating cash flow after adjustments	$17,482

The detailed analysis of the Company’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended March 31, 2015
Current liabilities over current assets as of March 31, 2014	$(2.16)
Projected cash financing and outflows:
Cash provided by line of credit from banks	3.79
Cash projected to be used in operations in the twelve months ended March 31, 2015	(1.18)
Cash projected to be used for financing cost in the twelve months ended March 31, 2015	(0.20)
Net projected change in cash for the twelve months ended March 31, 2015	$0.25

The Company is projected to have negative cash flows of $1.18 million from its three operating segments. Wholesale business is not expected to contribute a significant gross margin to support overhead in fiscal 2015, and sales have been projected to be approximately the same as the prior year. Herbs farming business is not expected to have any sales and may incur limited operating costs, including capitalized expenditures have been reflected in the herb farming’s projections. Retail drugstores and online sales have been projected to slightly increase as compared to the prior year with similar profit margins.

Our good credit history with local banks may also enable us to obtain additional credit lines from the same banks or seek new loans from other banks if necessary.  In addition, our CEO Mr. Lei Liu has agreed to provide the necessary financial support to meet our financial obligations in the event that we require additional liquidity. However, since we have no formal agreement with Mr. Liu contractually obligating him to meet our anticipated cash needs for the near future, we cannot be certain that additional financing will be available through shareholder loans, or even if available, if it will be available on terms acceptable to us.

On the operating side, losses attributable to the pharmacy business during the year ended March 31, 2014 are due to promotional activities and membership rewards incurred in connection with the ten-year anniversary of the pharmacy chain and discounted sales in our wholesale business.  This is a non-recurring event and should not affect long term profitability and cash flow of our retail business.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Years ending March 31,	Retail drugstores	Drug wholesale	Herb farming	Total amount
2015	$4,060,065	$228,578	$-	$4,288,643
2016	2,415,389	250,313	-	2,665,702
2017	1,143,379	284,589	-	1,427,968
2018	851,632	290,397	-	1,142,029
2019	674,323	290,397	-	964,720
Thereafter	173,089	580,794	-	753,883

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements or otherwise disclosed in this report were as follows:

	March 31, 2014	March 31, 2013
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1623	USD1: RMB 0.1594

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1626	USD1: RMB 0.1586

No representation is made that RMB amounts have been, or would be, converted into USD at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of the Independent Registered Public Accounting Firm, and our Financial Statements and accompanying Notes to the Financial Statements that are filed as part of the Report, are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2014, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were ineffective. Such conclusion is due to the presence of material weakness in internal control over financial reporting as described below. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO) in the Internal Control-Integrated Framework. We are responsible for establishing and maintaining adequate internal control over financial reporting. Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2014 due to the following material weaknesses:

Accounting and Finance Personnel Weaknesses - As noted in Item 9A of our annual reports on Form 10-K for the preceding four (4) fiscal years, management concluded that in light of the inexperience of our accounting staff with respect to the requirements of U.S. GAAP-based reporting and SEC rules and regulations, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2014 considered the same factors, including:

•	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;
•	the significance of the audit adjustments’ impact on the overall financial statements;
•	how adequately we complied with U.S. GAAP on transactions; and
•	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel continues to be a material weakness as of March 31, 2014, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

Subsequent to the fiscal year ended March 31, 2010, our management identified steps it believed were necessary to address the weaknesses described above. During the fiscal year ended March 31, 2011, we hired additional accounting staff, and during the fiscal year ended March 31, 2012, we engaged an outside consultant. During the fiscal year ended March 31, 2014, we hired an outside financial consulting firm with qualified and experienced people to help us prepare financial statements and related disclosures in compliance with US GAAP. In addition, we have hired additional accounting staff to help us prepare supporting accounting documentation and information. We have also retained a financial advisor who monitors our corporate performance and provides financial advice to us. Although we believe that we have made significant progress, our efforts to date have not yet been sufficient to fully remediate such weaknesses. We expect to satisfactorily address such weaknesses by the end of our fiscal year ended March 31, 2015. As such, we will continue our efforts during the fiscal year ending March 31, 2015, although there can be no assurance that compliance will be achieved in this time frame.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age(1)	Position	Date of Appointment
Lei Liu	49	Chief Executive Officer and Chairman of the Board of Directors	September 17, 2009
Ming Zhao	38	Chief Financial Officer	August 1, 2011
Li Qi	41	Secretary and Director	October 23, 2009
Zhimin Su (2) (3) (4)	37	Director	November 30, 2012
Taihong Guo (2) (3) (4)	63	Director	January 1, 2013
Genghua Gu (2) (3) (4)	63	Director	March 28, 2014

(1)	As of the date of this report.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Nominating Committee.

Biographical Information of Our Current Directors and Executive Officers

Lei Liu has served as our Chief Executive Officer and Chairman of our Board of Directors since September 17, 2009. He has been the executive director of Jiuzhou Pharmacy since September 2003 and the supervising director of Jiuzhou Service since November 2005. From December 1997 to August 2003, Mr. Liu served as a general manager of Tai He Drugstore. From September 1992 to November 1997, Mr. Liu was an administration official of Hangzhou Medical Junior College, his alma mater, where he was also a researcher and an anatomy instructor from September 1983 to July 1992. Mr. Liu has been a licensed researcher in the PRC since September 1988. Together with Ms. Qi, Mr. Liu co-founded many of the business we currently operate. As the founder and CEO responsible for our vision and direction, Mr. Liu is invaluable to us and our Board of Directors.

Ming Zhao has served as our Chief Financial Officer since August 2011. From September 2010 to July 2011, Mr. Zhao was a senior manager at CFO Oncall, Inc., a financial consulting firm providing CFO services to U.S.-listed, China-based publicly traded companies. Through CFO Oncall, Inc., Mr. Zhao had been consulting for us since January 2010. From December 2006 through August 2010, Mr. Zhao was a senior auditor at Sherb & Co., LLP. From January through June 2003, Mr. Zhao worked as a financial analyst at Microsoft Corporation. Mr. Zhao is a licensed certified public accountant. He graduated with a bachelor’s degree in accounting from Central University of Finance and Economic in Beijing in July 1999, and obtained a master’s degree in professional accounting from the University of Washington in December 2002.

Li Qi has served as our secretary since October 23, 2009, and is currently the general manager of both Jiuzhou Pharmacy and Jiuzhou Service. From January 2000 to June 2003, Ms. Qi served as a general manager of Zhejiang Yikang Drugstore. From October 1991 to January 2000, Ms. Qi was a nurse at the Branch Hospital of Hangzhou No. 1 People’s Hospital. Ms. Qi is a licensed TCM pharmacist in the PRC and is a 1991 graduate of Hangzhou Nurse School. Together with Mr. Liu, Ms. Qi co-founded many of the business we currently operate. As the founder and secretary overseeing our day-to-day corporate operations, Ms. Qi is highly qualified to serve on our Board of Directors.

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

Taihong Guo has been the President of the Zhejiang Province Pharmaceutical Industry Association, which has over 300 local pharmaceutical enterprises as members, since December 2012, and serves as a bridge between its members and the Zhejiang Food and Drug Administration (“FDA”). He was previously the Chief of the Hangzhou FDA from January 2003 to September 2009, and an Inspector from September 2009 to June 2012. From February 2010 to January 2012, he also chaired the Board of Supervisors at three private companies in Hangzhou: Hangzhou Industrial Assets Management Co., Ltd., a state-owned asset management company, Hangzhou Qingcunbao Group Co., Ltd., a leading supplier of traditional Chinese medicine and nutritional supplements throughout China, and Hangzhou Information Technology Co., Ltd., a state-owned asset management company focusing on technology companies. Mr. Guo holds a bachelor degree in automotive design from Jiangsu University (formerly Zhengjiang Nongji Institute), an associate degree in law from the Open University of China, Zhejiang Campus, and a bachelor degree in business management from the Central Party School. The Board has determined that Mr. Guo should serve as a director given his experience with and working knowledge of the Hangzhou FDA, as well as his considerable contacts within the pharmaceutical industry in Hangzhou.

Genghua Gu is a retired physician, professor and published scientific researcher in the field of stomatology. From 2003 to 2013, Dr. Gu was a member of the Standing Committee of Zhejiang Province Political Consultative Conference. From 2000 to 2009, Dr. Gu was the Vice President of the Women’s Hospital of Zhejiang University’s School of Medicine (the “School of Medicine”), where, in addition to being a chief physician, professor and researcher, he was also in charge of logistics and financial control as part of the hospital’s management. From 1998 to 2000, Dr. Gu was the Vice President of the Second Affiliate Hospital of the School of Medicine (the “Affiliate Hospital”), where, in addition to his medical, teaching and research duties, he was also in charge of the hospital’s logistics. From 1995 to 1998, Dr. Gu served as the Deputy Magistrate with the Shuichang County Government in Zhejiang Province, in charge of the county’s culture, education and hygiene programs. From 1988 to 1995, Dr. Gu was the Head of the Medical Department at the Affiliate Hospital and was involved in planning and management of the medical department. Dr. Gu served as an oral surgeon from 1977 to 1988 at the Affiliate Hospital. Dr. Gu graduated from Shanghai Jiaotong University’s School of Medicine, Department of Stomatology in 1977. The Board has determined that Dr. Gu should serve as a director given his extensive medical and scientific research experience, as well as his government and hospital management and logistics experience.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged to become directors or executive officers. There are no family relationships among our officers and directors and those of our subsidiaries and affiliated companies.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten (10) years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended march 31, 2014, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, for the fiscal year ended March 31, 2014, our directors, executive officers and holders of ten percent (10%) or more of our common stock complied with Section 16(a) filing requirements applicable to them except as follows: the Form 5 filed on May 16, 2014 by Ming Zhao, which reported certain acquisitions made on December 13, 2013 and was due by May 15, 2014, was not timely filed.

The Board of Directors and Committees

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operation of our businesses. We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills, and who are willing to engage management and each other in a constructive and collaborative fashion. We also seek directors who have the ability and commitment to devote significant time and energy to service on the board and its committees. We believe that all of our directors meet the foregoing qualifications.

Based on the information submitted by Ms. Zhimin Su, Mr. Taihong Guo, and Dr. Genghua Gu, our Board of Directors has determined that each of them is independent under Rule 5605(a)(2) of The NASDAQ Listing Rules.

Our Board of Directors has three (3) committees. During the fiscal year ended March 31, 2014, our Board of Directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of Directors	2	2
Audit Committee	1	1
Compensation Committee	2	2
Nominating Committee	1	1

Audit Committee

Our Audit Committee operates under a written charter, and is composed of our three (3) independent directors. Our Board of Directors has determined, based on information furnished by Ms. Zhimin Su and other available information, that she meets the requirements of an “audit committee financial expert” as that term is defined in the rules promulgated under the Securities Act and the Exchange Act, and has accordingly designated her as such. Our Board of Directors has also appointed her chairperson of the committee.

The responsibilities of our Audit Committee include:

•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•
appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm, and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•
overseeing the independent registered public accounting firm, including reviewing its independence and quality control procedures, as well as the experience and qualifications of the audit personnel that are providing audit services to us;

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

Compensation Committee

Our Compensation Committee operates under a written charter, and is made up of our three (3) independent directors. Taihong Guo is chairperson of the committee. Our Compensation Committee oversees and, as appropriate, makes recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and our employees, and other employee policies; it also provides assistance and recommendations with respect to our compensation policies and practices.

Nominating Committee

Our Nominating Committee operates under a written charter, and is made up of our three (3) independent directors. Genghua Gu is chairperson of the committee. Our Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting, fills any vacancies on our Board of Directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer, senior executive officers, Chief Financial Officer, and other senior financial officers. A copy of our code of ethics will be provided to any person without charge, upon written request sent to us at our principal executive office.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two (2) fiscal years. No other executive officer received compensation in excess of $100,000 during the fiscal year ended March 31, 2014.

Summary Compensation Table
Name and Principal Position	Fiscal Year ended March 31,	Salary ($)	Bonus ($)	Stock Awards ( $)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Lei Liu, CEO (2)(3)	2013 2014	31,845 32,460	-0- -0-	-0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	31,845 186,060

Ming Zhao, Current CFO (4)	2013 2014	100,000 88,000	-0- -0-	19,864 57,600	-0- -0-	-0- -0-	-0- -0-	-0- -0-	119,864 145,600

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes.
(2)	Salary as reported is based on interbank exchange rate of RMB 6.3051 to $1.00 on March 31, 2013, and RMB 6.1614 to $1.00 on March 31, 2014.
(3)
Mr. Liu’s compensation under “Stock Awards” for the fiscal year ended March 31, 2014, comes from the restricted stock award granted to him on December 31, 2013 under the China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”).

(4)	Mr. Zhao’s compensation under “Stock Awards” includes 60,000 shares issued to him during the fiscal year ended March 31, 2014, under the Plan.

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

Agreements with Ming Zhao

We entered into an employment agreement with Mr. Zhao dated as of August 1, 2011, under which Mr. Zhao is serving as our Chief Financial Officer for a term of two (2) years commencing August 1, 2011, for annual compensation of $100,000, payable in monthly installments, as well as a one-time grant of 40,000 shares of our common stock (the “Shares”) under the Plan.  The term of the employment was extended verbally for another two (2) years with an amended annual compensation of $88,000 starting from October 2012. Mr. Zhao is also entitled to expense reimbursement and to be included as an insured under our directors and officers insurance policy with coverage of $5,000,000. During his employment, Mr. Zhao is subject to certain restrictive covenants, including (i) prohibition against engaging in any work that competes with us and our business and soliciting our customers, potential customers and employees, and (ii) requirement to maintain our confidential information.

Mr. Zhao’s employment agreement terminates upon his death or disability. If Mr. Zhao is unable to perform his duties for 60 days during any twelve (12) month period, we may also terminate the employment agreement upon 30-day written notice. We may also terminate the employment agreement for cause, upon notice if at any time Mr. Zhao commits (a) fraudulent, unlawful or grossly negligent conduct in connection with his employment duties; (b) willful misconduct; (c) willful and continued failure to perform his duties; (d) any felony or any crime involving moral turpitude; (e) any violation of any of our material policies; or (f) any material breach of any written agreement with us. Mr. Zhao may terminate his employment agreement immediately upon written notice if we breach our agreement with him.

In connection with the Shares, we entered into a restricted stock award agreement with Mr. Zhao dated as of August 1, 2011, under which the Shares would vest in eight (8) equal quarterly installments on the first day of each quarter commencing on August 1, 2011. In the event we terminated Mr. Zhao’s employment for cause, any unvested portion of the Shares at the time of termination would automatically be forfeited. We also have the option to purchase any Shares that Mr. Zhao offers to sell prior to the 91st day from the termination of his employment, provided that if we do not purchase any or all of such Shares within 30 days upon notice of offer, Mr. Zhao may sell such Shares in any lawful manner at no lower price or upon no more favorable terms than those offered to the us. In November 2012, Mr. Zhao agreed to forfeit his right to the last three (2) installments of the Shares, receiving a total of 25,000 Shares.

Outstanding Equity Awards at Fiscal Year Ended March 31, 2014

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable	Equity incentive plan awards: number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Lei Liu (1)	-	-	-	-	-	-	-	160,000	$153,600
Ming Zhao (1)	-	-	-	-	-	-	-	60,000	$57,600
Li Qi (1)	-	-	-	-	-	-	-	100,000	$96,000

(1) The shares were granted pursuant to a Restricted Stock Award Agreement dated January 16, 2012, under the Plan. All of the shares will vest on January 16, 2015.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	323,897	4.98	901,103
Equity compensation plans not approved by security holders	-	-	-
TOTAL	323,897	4.98	901,103	*

* Exclude 450,000 shares issued to a financial consultant and 350,000 shares of stocks awarded to directors and officers in fiscal 2014.

Discussion of Summary Compensation and Grants of Plan-based Awards Tables

A summary of certain material terms of our existing compensation plans and arrangements is set forth below.

On September 21, 2010, our Board of Directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”). The maximum number of shares that may be issued under the Plan is 2,025,000 shares of our common stock. The Plan was approved by our shareholders at our annual meeting held on November 2, 2010. Under the Plan, the Company may issue common stock and/or options to purchase common stock to our officers, directors, employees and consultants. The Plan is administered either by our Board of Directors or a committee that it designates comprising of at least two (2) “non-employee” directors. The board (or the committee, if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of March 31, 2014, there were 901,103 shares of our common stock remaining available for future issuance under the Plan.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended March 31, 2014:

Director Compensation Table
Name	Fiscal Year ended March 31,	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu (2)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Li Qi (2)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Zhimin Su	2014	13,000	-0-	-0-	-0-	-0-	-0-	13,000
Taihong Guo	2014	6,000	-0-	-0-	-0-	-0-	-0-	6,000
Genghua Gu	2014	2,000	-0-	-0-	-0-	-0-	-0-	2,000

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes.
(2)	Compensation is reflected in the Summary Compensation Table on page 49 above.

We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we have entered into certain agreements with some of our directors as described below. We intend to develop such a policy in the near future.

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

Agreement with Genghua Gu

On December 9, 2013, we entered into an agreement with Dr. Gu in the form of a director offer letter, pursuant to which we have agreed to compensate him $6,000 annually for his services, payable in monthly installments on the last day of each month.  Additionally, he is entitled to be included as an insured under our directors and officers insurance policy.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on June 9, 2014, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
Executive officers and directors: (1)	Number of Shares beneficially owned (2)	Percentage of class beneficially owned (3)
Lei Liu, Chief Executive Officer and Chairman of the Board of Directors (4)	6,190,000	42.93%
Ming Zhao, Chief Financial Officer	91,000	* %
Li Qi, Secretary and Director (4)	6,130,000	42.93%
Zhimin Su (5)	10,000	* %
Taihong Guo (6)	10,000	* %
Genghua Gu (7)	10,000	* %
All directors and executive officers as a group (6 persons)	6,311,000	43.78%

5% Shareholders: (1)
Super Marvel Limited (4)	6,030,000	42.14%
Chong’an Jin (4)	6,030,000	42.14%

*           Less than 1%.

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 1st Floor, Yuzheng Plaza, No. 76, Yuhuangshan Road, Hangzhou, Zhejiang Province, China, 310002.
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

(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 14,416,022 shares outstanding as of June 9, 2014.
(4)
The address of Super Marvel Limited (“Super Marvel”) is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. The owners of Super Marvel are Lei Liu (39%), Li Qi (30%) and Chong’an Jin (31%). They are also its directors. As such, they are deemed to have or share investment control over Super Marvel’s portfolio.  6,030,000 shares of common stock reported herein as beneficially owned by Mr. Liu, Ms. Qi and Mr. Jin are held by Super Marvel, which they in turn own indirectly through their respective ownership of Super Marvel.

(5)	Ms. Su’s address is: 3601B The Center, Changle Road, Xuhui District, Shanghai, China.
(6)	Mr. Guo’s address is: 7th Floor, Qingchunbao Group, No. 555 Xixi Road, Hangzhou, China.
(7)	Dr. Gu’s address is: No.1, Xueshi Road, Hangzhou, China.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our Officers and Directors’ Relationship with Us, Our Subsidiaries and VIE

As described in “Business - Our Corporate History and Structure” above, we control HJ Group through contractual arrangements between Jiuxin Management, our wholly-owned subsidiary, and each of Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic. HJ Group is owned by the Key Personnel, two (2) of whom also hold positions as our executive officers and/or directors. Because the Key Personnel also collectively own a substantial amount of our issued and outstanding common stock, we believe that our interests are aligned with those of HJ Group and the Key Personnel. However, see “Risk Factors - Risks Related to Our Corporate Structure - Our contractual arrangements with HJ Group and the Key Personnel may not be as effective in providing control over these entities as direct ownership,” and “Management members of HJ Group have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Other Related Party Transactions

	March 31, 2014	March 31, 2013
Due to Key Personnel (1):	$576,818	$576,818
Due to director (2):	1,807,476	647,599
Total	$2,384,294	$1,224,417

(1)
As of March 31, 2014 and 2013, amount due to Key Personnel represents contributions from the Key Personnel to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements. Such contributions are to be returned to the directors upon demand.

(2)
Mr. Lei Liu lent approximately $600,000 to purchase a land use right. The Company leases Mr. Lei Liu’s houses for operation in the amount of approximately $171,000 in rent accrued to Mr. Lei Liu. In addition, Mr. Lei Liu personally lent approximately $389,000 to the Company to facilitate its payments of professional fees in the United States due to the restriction on currency conversion between Renminbi and U.S. dollars.

We also lease our corporate office and a retail space from Mr. Liu under long-term operating lease agreements, one of which expired in December 2013, and another which is valid until August 2014. For the fiscal years ended March 31, 2014 and 2013, $0 and $0 was paid to Mr. Liu for such leases, respectively.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our current principal independent auditor is Friedman, LLP (“Friedman”), whom we engaged on April 19, 2011. The following table shows the fees for audit and other services provided by Friedman in relation to our 2014 and 2013 fiscal years:

	For the Fiscal Years ended March 31,
	2014	2013
Audit Fees (1)	$240,000	$210,000
Audit-Related Fees (2)	10,000	15,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$250,000	$225,000

(1)
Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees: This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees: This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Audit Committee

The Audit Committee approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  Prior to engaging its accountants to perform particular services, the Audit Committee obtains an estimate for the service to be performed.  All of the services described above were approved by the Audit Committee in accordance with its procedure.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1) Financial Statements

The following consolidated financial statements for the years ended March 31, 2014 and 2013 are included in Part II, Item 8 of this Report:

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

10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)

Exhibit Number	Description
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Consulting Services Agreement between Jiuxin Management and Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”) dated May 15, 2012 (12)
10.29	Operating Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (12)
10.30	Voting Rights Proxy Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (12)
10.31	Equity Pledge Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (12)
10.32	Option Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (12)
10.33	Employment Agreement with Ming Zhao dated August 1, 2011 (10)
10.34	Restricted Stock Award Agreement with Ming Zhao dated August 1, 2011 (10)
10.35	Director Offer Letter with Bennet P. Tchaikovsky dated August 1, 2011 (10)
10.36	Restricted Stock Award Agreement with Bennet P. Tchaikovsky dated August 1, 2011 (10)
10.37	Agreement with Worldwide Officers, Inc. (“Worldwide Officers”) dated August 1, 2011 (10)
10.38	Restricted Stock Award Agreement with Worldwide Officers dated August 1, 2011 (10)
10.39	Director Offer Letter with Zhimin Su dated November 30, 2012 (13)
10.40	Director Offer Letter with Taihong Guo dated January 1, 2013 (14)
10.41	Consulting Services Agreement with Worldwide Officers dated January 1, 2013 (14)
10.42	Director Offer Letter with Genghua Gu dated December 9, 2013 (15)
10.43	Office Lease dated December 18, 2013 *
14	Code of Business Conduct and Ethics (5)
21	List of Subsidiaries *
23	Consent of Independent Publicly Registered Accounting Firm, Friedman LLP *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer *
99.1	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.2	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.3	Equity Interests Transfer Agreement dated April 15, 2011 (11)
99.4	Supplemental Agreement to Equity Interests Transfer Agreement dated August 25, 2011 (11)
101.INS	XBRL Instance Document * **
101.SCH	XBRL Taxonomy Extension Scheme Document * **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document * **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * **

*	Filed herewith
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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date : June 27, 2014	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer
(Principal Executive Officer)

Date : June 27, 2014	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lei Liu	Chief Executive Officer and Director	June 27, 2014
Lei Liu

/s/ Ming Zhao	Chief Financial Officer	June 27, 2014
Ming Zhao

/s/ Li Qi	Secretary and Director	June 27, 2014
Li Qi

/s/ Zhimin Su	Director	June 27 2014
Zhimin Su

/s/ Taihong Guo	Director	June 27 2014
Taihong Guo

/s/ Genghua Gu	Director	June 27, 2014
Genghua Gu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Jo-Jo Drugstores, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of China Jo-Jo Drugstores, Inc. and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Jo-Jo Drugstores, Inc. as of March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
June 27, 2014

1700 BROADWAY, NEW YORK 10019 T 212. 842. 7000 F 212. 842. 7001 WWW.FRIEDMANLLP.COM OFFICES IN NEW YORK ¦ NEW JERSEY ¦ LONG ISLAND AND AN INDEPENDENT MEMBER FIRM OF DFX WITH OFFICES WORLDWIDE

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013

A S S E T S

CURRENT ASSETS
Cash	$4,445,276	$4,524,094
Restricted cash	3,114,543	2,162,837
Trade accounts receivables, net	6,734,536	12,978,808
Inventories, net	8,419,132	8,586,999
Other receivables, net	149,546	157,849
Advances to suppliers, net	4,577,194	15,523,034
Other current assets	1,663,102	1,221,499
Total current assets	29,103,329	45,155,120

PROPERTY AND EQUIPMENT, NET	9,412,688	13,288,652

OTHER ASSETS
Long term deposits	2,786,437	2,760,665
Other noncurrent assets	3,036,930	5,431,326
Intangible assets, net	1,569,443	1,202,258
Total other assets	7,392,810	9,394,249

Total assets	$45,908,827	$67,838,021

L I A B I L I T I E S A N D E Q U I T Y

CURRENT LIABILITIES
Short-term bank loan	$162,300	$-
Notes payable	7,820,718	7,186,453
Accounts payable, trade	14,554,726	13,780,211
Other payables	1,282,211	1,327,454
Other payables - related parties	2,384,294	1,224,417
Loan from third parties	294,042	-
Customer deposits	3,185,885	4,828,293
Taxes payable	373,501	371,633
Accrued liabilities	1,208,242	956,342
Total current liabilities	31,265,919	29,674,803

Purchase option and warrant liability	278,916	15,609
Total liabilities	31,544,835	29,690,412

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of March 31, 2014 and 2013	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 14,416,022 and 13,609,002 shares issued and outstanding as of March 31, 2014 and 2013	14,416	13,609
Additional paid-in capital	17,355,555	16,609,747
Statutory reserves	1,309,109	1,309,109
Retained earnings (deficit)	(8,260,767)	17,095,369
Accumulated other comprehensive income	3,905,136	3,121,654
Total stockholders' equity	14,323,449	38,149,488

Noncontrolling interests	40,543	(1,879)
Total equity	14,363,992	38,147,609

Total liabilities and equity	$45,908,827	$67,838,021

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended March 31,
	2014	2013
REVENUES, NET	$66,154,587	$89,495,546

COST OF GOODS SOLD	60,427,101	74,860,553

GROSS PROFIT	5,727,486	14,634,993

SELLING EXPENSES	13,688,771	12,216,984
GENERAL AND ADMINISTRATIVE EXPENSES	11,268,857	15,000,364
TOTAL OPERATING EXPENSES	24,957,628	27,217,348

LOSS FROM OPERATIONS	(19,230,142)	(12,582,355)

OTHER (EXPENSE) INCOME, NET	(8,412)	56,428
IMPAIRMENT OF GOODWILL	-	(1,473,606)
IMPAIRMENT OF LONG-LIVED ASSETS	(4,995,012)	-
IMPAIRMENT OF AGRICULTURAL INVENTORY	(820,637)	-
CHANGE IN FAIR VALUE OF PURCHASE OPTION AND WARRANT LIABILITY	(257,097)	18,810

LOSS BEFORE INCOME TAXES	(25,311,300)	(13,980,723)

PROVISION FOR INCOME TAXES	44,870	353,802

NET LOSS	(25,356,170)	(14,334,525)

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	34	794

NET LOSS ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	$(25,356,136)	$(14,333,731)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	784,184	374,081

COMPREHENSIVE LOSS	(24,571,986)	(13,960,444)

Less: Comprehensive loss attributable to noncontrolling interest	(668)	806

COMPREHENSIVE LOSS ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	$(24,572,654)	$(13,959,638)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and diluted	13,880,190	13,580,731

LOSS PER SHARES:
Basic and diluted	$(1.83)	$(1.06)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
	Common Stock		Additional	Retained Earnings		other
	Number of		Paid-in	Statutory		comprehensive	Noncontrolling
	shares	Amount	capital	reserves	Unrestricted	income/(loss)	interest	Total
BALANCE, April 1, 2012	13,589,621	$13,589	$16,853,039	$1,309,109	$31,429,100	$2,747,561	$(1,073)	$52,351,325

Closing of VIE Jiuying Pharmacy			(406,546)					(406,546)
Stock based compensation	19,381	20	163,254					163,274
Net loss					(14,333,731)		(794)	(14,334,525)
Foreign currency translation gain (loss)						374,093	(12)	374,081
BALANCE, March 31, 2013	13,609,002	$13,609	$16,609,747	$1,309,109	$17,095,369	$3,121,654	$(1,879)	$38,147,609

Stock based compensation	807,020	807	746,621					747,428
Net loss					(25,356,136)		(34)	(25,356,170)
Start-up of Shouantang Health							39,837	39,837
Closing of Shanghai Zhongxin			(813)				1,917	1,104
Foreign currency translation gain (loss)						783,482	702	784,184
BALANCE, March 31, 2014	14,416,022	$14,416	$17,355,555	$1,309,109	$(8,260,767)	$3,905,136	$40,543	$14,363,992

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,356,170)	$(14,334,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt write-off and provision - trade accounts receivables, advance to suppliers and other receivables	4,387,765	8,184,909
Depreciation and amortization	3,234,169	2,764,144
Inventory reserve and write-off	1,776,067	-
Agricultural inventory impairment	820,637	-
Impairment of goodwill	-	1,473,606
Impairment of leasehold improvement	480,771	-
Impairment of intangible - license and permit	1,126,981	-
Impairment of prepayment of lease use right	2,481,792	-
Impairment of land and road improvement	905,468	-
Leasehold improvement write-off	145,040	2,269,288
Stock compensation	748,907	163,274
Change in fair value of purchase option derivative liability and warrant liability	263,307	(18,810)
Change in operating assets:
Trade accounts receivables	5,211,707	(1,045,689)
Inventories	(2,272,013)	(1,646,583)
Other receivables	289,545	(503,613)
Advances to suppliers	7,863,565	(3,584,443)
Other current assets	(420,126)	1,646,935
Long term deposits	24,499	134,493
Other noncurrent assets	16,026	390,869
Change in operating liabilities:
Accounts payable, trade	524,778	(239,313)
Other payables and accrued liabilities	169,752	665,735
Customer deposits	(1,733,448)	3,467,706
Taxes payable	(4,903)	(101,323)
Net cash provided by (used in) operating activities	684,116	(313,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(322,624)	(415,152)
Acquisition of land use right	(1,585,139)	-
Additions to leasehold improvements	(205,278)	(1,989,207)
Net cash used in investing activities	(2,113,041)	(2,404,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	162,600	-
Proceeds from third parties loan	294,586	-
Change in restricted cash	(914,044)	675,380
Proceeds from notes payable	8,209,154	7,150,386
Repayments of notes payable	(7,704,703)	(4,222,240)
Proceeds from other payables-related parties	1,159,909	68,836
Payment to other payables-related parties	-	(303,240)
Net cash provided by financing activities	1,207,502	3,369,122

EFFECT OF EXCHANGE RATE ON CASH	142,605	39,455

INCREASE (DECREASE) IN CASH	(78,818)	690,878

CASH, beginning of year	4,524,094	3,833,216

CASH, end of year	$4,445,276	$4,524,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,764	$-
Cash paid for income taxes	$39,754	$70,725
Transfer from construction-in-progress to leasehold improvement	$111,890	$2,707,183
Goods receipts against accounts receivables and offset	$5,394,919	$-

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

On September 17, 2009, the Company completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. (“Renovation”), whereby 7,900,000 shares of common stock were issued to the stockholders of Renovation in exchange for 100% of the capital stock of Renovation.  The completion of the share exchange transaction resulted in a change of control.  The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of Renovation (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. Renovation has no substantive operations of its own except for its holdings of Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”), Zhejiang Shouantang Medical Technology Co., Ltd. (“Shouantang Technology”) and Hangzhou Jiutong Medical Technology Co., Ltd (“Jiutong Medical”), its wholly-owned subsidiaries.

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

The Company’s retail business also includes four medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. On December 18, 2013, Jiuzhou Service established, and currently holds 51% of, Hangzhou Shouantang Health Management Co., Ltd. (“Shouantang Health”), a PRC company licensed to sell health care products.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation HK	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $4.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out cultivation of TCM herbal plants	100%

Quannuo Technology	● Established in the PRC on July 7, 2009 ● Registered capital of RMB 10 million fully paid ● Acquired by Shouantang Technology in November 2010 ● Operates the Company’s online pharmacy website and provide software and technical support	100%

Hangzhou Quannuo	● Established in the PRC on July 8, 2010 by Quannuo Technology ● Registered capital of RMB 800,000 fully paid ● Currently has no operations	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Shanghai Lydia	● Established in the PRC on January 31, 2011 by Jiuzhou Pharmacy ● Registered capital of RMB 1 million fully paid ● Operates the “Lydia Grand Pharmacy” and “Chaling Grand Pharmacy” stores in Shanghai	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Shouantang Health	● Established in the PRC on December 18, 2013 by Jiuzhou Service ● Registered capital of RMB 500,000 fully paid ● 51% held by Jiuzhou Service ● Currently has no operations	VIE by contractual arrangements as a controlled entity of Jiuzhou Service (2)

(1)
Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of the Renovation (“Owners”) since their respective establishment dates, pursuant to agreements amongst the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Shanghai Lydia, Shanghai Zhongxing, Lydia Trading, Shanghai Zhenguang and Jiuxin Medicine were also deemed under the common control of the Owners as subsidiaries of Jiuzhou Pharmacy, as is Shouantang Health as a subsidiary of Jiuzhou Service.

(2)
To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as the two subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiaries and entity under the control of Jiuzhou Pharmacy (Shanghai Lydia, Jiuxin Medicine, Shanghai Zhongxing, Leilian Trading ,Shanghai Zhenguang and Shouantang Health), are consolidated into the financial statements of the Company.

Note 2 – LIQUIDITY

Our accounts have been prepared in accordance with U.S. GAAP on a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon aligning our sources of funding (debt and equity) with our expenditure requirements and repayment of the short-term debts as and when they become due.

The drug retail business is a highly competitive industry in PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. The Company closed unprofitable stores, including those in Shanghai in fiscal 2013 and 2014. Existing drugstores have historically been profitable and are not expected to require additional financing.

As reflected in the Company’s consolidated financial statements, the Company had a net loss and negative cash flows from operating activities for the year ended March 31, 2014. As of March 31, 2014, the Company’s current liabilities exceed current assets by $2.16 million. In assessing its liquidity, management monitors and analyzes the Company’s cash balance, its ability to renew bank facilities, and its operating and capital expenditure commitments. Its principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of the date of this report, the Company has obtained the following financial support:

Line of bank credit

Banks	Amount of Line of Credit as of June 27, 2014 (in millions)	Unused Amount of Line of Credit as of June 27, 2014 (in millions)	Expiration Date
Hangzhou United Bank	$1.38	$-	November 7, 2014
Hangzhou United Bank	0.81	0.42	April 2, 2015
Hangzhou United Bank	1.17	-	October 23, 2015
Bank of Hangzhou	1.81	0.51	June 12, 2015
Bank of Hangzhou	2.86	2.86	July 12, 2015

Total	$8.03	$3.79

The Company’s principal sources of liquidity consist of existing cash, bank facilities from local banks as well as personal loans from its principal shareholders if necessary. The Company has two credit line agreements from two local banks and one expired credit line from another local bank that is expected to be renewed in the near future as displayed in detail in Note 14. Two credit lines from Hangzhou United Bank and Bank of Hangzhou to borrow up to $8.03 million, while the credit line from Industrial and Commercial Bank of China (ICBC) to borrow up to $1.95 million has expired and is expected to be renewed within the next twelve months. Any borrowing therefrom is guaranteed by a third-party guarantor company, and secured by the Company’s assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders.

As reflected in the consolidated financial statements, the Company had a net loss for the year ended March 31, 2014. The Company has taken measures to reduce its losses and generate positive cash flow by accelerating cash or goods collections from suppliers against advances, and attracting talent to improve and enhance traditional retail pharmacy plus in-store clinic business. In its retail sector, the Company closed five unprofitable pharmacies and is looking to open additional in-store clinics to attract customer traffic. The remaining stores are considered profitable and are currently generating positive cash flow. The Company is actively negotiating with several large suppliers including Pfizer to obtain more purchase discounts and financial support. Moreover, the Company is actively developing its high profit margin product line of high-grade nutritional supplements such as Ginseng under its own trademark of Shouantang. As healthcare products have become more popular in China, the Company anticipates a reasonable positive gross margin driving profitability. The drug wholesale industry is usually marked with low profit margin. However, as the Company is strengthening its customer and supplier credit policy and ceased extremely low profit margin transactions that cannot cover related overhead, it does not expect a significant loss in next year.  Additionally, the Company has actively searched for experienced talent to manage our healthcare center under Jiuyingtang.

The detailed analysis of the Company’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended March 31, 2015
Current liabilities over current assets as of March 31, 2014	$(2.16)
Projected cash financing and outflows:
Cash provided by line of credit from banks	3.79
Cash projected to be used in operations in the twelve months ended March 31, 2015	(1.18)
Cash projected to be used for financing cost in the twelve months ended March 31, 2015	(0.20)
Net projected change in cash for the twelve months ended March 31, 2015	$0.25

The Company is projected to have negative cash flows of $1.18 million from its three operating segments. Wholesale business is not expected to contribute a significant gross margin to support overhead in fiscal 2015, and sales have been projected to be approximately the same as the prior year. Herbs farming business is not expected to have any sales and may incur limited operating costs, including capitalized expenditures have been reflected in the herb farming’s projections. Retail drugstores and online sales have been projected to slightly increase as compared to the prior year with similar profit margins.

Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations in the next twelve months.

However, in case the banks withdraw their credit lines with us, or our existing store performance suddenly deteriorate due to unexpected government policy change, or our operating license is cancelled as a result of violation of industry regulation, the Company may or may not obtain alternative financing resources to support its continuing operation. At that time, the Company may not be able to continue to present itself on a going concern basis.

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

Consolidation of variable interest entities

In accordance with accounting standards regarding consolidation of variable interest entities (“VIEs”), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The Company has concluded, based on the contractual arrangements, that Jiuzhou Pharmacy (including its subsidiaries and controlled entities), Jiuzhou Clinic and Jiuzhou Service are each a VIE and that the Company’s wholly-owned subsidiary, Jiuxin Management, absorbs a majority of the risk of loss from the activities of these companies, thereby enabling the Company, through Jiuxin Management, to receive a majority of their respective expected residual returns. Based on our evaluation of the VIEs, we are the primary beneficiary of their risks and rewards; therefore, we consolidate the VIEs for financial reporting purposes.

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

Although the Company has determined that the accounting standards regarding consolidation of VIEs do not provide for retroactive accounting treatment, each of Jiuzhou Pharmacy, Jiuzhou Clinic, and Jiuzhou Service was in substance controlled on its establishment date of September 9, 2003, October 10, 2003, and November 2, 2005, respectively, by the Owners.  Such common control conditions resulted in the share exchange transaction to be a capital transaction in substance, reflected as a recapitalization, and the Company has accordingly recorded the consolidation at its historical cost.

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other factors, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including its organization and structure disclosed in Note 1, this may not be indicative of future results.

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

Revenue from sales of other merchandise at the drugstores is recognized at the point of sale, which is when the customer pays for and receives the merchandise. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. Based on historical experience, a reserve for potential loss from denial of reimbursement on certain unqualified drugs was made to the receivables from the government agency.

Revenue from medical services is recognized after the service has been rendered to the customer.

Revenue from online pharmacy sales is recognized when merchandise is delivered to customers. While most deliveries take one day, certain deliveries may take longer depending on the customer’s location. Any loss caused in the shipment will be reimbursed by the courier company. A proper sales discount is made to account for the potential loss from returns. Historically, sales returns have been minimal.

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

In its retail business, accounts receivable mainly consist of reimbursements due from the government insurance bureaus and commercial health insurance programs, and are usually collected within two or three months.  The Company directly writes off delinquent account balances that are determined to be uncollectable after confirming with the appropriate bureau or program each month. Additionally, the Company also makes an estimated reserve on related outstanding accounts receivable based on historical trends.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first in first out (FIFO) method. Market is the lower of replacement cost or net realizable value. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. Herbs that the Company farms are recorded at their cost, which includes direct costs such as seed selection, fertilizer, and labor costs that are spent in growing herbs on the leased farmland, and indirect costs such as amortization of farmland development cost. All the costs are accumulated until the time of harvest and then allocated to harvested herbs costs when they are sold. The Company periodically reviews its inventory and records write-downs to inventories for shrinkage losses and damaged merchandise that are identified. The Company provides a reserve for estimated inventory obsolescence or excess quantities on hand equal to the difference between the cost of the inventory and its estimated realizable value.

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

Estimated Useful Life
Leasehold improvements	3-10 years
Motor vehicles	3-5 years
Office equipment and furniture	3-5 years
Buildings	35 years

Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

Intangibles

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

Impairment of long-lived assets

The Company evaluates long-lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were $480,771 leasehold improvement, $2,481,792 prepayment of lease use right, $905,468 land and road improvement, and $1,126,981 intangible assets impaired as of March 31 2014 (See Notes 6 and 11).

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the years ended March 31, 2014 and 2013.

Since its inception, all of the tax returns of the Company have been and remain subject to examination by the tax authorities.

Value added tax

Sales revenue represents the invoiced value of goods, net of value added tax (“VAT”). All of the Company’s products are sold in the PRC and are subject to a VAT on the gross sales price. The VAT rates range up to 17%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded a VAT payable net of payments in the accompanying financial statements.

Stock based compensation

The Company follows the provisions of ASC 718, “Compensation — Stock Compensation,” which establishes accounting for non-employee and employee stock-based awards. Under the provisions of ASC 718, the fair value of stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services. For non-employee stock-based awards, fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then recognized as compensation expense over the requisite performance period. For employee stock-based awards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight–line basis over the requisite service period for the entire award.

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred, and amounted to $4,637,276 and $767,795 for years ended March 31, 2014 and 2013, respectively. Such costs consist primarily of gifts to members and advertisements, and increased dramatically year over year due to rewards such as products gifts given to members, advertisements through various media and promotion activities expenses during the Company’s ten-year anniversary promotional campaign in fiscal 2014.

Operating leases

The Company leases premises for retail drugstores, offices and wholesale warehouse under non-cancelable operating leases. Operating lease payments are expensed over the term of lease. A majority of the Company’s retail drugstore leases have a 3 to 8-year term with a renewal option upon the expiration of the lease; the wholesale warehouse lease has a 10-year term with a renewal option upon the expiration of the lease. The Company has historically been able to renew a majority of its drugstores leases. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. Land leased from the government is amortized on a straight-line basis over a 30-year term.

Foreign currency translation

The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes.  The Company’s subsidiaries and VIEs maintain their books and records in their functional currency the Renminbi (“RMB”), the currency of the PRC.

In general, for consolidation purposes, the Company translates the assets and liabilities of its subsidiaries and VIEs into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statements of operations and cash flows are translated at average exchange rates during the reporting period.  As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the financial statements of the subsidiaries and VIEs are recorded as accumulated other comprehensive income.

The balance sheet amounts, with the exception of equity, at March 31, 2014 and 2013 were translated at 1 RMB to $0.1623 USD and at 1 RMB to $0.1594 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the years ended March 31, 2014 and 2013 were at 1 RMB to $0.1626 USD and at 1 RMB to $0.1586 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash, accounts receivable, advance to suppliers, accounts payable and other liabilities. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of March 31, 2014 and 2013, the Company had deposits totaling $7,204,626 and $6,230,011 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the fiscal year ended March 31, 2014, one vendor accounted for 11% of the Company’s total purchases and another vendor accounted for more than 10% of total advances to suppliers. For the fiscal year ended March 31, 2013, one vendor collectively accounted for 10% of the Company’s total purchases and 33% of total advances to suppliers.

For the fiscal year ended March 31, 2014, no customer accounted for more than 10% of the Company’s total sales and one customer accounted for 28% of total accounts receivable. For the fiscal year ended March 31, 2013, one customer accounted for 11% or more of the Company’s total sales while two customers collectively accounted for 30% of total accounts receivable.

Non-controlling interest

As of March 31, 2014, Wang Yi, an individual, owned 49% of the equity interests of Shouantang Health, and so was not under the Company’s control.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). Under ASU No. 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. ASU No. 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in ASU No. 2014-08 are effective in the first quarter of 2015 for public business entities with annual periods beginning on or after December 15, 2014. Early adoption is permitted. The Company does not expect that the adoption of ASU No. 2014-08 will have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or cash flows as previously reported.

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	March 31,	March 31,
	2014	2013
Accounts receivable	$11,869,866	$18,007,051
Less: allowance for doubtful accounts	(5,135,330)	(5,028,243)
Trade accounts receivable, net	$6,734,536	$12,978,808

For the years ended March 31, 2014 and 2013, $644,049 and $846,094 in accounts receivable were directly written off, respectively.  Additionally, for the year ended March 31, 2014 and 2013, $367,706 and $0 of accounts receivable were written off against previous allowance for doubtful accounts, respectively. For the year ended March 31, 2014, the Company collected goods of approximately $1.4 million against accounts receivable as a result of settling accounts with certain customers that discontinued their business with the Company following the transition of a new sales and management team for the Company’s wholesale segment.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31,	March 31,
	2014	2013
Prepaid rental expenses	$1,165,633	$647,489
Lease rights transfer fees, current portion (1)	11,939	247,789
Prepaids and other current assets	485,530	326,221
Total	$1,663,102	$1,221,499

(1)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas.  The additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	March 31,
	2014	2013
Building	$1,139,412	$1,119,053
Leasehold improvements	12,329,637	12,050,278
Farmland development cost	1,941,010	1,906,327
Office equipment and furniture	5,535,667	5,264,996
Motor vehicles	579,834	424,958
Total	21,525,560	20,765,612
Less: Accumulated depreciation	(10,729,190)	(7,476,960)
Impairment	(1,383,682)	-
Property and equipment, net	$9,412,688	$13,288,652

Total depreciation expense for property and equipment was $3,121,960 and $2,609,717 for the years ended March 31, 2014 and 2013, respectively.  For the year ended March 31, 2014, $480,771 of leasehold improvement and office equipment in Jiuyingtang and $905,468 of land and road improvement in Qianhong Agriculture were impaired due to the estimated fair value being lower than the carrying value, and $145,040 of property and equipment were written off due to our five Shanghai drugstores closing. For the year ended March 31, 2013, $2,269,288 of leasehold improvements was written off due to fifteen Jiuzhou Pharmacy stores closings and one Jiuying drugstore closing.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases.  Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive purchases on a timely basis.  This amount is refundable and bears no interest.  As of March 31, 2014 and 2013, advance to suppliers consists of the following:

	March 31,	March 31,
	2014	2013
Advance to suppliers	$11,162,767	$19,119,231
Less: allowance for doubtful accounts	(6,585,573)	(3,596,197)
Advance to suppliers, net	$4,577,194	$15,523,034

For the years ended March 31, 2014 and 2013, $456,089 and $0 of advances to suppliers were written off against previous allowance for doubtful accounts, respectively. For the year ended March 31, 2014, the Company collected goods of approximately $5.3 million against advances to vendors as a result of settling accounts with certain vendors that discontinued their business with the Company following the transition of a new sales and management team for the Company’s wholesale segment.

Note 8 – INVENTORY

Inventory consisted of the following:

	March 31,	March 31,
	2014	2013
Finished goods	$7,822,102	$7,224,976
Work-in-process	2,192,372	1,362,023
Total inventory	$10,014,474	$8,586,999
Less: reserve for inventory (1)	(1,595,342)	-
Inventory, net	$8,419,132	$8,586,999

(1)
The inventory reserves for finished goods and herb farming agricultural assets (work-in-process) were $774,705 and $820,637, respectively, as of March 31, 2014. In addition, the Company recorded a loss of $1,000,376 in fiscal 2014 for products that the Company decided not to continue expending significant efforts to sell in the future.

Note 9 – LONG TERM DEPOSITS

As of March 31, 2014 and March 31, 2013, long term deposits amounted to $2,786,437 and $2,760,665, respectively.  Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months.  Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 10 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	March 31,	March 31,
	2014	2013
Prepayment for lease of land use right- noncurrent (1)	$5,355,899	$5,419,600
Lease rights transfer fees - noncurrent (2)	-	11,726
Long term prepaid expense	158,243	-
Total	5,514,142	5,431,326
Less: impairment of prepayment for lease of land use right (3)	(2,477,212)	-
Other noncurrent assets, net	$3,036,930	$5,431,326

(1)
This is a payment made to a local government in connection with entering into a 30-year operating land lease agreement. The land is currently used to cultivate Ginkgo trees. This prepayment includes a deposit of $1,136,100, which will be refundable at the due date. The amortization of the lease is added to value of Ginkgo trees.

(2)
Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. The additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

(3)
Based on expected output from planted Gingko trees such as expected fruit production and tree market value, the fair value of the lease prepayment was lower than carrying cost. As a result, the Company recorded on impairment of $2,481,792 on lease prepayment for the year ended March 31, 2014.

The amortization of prepayment for lease of land use right was $162,600 and $158,600 for the year ended March 31, 2014 and 2013, respectively. Such amounts were capitalized and recorded as work-in-process inventory.

The Company’s amortizations of prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending March 31,	Amount
2015	$67,146
2016	67,146
2017	67,146
2018	67,146
2019	67,146
Thereafter	1,406,858

Note 11 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	March 31,	March 31,
	2014	2013

Land use rights (1)	1,582,677	-
Licenses and permits (2)	-	1,104,801
Software	474,088	466,071
Total intangible assets	2,056,765	1,570,872
Less: accumulated amortization	(487,322)	(368,614)
Intangible assets, net	$1,569,443	$1,202,258

Amortization expense of intangible assets for the years ended March 31, 2014 and 2013 amounted to $112,209 and $154,427, respectively.

(1)
During the year ended March 31, 2014, the Company purchased the land use right of a plot of farmland in Lin’An, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, we do not expect completion of the plant in near future.

(2)	The impairment of intangible assets was made after the Company estimated the implied fair value of the licenses and permits was lower than the carrying value. The following table presents the recognition and impairment of intangible assets.

	March 31,	March 31,
	2014	2013
Licenses and permits at the beginning of period	$1,104,801	$1,095,792
Less: Impairment of licenses and permits	(1,126,981)	-
Exchange adjustment	22,180	9,009
Licenses and permits at the end of period	$-	$1,104,801

Note 12 – ASSET IMPAIRMENTS

Jiuxin Medicine has experienced continuous losses since its acquisition. The reserves against its large outstanding advances to vendors and accounts receivable shed additional doubt on its profitability in the near future. As a result, the Company wrote off the excessive value of $1,126,981 allocated to licenses and permits in its acquisition of Jiuxin Medicine. Additionally, in fiscal 2013, approximately $1,474,000 goodwill arising in the acquisition of Jiuxin Medicine has been written down.

As of March 31, 2014, the book value of the Ginkgo trees planted in Qianhong Agriculture’s farmland, including their cultivation cost and land lease amortization expense, is approximately $2,192,372. Based on an independent appraisal report, the value of the Ginkgo trees is approximately $1,371,735. As a result, the Company recorded an agricultural inventory impairment of $820,637.

The Company made advances to the farmland leased from local government and had an unamortized amount of approximately $4,219,800 (RMB 26 million) as of March 31, 2014. In fiscal 2013, more expending are spent on farmland improvement such as road and irrigation system. The unamortized farmland improvement as of March 31, 2014 amounted to approximately $1,539,571 (RMB 9,485,959). Based on expected output from planted Gingko trees such as expected fruit production and tree market value, the lease prepayment and investment in farmland improvement may not be fully reimbursed. As a result, the Company recorded impairment of $2,477,212 and $905,468 on lease prepayment and farmland improvement, respectively.

As Jiuyingtang, the healthcare center set up in fiscal 2012, has continuously incurred losses since its inception, we made impairments of $480,771 in immovable leasehold improvements and immovable fixed assets attached to buildings such as fire-fighting equipment.

Note 13 – SHORT-TERM BANK LOAN

As of March 31, 2014, our short-term loan consisted of a loan of $162,300 (RMB1,000,000) from Industrial and Commercial Bank of China, due on May 9, 2014 with annual interest of 6.6%. This loan is guaranteed by Hangzhou SME Guaranty Co., Ltd., which is not related to or affiliated with the Company.

Note 14 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”) and Industrial and Commercial Bank of China (“ICBC”) that provided working capital in the form of the following bank acceptance notes at March 31, 2014 and 2013:

		Origination	Maturity	March 31,	March 31,
Beneficiary	Endorser	date	date	2014	2013
Jiuzhou Pharmacy(1)	HUB	11/06/12	05/06/13	$-	$1,152,462
Jiuzhou Pharmacy(1)	HUB	11/15/12	05/15/13	-	374,590
Jiuzhou Pharmacy(1)	HUB	11/29/12	05/29/13	-	846,542
Jiuzhou Pharmacy(1)	HUB	12/06/12	06/06/13	-	478,200
Jiuzhou Pharmacy(1)	HUB	12/20/12	06/20/13	-	497,328
Jiuzhou Pharmacy(1)	HUB	12/27/12	06/27/13	-	318,800
Jiuzhou Pharmacy(1)	HUB	01/10/13	07/10/13	-	293,870
Jiuzhou Pharmacy(1)	HUB	01/22/13	07/22/13	-	781,060
Jiuzhou Pharmacy(1)	HUB	02/28/13	05/28/13	-	478,200
Jiuzhou Pharmacy(1)	HUB	02/28/13	08/28/13	-	988,280
Jiuzhou Pharmacy(1)	HUB	03/26/13	06/26/13	-	977,121
Jiuzhou Pharmacy(2)	ICBC	12/27/13	06/26/14	1,351,959	-
Jiuzhou Pharmacy(2)	ICBC	10/11/13	04/11/14	730,350	-
Jiuzhou Pharmacy(3)	HUB	10/08/13	04/08/14	486,900	-
Jiuzhou Pharmacy(3)	HUB	11/05/13	05/05/14	1,720,380	-
Jiuzhou Pharmacy(3)	HUB	12/26/13	06/26/14	117,960	-
Jiuzhou Pharmacy(3)	HUB	02/07/14	05/07/14	649,200	-
Jiuzhou Pharmacy(3)	HUB	02/07/14	08/07/14	985,161	-
Jiuzhou Pharmacy(3)	HUB	03/06/14	09/06/14	1,778,808	-
Total				$7,820,718	$7,186,453

(1)
As of March 31, 2013, notes payable consisted of notes of $7,186,453 (RMB45,084,400) from HUB, with maturity within 180 days. The credit line was guaranteed by Zhejiang Jin Qiao Guarantee Company, which is further secured by buildings owned by the Company’s major shareholders and personally guaranteed by our major shareholders with a value of approximately $6,613,725 (RMB40,750,000). The Company is required to hold 30-50% of amounts borrowed as restricted cash with HUB as additional collateral against these bank acceptance notes. All the outstanding notes payable have been repaid upon maturity.

(2)
As of March 31, 2014, the Company had a total of $2,082,309 (RMB12,830,000)  in notes from Industrial and Commercial Bank of China. A third party Hangzhou Small and Medium sized Guarantee CO., Ltd signed loan guarantee agreements with the bank to guarantee these borrowings. In addition, the Company is required to hold 30% of amounts borrowed as restricted cash with ICBC as additional collateral against these bank acceptance notes.  All the outstanding notes payable have been repaid upon maturity.

(3)
As of March 31, 2014, the Company had $5,734,409 (RMB35,356,800) notes from HUB. The Company is required to hold restricted cash of $2,489,851 (RMB15,341,040) with HUB as collateral against these bank acceptance notes.

As of June 27, 2014, the Company had a credit line of approximately $3.36 million (RMB 20.7 million) in the aggregate from HUB, which are secured by buildings owned by our major shareholders, personally guaranteed by our major shareholders and guaranteed by Zhejiang Jin Qiao Guarantee Company. The Company also deposited 30-60% in restricted cash of amounts borrowed as and collateral for these notes payables.

In addition, in June 2014, the Company was approved for a credit line of up to an aggregate of approximately $4.67 million (RMB 28.78 million) from Bank of Hangzhou. This credit line was secured by land use right of Jiutong Medicine and guaranteed by Jiuxin Medicine. The Company also deposited 30% cash as restricted cash as collateral for these notes payables.

Note 15 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

Jo-Jo Drugstores is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2014 and 2013. As of March 31, 2014, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to approximately $1,430,000 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% deferred tax asset valuation allowance at March 31, 2014 and no deferred tax asset benefit has been recorded. The valuation allowance at March 31, 2014 was $486,000. The net change in the valuation allowance was an increase of $19,000. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

Significant components of the income tax provision were as follows for the years ended March 31, 2014 and 2013:

	Years ended
	March 31,
	2014	2013
Current tax provision
Federal	$-	$-
State	-	-
Foreign	44,870	58,380
	44,870	58,380
Deferred tax provision
Federal	$-	$-
State	-	-
Foreign	-	295,422
	-	295,422
Income tax provision (a)	$44,870	$353,802

(a)	The current income tax provision for the year ended March 31, 2014 represents prepaid tax expenses incurred by the Company which were not refundable.

Income from continuing operations before income taxes was allocated between the United States and foreign components for the years ended March 31, 2014 and 2013 as follows:

	Years ended
	March 31,
	2014	2013
United States	$(1,034,223)	$(303,442)
Foreign	(24,277,077)	(13,677,281)
	$(25,311,300)	$(13,980,723)

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

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the years ended March 31, 2014 and 2013:

	2014	2013
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
Change in valuation allowance	(24.9)	(27.4)
Others (a)	(0.4)	(0.1)
Effective tax rate	(0.3)%	(2.5)%

(a)
The (0.4)% for the year ended March 31, 2014 and the (0.1)% for the year ended March 31, 2013 represent the combined effect of expenses incurred by the Company that were not deductible for PRC income tax and PRC income tax exemptions.

The temporary differences and carry forwards gave rise to the following deferred tax assets at March 31, 2014 and 2013:

	Years ended
	March 31,
	2014	2013
Current deferred tax assets:
Allowance for doubtful accounts	$2,759,144	$1,911,450
Inventory reserve	193,676	-
Payroll accrual	63,214	62,346
Valuation allowance	(3,016,034)	(1,973,796)
Total current deferred tax assets	$-	$-

Long-term deferred tax assets:
Long-lived assets impairment	$792,432	$370,774
Long-term lease reserve	619,303	-
Depreciation and amortization	323,547	261,960
Net operating loss carry forward	410,592	47,418
Valuation allowance	(2,145,874)	(680,152)
Total current deferred tax assets	$-	$-

Total	$-	$-

Management believes that the realization of the benefits arising from these temporary differences and carry forwards appears to be uncertain since, due to the Company’s significant operating loss in 2014, the Company has made a full valuation allowance against its net deferred tax assets at March 31, 2014.  Management reviews this valuation allowance periodically and makes adjustments as necessary. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings.

Value added tax

VAT on sales and on purchases amounted to $16,045,706 and $15,069,655 for the year ended March 31, 2014, and $19,189,325 and $18,441,552 for the year ended March 31, 2013, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at March 31, 2014 and 2013 consisted of the following:

	March 31,	March 31,
	2014	2013
VAT	$344,329	$334,833
Income tax	7,851	7,628
Others	21,321	29,172
Total taxes payable	$373,501	$371,633

Note 16 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees.  The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $663,837 and $634,453 in employment benefits and pension for the years ended March 31, 2014 and 2013, respectively.

Note 17 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	March 31,	March 31,
	2014	2013
Due to cofounders (1):	$576,818	$576,818
Due to director (2):	1,807,476	647,599
Total	$2,384,294	$1,224,417

(1)	As of March 31, 2014 and 2013, the amount due to cofounders represents loans from the owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Mr. Lei Liu lent approximately $600,000 to the Company for the purchase of a land use right. The Company leases Mr. Lei Liu’s houses for its business operations in the amount of approximately $171,000, with no payments to Mr. Lei Liu. In addition, Mr. Lei Liu personally lent approximately $389,000 to the Company to facilitate its payments of professional fees in the United States.

As of March 31, 2014 and 2013, notes payable totaling $5,738,409 and $7,186,453, respectively, were secured by the personal properties of certain of the Company’s shareholders.

The Company leases from Mr. Lei Liu a retail space which expires in August 2014., It also leased from him a corporate office, which lease expired in December 2013.The Company relocated its corporate office in January 2014 pursuant to a lease agreement entered into with a third party. Rent expense amounted to $170,730 and $163,851 for the years ended March 31, 2014 and 2013, respectively.  $0 was paid to Mr. Liu for the years ended March 31, 2014 and 2013.

Note 18 – PURCHASE OPTION DERIVATIVE LIABILITY

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value.  The Company recognized a loss of $36,994 from the change in fair value of the option liability for year ended March 31, 2014.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of March 31, 2014 using the following assumptions:

March 31, 2014 (1)

Stock price	$2.07
Exercise price	$6.25
Annual dividend yield	0%
Expected term (years)	1.05
Risk-free interest rate	0.13%
Expected volatility	132.55%

(1)	As of March 31, 2014, the option to purchase 105,000 shares of common stock had not been exercised.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Depending on the product and the terms of the transaction, the fair value of option liability are modeled using a series of techniques, including closed-form analytic formula such as the Black-Scholes Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The fair value of the 105,000 shares underlying the option outstanding as of March 31, 2014 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings.  As a result, the option liability is carried on the consolidated balance sheets at fair value.

Note 19 – WARRANTS

On September 26, 2013, as annual compensation for its financial advisory service, the Company issued a warrant to a financial consulting firm to purchase up to 150,000 shares of common stock at $1.20 per share. The warrant is exercisable from September 26, 2013 to September 25, 2016.

Because the warrant is denominated in U.S. dollars and the Company’s functional currency is the RMB, it does not meet the requirements of the accounting standard to be indexed only to the Company’s stock. Accordingly, it is accounted for at fair value as derivative liabilities and marked to market price each period.

The warrant does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Model on the date that the warrant was originally issued and as of March 31, 2014 using the following assumptions:

Common Stock Warrants
March 31, 2014 (1)

Stock price	$2.07
Exercise price	$1.20
Annual dividend yield	0%
Expected term (years)	2.49
Risk-free interest rate	0.67%
Expected volatility	114.15%

(1)	As of March 31, 2014, the warrant had not been exercised.

On September 26, 2013, the issue date of the warrant, the Company classified its fair value as a liability of $33,606. The Company recognized a loss of $220,103 from the change in fair value of the warrant liability for the year ended March 31, 2014.

Note 20 – STOCKHOLDERS’ EQUITY

Stock-based compensation

On December 31, 2013, the Company granted a total of 350,000 shares of restricted common stock to its directors and officers under the Company’s stock incentive plan (the “Plan”). The trading value of the Company’s common stock on December 31, 2013 was $0.96. All such shares vested on the grant date, and for the year ended March 31, 2014, $336,000 was recorded as a service compensation expense. The shares were issued in January 2014.

 On September 26, 2013, the Company agreed to grant a total of 350,000 shares of restricted common stock to a financial consulting firm for its financial advisory services. The term of the service agreement is one year. The trading value of the Company’s common stock on September 26, 2013 was $0.51. For the year ended March 31, 2014, $91,451 was recorded as a service compensation expense. The Company evaluated the performance and services provided by the consultant at the end of 6 months and granted an additional 100,000 shares of restricted common stock as a bonus on March 12, 2014. The trading value of the Company’s common stock on March 12, 2014 was $2.07. For the twelve months ended March 31, 2014, $207,000 was recorded as a service compensation expense.

The Company has agreed to issue 2,340 shares of common stock every six months to its former legal counsel, who resigned on March 31, 2014, as partial payment for legal services.  The trading value of the Company’s common stock on November 1, 2012, May 1, 2013, and November 1, 2013 was $0.72, $0.66 and $0.99, respectively.  $4,102 and $4,546 was recorded as a service compensation expense for the years ended March 31, 2014 and 2013, respectively.

On January 16, 2012, the Company granted a total of 297,000 shares of restricted common stock under the Plan to a group of 46 employees. These restricted shares will vest on January 16, 2015, provided that the employees are still employed by the Company on such date. $78,022 and $30,736 was charged to general and administrative expense and selling expense for the year ended March 31, 2014, respectively. $78,235 and $30,578 were charged to general and administrative expense and selling expense, respectively, for the year ended March 31, 2013.

Statutory reserve

Statutory reserves represent restricted retained earnings. Based on their legal formation, the Company is required to set aside 10% of the net income of each VIE and subsidiary in the PRC as reported in its statutory account on an annual basis to the Statutory Surplus Reserve Fund (the “Reserve Fund”). Once the total amount set aside in the Reserve Fund reaches 50% of the entity’s registered capital, further appropriations become discretionary. The Reserve Fund can be used to increase the entity’s registered capital upon approval by relevant government authorities or to eliminate its future losses under PRC GAAP upon a resolution by its board of directors. The Reserve Fund is not distributable to shareholders, as cash dividend or otherwise, except in the event of liquidation.

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the years ended March 31, 2014 and 2013, the Company did not make appropriations to the statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 21 – LOSS PER SHARE

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Years ended
	March 31,
	2014	2013
Net loss attributable to controlling interest	$(25,356,136)	$(14,333,731)
Weighted average shares used in basic computation	13,880,190	13,580,731
Diluted effect of restricted shares	-	-
Weighted average shares used in diluted computation	13,880,190	13,580,731
Loss per share – Basic:
Net loss before noncontrolling interest	$(1.83)	$(1.06)
Add: Net loss attributable to noncontrolling interest	$-	$-
Net loss attributable to controlling interest	$(1.83)	$(1.06)
Loss per share – Diluted:
Net loss before noncontrolling interest	$(1.83)	$(1.06)
Add: Net loss attributable to noncontrolling interest	$-	$-
Net loss attributable to controlling interest	$(1.83)	$(1.06)

For the year ended March 31, 2014 and 2013, both 105,000 and 150,000 shares, underlying outstanding purchase options and a warrant respectively, were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

Note 22 – SEGMENTS

The Company operates within three main reportable segments: retail drugstores, drug wholesale and herb farming.  The retail drugstores segment sells prescription and OTC medicines, TCM, dietary supplements, medical devices, and sundry items to retail customers.  The drug wholesale segment supplies the retail drugstores and sells prescription and OTC medicines, TCM, dietary supplements, medical devices and sundry items in batches to other drug vendors and hospitals.  The Company’s herb farming segment cultivates selected herbs for sale to other drug vendors.  The Company is also involved in online sales and clinic services that do not meet the quantitative thresholds for reportable segments and are included in the retail drugstores segment.

Each segment’s accounting policies are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest and income taxes not including nonrecurring gains and losses.

The Company's reportable business segments are strategic business units that offer different products and services.  Since they require different operations and market to distinct classes of customers, each segment is managed separately.

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2014:

	Retail	Drug	Herb
	drugstores	wholesale	farming (a)	Total

Revenue	$47,656,916	$18,497,671	$-	$66,154,587
Cost of goods	$39,947,714	$20,479,387	$-	$60,427,101
Gross profit	$7,709,202	$(1,981,716)	$-	$5,727,486
Selling expenses	$13,164,777	$523,994	$-	$13,688,771
General and administrative expenses	$6,694,190	$4,127,733	$446,934	$11,268,857
Loss from operations	$(12,149,765)	$(6,633,443)	$(446,934)	$(19,230,142)
Depreciation and amortization	$2,638,552	$594,500	$1,117	$3,234,169
Total capital expenditures	$391,678	$135,761	$1,585,602	$2,113,041

(1)
The negative wholesale gross margin for the year ended March 31, 2014 was primarily due to the discounted sales of certain products that the Company’s new wholesale team has decided not to continue expending significant efforts to sell in the future. While the total discounted sales amount was approximately $0.7 million, the cost of the products sold was approximately $2.1 million, which resulted in a net loss of $1.4 million from such sales and negative gross margin in fiscal 2014.

(2)
To commemorate Jiuzhou Pharmacy’s ten-year anniversary and to foster member loyalty, Jiuzhou Pharmacy rewarded its members with complimentary gifts during the year ended March 31, 2014, at a cost of approximately $2.97 million.

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2013:

	Retail drugstores	Drug wholesale	Herb farming	Total
Revenue	$40,726,080	$46,235,086	$2,534,380	$89,495,546
Cost of goods	$30,791,464	$43,846,081	$223,008	$74,860,553
Gross profit	$9,934,616	$2,389,005	$2,311,372	$14,634,993
Selling expenses	$11,666,876	$550,108	$-	$12,216,984
General and administrative expenses	$6,584,185	$8,022,317	$393,862	$15,000,364
Income (loss) from operations	$(8,316,445)	$(6,183,420)	$1,917,510	$(12,582,355)
Depreciation and amortization	$2,469,723	$55,980	$238,441	$2,764,144
Total capital expenditures	$489,704	$8,328	$1,906,327	$2,404,359

The Company does not have long-lived assets located outside the PRC.  In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main product categories for the years ended March 31, 2014 and 2013 is as follows:

	Years ended
	March 31,
	2014	2013
Prescription drugs	$19,781,547	$16,489,103
OTC drugs	17,270,104	14,032,854
Nutritional supplements	2,736,808	4,263,849
TCM	3,230,645	3,679,689
Sundry products	1,896,163	1,101,934
Medical devices	2,741,649	1,158,651
Total	$47,656,916	$40,726,080

The Company’s net revenue from external customers through its wholesale business by main product categories for the years ended March 31, 2014 and 2013 is as follows:

	Years ended
	March 31,
	2014	2013
Prescription drugs	$13,746,053	$27,156,460
OTC drugs	1,012,630	9,049,439
Nutritional supplements	262,470	8,455,686
TCM	931	215,505
Sundry products	3,468,832	1,268,723
Medical devices	6,755	89,273
Total	$18,497,671	$46,235,086

The Company’s net revenue from external customers through its Chinese herb farming business by main product categories for the years ended March 31, 2014 and 2013 is as follows:

	Years ended
	March 31,
	2014	2013
Prescription drugs	$-	$-
OTC drugs	-	-
Nutritional supplements	-	-
TCM	-	2,534,380
Sundry products	-	-
Medical devices	-	-
Total	$-	$2,534,380

Note 23 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

	Retail	Drug	Herb	Total
Years ending March 31,	drugstores	wholesale	farming	amount

2015	$4,060,065	$228,578	$-	$4,288,643
2016	2,415,389	250,313	-	2,665,702
2017	1,143,379	284,589	-	1,427,968
2018	851,632	290,397	-	1,142,029
2019	674,323	290,397	-	964,720
Thereafter	173,089	580,794	-	753,883

Total rent expense amounted to $4,563,376 and $4,861,835 for years ended March 31, 2014 and 2013, respectively.

Note 24 – SUBSEQUENT EVENTS

In June 2014, Bank of Hangzhou awarded a one-year credit line of up to an aggregate of approximately $4.67 million (RMB 28.78 million) to Jiuzhou Pharmacy, as described in Note 2.

In April 2014, Lydia Trading and Shanghai Zhenguang cancelled their registrations with local SAIC. The two stores controlled by the two subsidiaries ceased operations in February 2014. On June 1, 2014, Jiuzhou Pharmacy opened a new store in Hangzhou.