Form 10-Q
period 2014-06-30
CHINA JO-JO DRUGSTORES, INC.
filed 2014-08-12
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 12, 2014, the registrant had 15,035,504 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	March 31,
	2014	2014
A S S E T S
CURRENT ASSETS
Cash	$3,378,916	$4,445,276
Restricted cash	3,706,658	3,114,543
Trade accounts receivable, net	5,677,129	6,734,536
Inventories	7,223,808	8,419,132
Other receivables, net	425,983	149,546
Advances to suppliers, net	3,184,527	4,577,194
Other current assets	1,726,872	1,663,102
Total current assets	25,323,893	29,103,329

PROPERTY AND EQUIPMENT, net	9,034,288	9,412,688

OTHER ASSETS
Long-term biological assets	1,373,425	-
Long term deposits	2,764,792	2,786,437
Other noncurrent assets	2,947,235	3,036,930
Intangible assets, net	1,563,347	1,569,443
Total other assets	8,648,799	7,392,810

Total assets	$43,006,980	$45,908,827

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y
CURRENT LIABILITIES
Short-term loan payable	$-	$162,300
Accounts payable, trade	10,218,415	14,554,726
Notes payable	9,065,063	7,820,718
Other payables	1,825,591	1,282,211
Other payables - related parties	2,808,588	2,384,294
Loan from third parties	234,813	294,042
Customer deposits	3,386,007	3,185,885
Taxes payable	349,562	373,501
Accrued liabilities	823,309	1,208,242
Total current liabilities	28,711,348	31,265,919

Purchase option and warrant liability	155,217	278,916
Total liabilities	28,866,565	31,544,835

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of March 31, 2014 and June 30, 2014	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 14,416,022 and 14,416,022 shares issued and outstanding as of June 30, 2014 and March 31, 2014	14,416	14,416
Additional paid-in capital	17,427,911	17,355,555
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(8,607,504)	(8,260,767)
Accumulated other comprehensive income	3,957,404	3,905,136
Total stockholders' equity	14,101,336	14,323,449

Noncontrolling interests	39,079	40,543
Total equity	14,140,415	14,363,992

Total liabilities and stockholders' equity	$43,006,980	$45,908,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended June 30,
	2014	2013
REVENUES, NET	$16,459,232	$15,336,519

COST OF GOODS SOLD	13,948,613	11,735,350

GROSS PROFIT	2,510,619	3,601,169

SELLING EXPENSES	1,768,577	1,680,842
GENERAL AND ADMINISTRATIVE EXPENSES	1,081,201	2,640,818
TOTAL OPERATING EXPENSES	2,849,778	4,321,660

LOSS FROM OPERATIONS	(339,159)	(720,491)

OTHER LOSS, NET	(115,836)	(40,413)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	123,699	12,665

LOSS BEFORE INCOME TAXES	(331,296)	(748,239)

PROVISION FOR INCOME TAXES	16,141	39,520

NET LOSS	(347,437)	(787,759)

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	700	243

NET LOSS ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(346,737)	(787,516)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	52,268	759,791

COMPREHENSIVE LOSS	$(294,469)	$(27,725)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	14,416,022	13,609,003
Diluted	14,416,022	13,609,003

LOSSES PER SHARES:
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(347,437)	$(787,759)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	502,101	588,936
Stock compensation	71,544	27,338
Bad debt provision	(637,819)	1,181,478
Inventory reserve	4,316	-
Change in fair value of purchase option derivative liability	(123,699)	(12,665)
Change in operating assets:
Accounts receivable, trade	1,187,128	(190,989)
Notes receivable	-	(290,214)
Inventories and biological assets	(171,784)	(398,271)
Other receivables	(59,183)	(159,171)
Advances to suppliers	1,694,269	(1,111,259)
Other current assets	(61,633)	(782,304)
Long term deposit	25,040	-
Other noncurrent assets	93,294	49,586
Change in operating liabilities:
Accounts payable, trade	(4,347,548)	1,363,429
Other payables and accrued liabilities	155,208	(570,952)
Customer deposits	195,894	365,295
Taxes payable	(24,361)	(2,212)
Net cash used in operating activities	(1,844,670)	(729,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(104,682)	(2,934)
Additions to leasehold improvements	-	(3,958)
Payments on construction-in-progress	-	(111,152)
Net cash used in investing activities	(104,682)	(118,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	-	161,230
Repayment of short-term bank loan	(162,250)	-
Repayment of third parties loan	(59,500)	-
Change in restricted cash	(587,371)	(1,336,189)
Proceeds from notes payable	1,918,599	650,108
Repayments of notes payable	(685,791)	(816,304)
Proceeds from other payables-related parties	423,752	194,973
Net cash provided by financing activities	847,439	(1,146,182)

EFFECT OF EXCHANGE RATE ON CASH	35,553	181,265

DECREASE IN CASH	(1,066,360)	(1,812,695)

CASH, beginning of period	4,445,276	4,524,094

CASH, end of period	$3,378,916	$2,711,399

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$21,325	$9,529
Cash paid for interest	$1,460	$8,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1– DESCRIPTION OF BUSINESS AND ORGANIZATION

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

The Company is a retail and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. One drugstore previously operated by Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”) closed as of March 31, 2013; however, as of June 30, 2014, Hangzhou Quannuo has not been dissolved although it had no operation. Hangzhou Quannuo is the wholly-owned subsidiary of Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which is wholly-owned by Shouantang Technology.

The Company’s retail business also includes two medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. In addition, Jiuzhou Service established Hangzhou Shouantang Health Management Co. Ltd (“Shouantang Health”) in December 2013 and holds 51% equity interests in Shouantang Health.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation HK	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $4.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out herb farming business	100%

Quannuo Technology	● Established in the PRC on July 7, 2009 ● Registered capital of RMB 10 million fully paid ● Acquired by Shouantang Technology in November 2010 ● Operates the Company’s online pharmacy website and provide software and technical support	100%

Hangzhou Quannuo	● Established in the PRC on July 8, 2010 by Quannuo Technology ● Registered capital of RMB 800,000 fully paid ● Currently has no operation and has closed, pending dissolution	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Shouantang Health	● Established in the PRC on December 18, 2013 by Jiuzhou Service ● Registered capital of RMB 500,000 fully paid ● 51% held by Jiuzhou Service ● Currently has no operations	VIE by contractual arrangements as a controlled entity of Jiuzhou Service (2)

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of the Renovation (“Owners”) since their respective establishment dates, pursuant to agreements amongst the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine was also deemed under the common control of the Owners as subsidiaries of Jiuzhou Pharmacy, as is Shouantang Health as a subsidiary of Jiuzhou Service.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as the two subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiaries and entity under the control of Jiuzhou Service (Shouantang Health), are consolidated into the financial statements of the Company.

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

The Company’s principal sources of liquidity consist of existing cash, bank facilities from local banks as well as personal loans from its principal shareholders if necessary. The Company has two credit line agreements from two local banks and one expired credit line from another local bank that is expected to be renewed in the near future as displayed in detail in Note 12. Two credit lines from Hangzhou United Bank and Bank of Hangzhou to borrow up to $8.04 million, while the credit line from Industrial and Commercial Bank of China (ICBC) to borrow up to $1.95 million has expired and is expected to be renewed within the next twelve months. Any borrowing therefrom is guaranteed by a third-party guarantor company, and secured by the Company’s assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders.

The Company has taken measures to reduce its losses and generate positive cash flow by accelerating cash or goods collections from suppliers against advances, and attracting talent to improve and enhance traditional retail pharmacy plus in-store clinic business. In its retail sector, the Company has closed five unprofitable pharmacies in Shanghai last fiscal year and is looking to open additional in-store clinics to attract customer traffic. The remaining stores are considered profitable and are currently generating positive cash flow. The drug wholesale industry is usually marked with low profit margin. However, as the Company is strengthening its customer and supplier credit policy and ceased extremely low profit margin transactions that cannot cover related overhead, it does not expect a significant loss in the future.  The Company is projected to have negative cash flows of $0.98 million from its three operating segments. The wholesale business is not expected to contribute a significant gross margin to support overhead for the remaining of fiscal 2015, and sales have been projected to be approximately the same as the prior year. Farming business is not expected to have any sales and may incur limited operating costs. Retail drugstores have been projected to slightly increase as compared to the prior year with lower profit margins. Online pharmacy sales are expected to grow significantly with similar profit margin. As of June 30, 2014, approximately $3.86 million bank credit line has not been used and is still available for further borrowing. Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations in the next twelve months.

However, in the event the banks withdraw their credit lines with us, or our existing store performance suddenly deteriorate due to unexpected government policy change, or our operating license is cancelled as a result of violation of industry regulation, the Company may or may not obtain alternative financing resources to support its continuing operation. At that time, the Company may not be able to continue to present itself on a going concern basis.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 27, 2014. Operating results for the three months ended June 30, 2014 may not be necessarily indicative of the results that may be expected for the full year.

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

Control and common control are defined under the accounting standards as “an individual, enterprise, or immediate family members who hold more than 50 percent of the voting ownership interest of each entity.” Because the Owners collectively own 100% of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and have agreed to vote their interests in concert since the establishment of each of these three companies as memorialized the Voting Rights Proxy Agreement, the Company believes that the Owners collectively have control and common control of the three companies. Accordingly, the Company believes that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service were constructively held under common control by Jiuxin Management as of the time the Contractual Agreements were entered into, establishing Jiuxin Management as their primary beneficiary. Jiuxin Management, in turn, is owned by Renovation, which is owned by the Company.

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including its organization and structure disclosed in Note 1, this may not be indicative of future results.

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

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the accompanying unaudited condensed consolidated financial statements relate to the assessment of the carrying values of accounts receivable, advances to suppliers and related allowance for doubtful accounts, useful lives of property and equipment, and fair value of its purchase option derivative liability. Because of the use of estimates inherent in the financial reporting process, actual results could materially differ from those estimates.

Revenue recognition

Revenue from sales of prescription medicine at the drugstores is recognized when the prescription is filled and the customer picks up and pays for the prescription.

Revenue from sales of other merchandise at the drugstores is recognized at the point of sale, which is when a customer pays for and receives the merchandise. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. Based on historical experience, a reserve for potential loss from denial of reimbursement on certain unqualified drugs is made to the receivables from the government agency.

Revenue from medical services is recognized after the service has been rendered to a customer.

Revenue from online pharmacy sales is recognized when merchandise is delivered to customers. While most deliveries take one day, certain deliveries may take longer depending on a customer’s location. Any loss caused in a shipment will be reimbursed by the Company’s courier company. In addition, a proper sales discount is made to account for the potential loss from returns from customers. Historically, sales returns have been minimal.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. In its wholesale business, the Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages are determined by management, based on historical experience and the current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The Company also reviews historical trend and will provide additional allowance if it determines a particular account has become uncollectible. The ability to collect is attributed to the steps taken prior to extending credit to customers.  If the Company is having difficulty collecting, it takes the following steps: cease existing shipments to the customer, visit the customer to request payment on past due invoice, and if necessary, take legal recourse.  If all of these steps are unsuccessful, the management then determines whether or not the receivable should be reserved or written off. The aggressive volume-driven sales strategy that Jiuxin Medicine initially pursued loosened certain customer credit policies, such as background checks. The lack of timely customer account reconciliation caused by several accounting staff rotations also impacted the collection of several wholesale accounts. To accommodate for potential loss in accounts receivable, the Company puts up a reserve for what we do not believe to be collectible, and most aged receivables have been reserved. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate.

In its retail business, accounts receivable mainly consist of reimbursements due from the government insurance bureaus and commercial health insurance programs and are usually collected within two or three months. The Company directly writes off delinquent account balances, which is determined to be uncollectible after confirming with the appropriate bureau or program each month. Additionally, the Company also makes estimated reserves on related outstanding accounts receivable based on historical trend.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first in first out (FIFO) method. Market is the lower of replacement cost or net realizable value. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. Herbs that the Company farms are recorded at their cost, which includes direct costs such as seed selection, fertilizer, and labor costs that are spent in growing herbs on the leased farmland, and indirect costs such as amortization of farmland development cost. Since April 2014, amortization of farmland development cost has been expensed instead of allocated into inventory due to unpredictable future market value of planted gingko trees. All the costs are accumulated until the time of harvest and then allocated to harvested herbs costs when they are sold. The Company periodically reviews its inventory and records write-downs to inventories for shrinkage losses and damaged merchandise that are identified. The Company provides a reserve for estimated inventory obsolescence or excess quantities on hand equal to the difference between the cost of the inventory and its estimated realizable value.

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

As of June 30, 2014 and March 31, 2014, $1,385,387 and $1,383,682 of property and equipment were impaired, respectively.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no impairments of these assets as of June 30, 2014.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended June 30, 2014 and 2013.

All of the tax returns of the Company have been and remain subject to examination by the tax authorities for five years from the date of filing.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $49,918 and $37,901 for three months ended June 30, 2014 and 2013, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at June 30, 2014 and March 31, 2014 were translated at 1 RMB to $0.1625 USD and at 1 RMB to $0.1623 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2014and 2013 were at 1 RMB to $0.1623 USD and at 1 RMB to $0.1612 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of June 30, 2014 and March 31, 2014, the Company had deposits totaling $6,618,572 and $7,177,222 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended June 30, 2014, no venders accounted for more than 10% of the Company’s total purchase. The largest vendor accounted for 9% of the Company’s total purchases and one vendor accounted for 11% of total advances to suppliers. For the three months ended June 30, 2013, one vendor accounted for 21% of the Company’s total purchases and one vendor accounted for 34% of total advances to supplier.

For the three months ended June 30, 2014 and 2013, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

Noncontrolling interest

As of June30, 2014, Yi Wang, an individual, owned 49% of the equity interests of Shouantang Health, which was not under the Company’s control.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	June 30, 2014	March 31, 2014
Accounts receivable	$10,442,412	$11,869,866
Less: allowance for doubtful accounts	(4,765,283)	(5,135,330)
Trade accounts receivable, net	$5,677,129	$6,734,536

For the three months ended June 30, 2014 and 2013, $64,858 and $251,145 in accounts receivable were directly written off respectively. Additionally, for the three months ended June 30, 2014 and 2013, $0 and $364,608 of accounts receivable were written off against previous allowance for doubtful accounts, respectively.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2014	March 31, 2014
Prepaid rental expenses	$1,238,141	$1,165,633
Lease rights transfer fees (1)	2,603	11,939
Prepaids and other current assets	486,128	485,530
Total	$1,726,872	$1,663,102

(1)	Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2014	March 31, 2014
Building	$1,140,816	$1,139,412
Leasehold improvements	11,864,355	11,849,753
Farmland development cost	1,038,490	1,037212
Office equipment and furniture	5,585,225	5,535,667
Motor vehicles	642,656	579,834
Total	20,271,542	20,141,878
Less: Accumulated depreciation	(11,237,254)	(10,729,190)
Property and equipment, net	$9,034,288	$9,412,688

Total depreciation expense for property and equipment was $494,082 and $549,690 for the three months ended June 30, 2014 and 2013, respectively.  For the year ended March 31, 2014, $480,771 of leasehold improvement and office equipment in Jiuyingtang and $905,468 of land and road improvement in Qianhong Agriculture were impaired due to the estimated fair value being lower than the carrying value.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of June 30, 2014 and March 31, 2014, advance to suppliers consist of the following:

	June 30, 2014	March 31, 2014
Advance to suppliers	$9,479,643	$11,162,767
Less: allowance for doubtful accounts	(6,295,116)	(6,585,573)
Advance to suppliers, net	$3,184,527	$4,577,194

For the three months ended June 30, 2014 and 2013, $0 and $452,246 of advances to suppliers were written off against previous allowance for doubtful accounts, respectively.

Note 8 – INVENTORY

Inventory consisted of the following:

	June 30,	March 31,
	2014	2014
Finished goods	$8,003,791	$7,822,102
Work-in-process(1)	-	2,192,372
Total inventory	$8,003,791	$10,014,474
Less: reserve for inventory (2)	(779,983)	(1,595,342)
Inventory, net	$7,223,808	$8,419,132

(1)

As of June 30, 2014, work-in-process includes gingko trees expected to be harvested and sold in two or three year. Due to its long-term nature, it is reclassified to long-term biological assets as of June 30, 2014.

(2)

As of June 30, 2014, the inventory reserves for finished goods was $779,983. As of March 31, 2014, the inventory reserves for finished goods and herb farming agricultural assets were $774,705 and $820,637, respectively.

Note 9 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 10 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	June 30, 2014	March 31, 2014
Prepayment for lease of land use right – noncurrent (1)	$2,841,610	$2,878,687
Long term prepaid expense	105,625	158,243
Total	2,947,235	3,036,930

(1)

This is a payment made to a local government in connection with entering into a 30-year operating land lease agreement. The land is currently used to cultivate Ginkgo trees. This prepayment includes a deposit of $1,137,500, which will be refundable on the due date. Based on expected output from planted Gingko trees such as expected fruit production and tree market value, the fair value of the lease prepayment was lower than carrying cost. As a result, the Company recorded impairment on lease prepayment.

The amortization of the prepayment for the lease of land use right was approximately $16,756 and $40,308 for the three months ended June 30, 2014 and 2013, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending June 30,	Amount
2015	$67,023
2016	67,023
2017	67,023
2018	67,023
2019	67,023
Thereafter	1,407,475

Note 11– INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	June 30, 2014	March 31, 2014
Land use rights (1)	$1,584,627	$1,582,677
Software	474,672	474,088
Total other intangible assets	2,059,299	2,056,765
Less: accumulated amortization	(495,952)	(487,322)
Intangible assets, net	$1,563,347	$1,569,443

Amortization expense of intangibles for the three months ended June 30, 2014 and 2013 amounted to $8,019 and $39,247, respectively.

(1)	In July 2013, the Company purchased the land use right of a plot of farmland in Lin’An, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’An has not grown, the Company does not expect completion of the plant in near future.

Note 12 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”) and Industrial and Commercial Bank of China (“ICBC”) that provided working capital in the form of the following bank acceptance notes at June 30 and March 31, 2014:

		Origination	Maturity	June 30,	March 31,
Beneficiary	Endorser	date	date	2014	2014
Jiuzhou Pharmacy(1)	ICBC	12/27/13	06/26/14	-	1,351,959
Jiuzhou Pharmacy(1)	ICBC	10/11/13	04/11/14	-	730,350
Jiuzhou Pharmacy(2)	HUB	10/08/13	04/08/14	-	486,900
Jiuzhou Pharmacy(2)	HUB	11/05/13	05/05/14	-	1,720,380
Jiuzhou Pharmacy(2)	HUB	12/26/13	06/26/14	-	117,960
Jiuzhou Pharmacy(2)	HUB	02/07/14	05/07/14	-	649,200
Jiuzhou Pharmacy(2&3)	HUB	02/07/14	08/07/14	986,375	985,161
Jiuzhou Pharmacy(2&3)	HUB	03/06/14	09/06/14	1,781,000	1,778,808
Jiuzhou Pharmacy(3)	HUB	04/08/14	10/08/14	882,375	-
Jiuzhou Pharmacy(3)	HUB	05/04/14	11/04/14	1,963,000	-
Jiuzhou Pharmacy(4)	BOH	06/12/14	12/12/14	1,852,500	-
Jiuzhou Pharmacy(4)	BOH	06/27/14	12/27/14	1,599,813	-
Total				$9,065,063	$7,820,718

(1)	As of March 31, 2014, the Company had a total of $2,082,309 (RMB12,830,000) in notes from Industrial and Commercial Bank of China. A third party Hangzhou Small and Medium sized Guarantee CO., Ltd signed loan guarantee agreements with the bank to guarantee these borrowings. In addition, the Company is required to hold 30% of amounts borrowed as restricted cash with ICBC as additional collateral against these bank acceptance notes. All the outstanding notes payable have been repaid upon maturity.

(2)	As of March 31, 2014, the Company had $5,738,409 (RMB35,356,800) notes from HUB. The Company is required to hold restricted cash of $2,489,851 (RMB15,341,040) with HUB as collateral against these bank acceptance notes. All the outstanding notes payable have been repaid upon maturity.

(3)	As of June 30, 2014, the Company had $5,612,750 (RMB34,540,000) notes from HUB. The Company is required to hold restricted cash of $2,667,677 (RMB16,436,700) with HUB as collateral against these bank acceptance notes.

(4)	As of June 30, 2014, the Company had $3,452,313 (RMB21,245,000) notes from BOH. The land use right of farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 11). The Company is required to hold restricted cash of $1,034,419 (RMB6,373,500) with BOH as collateral against these bank acceptance notes.

As of July 28, 2014, the Company had a credit line of approximately $8.04 million (RMB 49.5 million) in the aggregate from HUB and BOH, which are secured by buildings owned by our major shareholders with a value of approximately $4,322,500(RMB26,600,000), personally guaranteed by our major shareholders and guaranteed by Zhejiang Jin Qiao Guarantee Company. The Company also deposited 30-60% in restricted cash of amounts borrowed as collateral for these notes payables.

Note 13 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three months ended June 30, 2014 and 2013:

	For the three months ended June 30,
	2014	2013
U.S. Statutory rates	34.0	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
Change in valuation allowance	(25.0)	(25.0)
Others (1)	(4.9)	(5.3)
Effective tax rate	(4.9)%	(5.3)%

(1)	The (4.9)% and (5.3)% for the three months ended June 30, 2014 and 2013 represents expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for three months ended June 30, 2014 and 2013.  As of June 30, 2014, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $1,430,000 which may be available to reduce future years’ taxable income.  These carryforwards will expire, if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at June 30, 2014.  There was no net change in the valuation allowance for the three months ended June 30, 2014 and 2013.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at June 30, 2014 and March 31, 2014 consisted of the following:

	June 30, 2014	March 31, 2014
VAT	$330,149	$344,329
Income tax	7,954	7,851
Others	11,459	21,321
Total taxes payable	$349,562	$373,501

Note 14– POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $190,498 and $145,064 in employment benefits and pension for the three months ended June 30, 2014 and 2013, respectively.

Note 15– RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	June 30, 2014	March 31, 2014
Due to cofounders (1):	$577,529	$576,818
Due to a director and CEO (2):	2,231,059	1,807,476
Total	$2,808,588	$2,384,294

(1)	As of June 30, 2014 and March 31, 2014, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of June 30, 2014 and March 31, 2014, notes payable totaling $3,649,750 and $5,738,409 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space which expires in August 2014, and its corporate office which expired in December 2013. Rent expense amounted to $24,342 and $48,360 for the three months ended June 30, 2014 and 2013, respectively. None was paid to Mr. Liu for the three months ended June 30, 2014 and 2013.

Note 16– PURCHASE OPTION DERIVATIVE LIABILITY

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value. The Company recognized a loss of $37,388 from the change in fair value of the option liability for the three months ended June 30, 2014, and recognized a loss of $12,665 from the change in fair value of the option liability for the three months ended June 30, 2013.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of June 30, 2014 using the following assumptions:

Underwriter Purchase Option
June 30, 2014 (1)

Stock price	$1.44
Exercise price	$6.25
Annual dividend yield	0%
Expected term (years)	0.80
Risk-free interest rate	0.11
Expected volatility	127.90%

(1)	As of June 30, 2014, the option to purchase 105,000 shares of common stock had not been exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of June 30, 2014 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

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

The warrant does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Model on the date that the warrant was originally issued and as of June 30, 2014 using the following assumptions:

Common Stock Warrants
June 30, 2014 (1)

Stock price	$1.44
Exercise price	$1.20
Annual dividend yield	0%
Expected term (years)	2.24
Risk-free interest rate	0.47%
Expected volatility	119.59%

(1)	As of June 30, 2014, the warrant had not been exercised.

On September 26, 2013, the issue date of the warrant, the Company classified its fair value as a liability of $33,606. The Company recognized a gain of $86,312 from the change in fair value of the warrant liability for the three months ended June 30, 2014.

Note 18 – STOCKHOLDER’S EQUITY

Stock-based compensation

On September 26, 2013, the Company agreed to grant a total of 350,000 shares of restricted common stock to a financial consulting firm for its financial advisory services. The term of the service agreement is one year. The trading value of the Company’s common stock on September 26, 2013 was $0.51. For the three months ended June 30, 2014, $44,503 was recorded as a service compensation expense.

On January 16, 2012, the Company granted a total of 297,000 shares of restricted common stock under the Plan to a group of 46 employees. These restricted shares will vest on January 16, 2015, provided that the employees are still employed by the Company on such date. $19,399 and $7,642 was charged to general and administrative expense and selling expense for the three months ended June 30, 2014, respectively. $19,612 and $7,226 were charged to general and administrative expense and selling expense, respectively, for the three months ended June 30, 2013.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three months ended June 30, 2014 and 2013, the Company did not make appropriations to the statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 19 – LOSS PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended
	June 30,
	2014	2013
Net loss attributable to controlling interest	$(346,737)	$(787,516)
Weighted average shares used in basic computation	14,416,022	13,609,003
Diluted effect of restricted shares	-	-
Weighted average shares used in diluted computation	14,416,022	13,609,003
Loss per share – Basic:
Net (loss) before noncontrolling interest	$(0.02)	$(0.06)
Add: Net loss attributable to noncontrolling interest	$-	$-
Net (loss) attributable to controlling interest	$(0.02)	$(0.06)
Loss per share – Diluted:
Net (loss) before noncontrolling interest	$(0.02)	$(0.06)
Add: Net loss attributable to noncontrolling interest	$-	$-
Net (loss) attributable to controlling interest	$(0.02)	$(0.06)

For the three months ended June 30, 2014 and 2013, both 105,000 and 150,000 shares, underlying outstanding purchase options and a warrant respectively, were excluded from the calculation of diluted loss per share as the options and the warrant were anti-dilutive.

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

The Company's reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they require different operations and markets to distinct classes of customers.

The following table presents summarized information by segment of the continuing operation for the three months ended June 30, 2014:

	Retail drugstores	Drug wholesale		Herb farming	Total
Revenue	$13,168,301	$3,290,931		$-	$16,459,232
Cost of goods	10,847,253	3,101,360		-	13,948,613
Gross profit	$2,321,048	$189,571		$-	$2,510,619
Selling expenses	1,670,389	98,188		-	1,768,577
General and administrative expenses	1,406,995	(411,895	)*	86,101	1,081,201
(Loss) income from operations	$(756,336)	$503,278		$(86,101)	$(339,159)
Depreciation and amortization	$270,017	$151,559		$80,524	$502,100
Total capital expenditures	$34,531	$70,151		$-	$104,682

 * include the accounts receivable and advance to customer allowance reversal of $660,504.

The following table presents summarized information by segment of the continuing operation for the three months ended June 30, 2013:

	Retail drugstores	Drug wholesale	Herb farming	Total
Revenue	$10,912,390	$4,424,129	$-	$15,336,519
Cost of goods	8,127,471	3,607,879	-	11,735,350
Gross profit	$2,784,919	$816,250	$-	$3,601,169
Selling expenses	1,674,247	6,595	-	1,680,842
General and administrative expenses	1,567,043	1,013,667	60,108	2,640,818
(Loss) income from operations	$(456,371)	$(204,012)	$(60,108)	$(720,491)
Depreciation and amortization	$457,318	$131,358	$260	$588,936
Total capital expenditures	$116,708	$1,336	$-	$118,044

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Three months ended June 30,
	2014	2013
Prescription drugs	$4,420,252	$5,287,149
OTC drugs	4,635,636	3,925,440
Nutritional supplements	773,865	559,837
TCM	1,195,634	521,246
Sundry products	677,029	297,292
Medical devices	1,465,885	321,426
Total	$13,168,301	$10,912,390

The Company’s net revenue from external customers through wholesale by main products is as follows:

	Three months ended June 30,
	2014	2013
Prescription drugs	$1,899,082	$3,372,853
OTC Drugs	1,337,210	779,220
Nutritional supplements	27,562	260,259
TCM	8,363	923
Sundry products	194	4,176
Medical devices	18,520	6,698
Total	$3,290,931	$4,424,129

Note 21 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending June 30,	Retail drugstores	Drug wholesale	Herb farming	Total Amount
2015	$3,953,285	$230,940	$-	$4,184,225
2016	2,156,365	266,590	-	2,422,955
2017	1,276,944	289,772	-	1,566,716
2018	1,022,567	289,772	-	1,312,339
2019	735,270	289,772	-	1,025,042
Thereafter	424,143	394,090	-	818,233

Total rent expense amounted to $1,182,326 and $965,578 for the three months ended June 30, 2014 and 2013, respectively.

Note 22 – SUBSEQUENT EVENTS

On July 2, 2014, the Company’s Audit Committee and Board of Director approved issuance of 619,482 shares of common stocks to CEO in consideration of $941,613 the CEO lent to the Company to facilitate its payments of professional fees in the United States due to the restriction on currency conversion between Renminbi and U.S. dollars during the past two years. The shares were valued at $1.52 per shares, being the closing stock price of the Company's common stock traded on NASDAQ on July 1, 2014. The certificate for the shares bears a standard legend under the Securities Act of 1933, as amended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item.  In addition to historical information, the following discussion contains certain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future plans, objectives, expectations and intentions.  These statements may be identified by the use of words such as "may," "will," "could," "expect," "anticipate," "intend," "believe," "estimate," "plan," "predict," and similar terms or terminology, or the negative of such terms or other comparable terminology.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of our annual report on Form 10-K for the year ended March 31, 2014 and filed with the SEC on June 27, 2014.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicine (“TCM”), personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. We currently have 50 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the three months ended June 30, 2014, we opened two new pharmacies in Hangzhou.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions.  The critical accounting policies and related judgments and estimates used to prepare our financial statements are identified in Note 3 to our unaudited condensed consolidated financial statements accompanying in this report.  We have not made any material changes in the methodology used in our accounting policies that are inconsistent with those discussed in our annual report on Form 10-K for the year ended March 31, 2014.

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014		2013
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$16,459,232	100.0%	$15,336,519	100.0%
Gross profit	$2,510,619	15.3%	$3,601,169	23.5%
Selling expenses	$1,768,577	10.7%	$1,680,842	11.0%
General and administrative expenses	$1,081,201	6.6%	$2,640,818	17.2%
(Loss) from operations	$(339,159)	(2.1%)	$(720,491)	(4.7)%
Other (expense), net	$(115,836)	(0.7%)	$(40,413)	(0.3)%
Change in fair value of purchase option derivative liability	$123,699	0.8%	$12,665	0.1%
Income tax expense	$16,141	0.1%	$39,520	0.3%
Net loss attributable to controlling interest	$(346,737)	(2.1%)	$(787,516)	(5.1)%
Net loss attributable to noncontrolling interest	$(700)	(0.0%)	$(243)	(0.0)%

Revenue

 Despite the expansion of our retail business, revenue increased by $1,122,713 or 7.3% for the year ended March 31, 2014, as compared to the previous fiscal year, primarily due to an increase in our retail business, especially online pharmacy, offset by decline in our wholesale business.

Quarterly Revenue by Segment

The following table breaks down the revenue for our three business segments for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$10,595,759	64.4%	$9,648,218	62.9%	$947,541	9.8%
Revenue from online sales	2,572,542	15.6%	1,264,172	8.2%	1,308,370	103.5%
Sub-total of retail revenue	13,168,301	80.0%	10,912,390	71.1%	2,255,911	20.7%

Revenue from wholesale business	3,290,931	20.0%	4,424,129	28.8%	(1,133,198)	(25.6)%
Revenue from farming business	—	—%	—	—%	—	—%
Total revenue	$16,459,232	100.0%	$15,336,519	100%	$1,122,713	7.3%

Retail sales, which accounted for approximately 80.0% of total revenue for the three months ended June 30, 2014, increased by $2,255,911, or 20.7%, to $13,168,301. Same-store sales increased by approximately $895,678, or 9.8%, while new stores contributed approximately $133,827 in revenue in the three months ended June 30, 2014. The increase in same-store sales reflects the implementation of key drugstore operational strategies such as promoting sales through our doctors and clinics, stricter internal staff assessments that stimulate sales, increased adaptability to community demand, closer monitor to the operation of local stores in Hangzhou and modest economic improvements in China. We expect same-store sales will keep growing in the near future. Our online pharmacy sales increased by approximately $1,308,370, or 103.5% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. We have expanded cooperation with business-to-consumer online vendors, including Taobao, JD and Amazon, by posting our products on their online platforms, which direct customers back to our website. Such arrangements have exposed our online presence to a wider consumer base. In addition, we have spent considerable efforts identifying popular products that can drive sales, while we keep close watch on cost. Online shopping is also experiencing explosive expansion in China. As a result, we have seen steady growth in online sales. On the other hand, we ceased operation of all five stores in Shanghai in February 2014 due to their continuous loss. All Shanghai subsidiaries have canceled their SAIC registration. Although these stores were underperforming, they nevertheless contributed approximately $191,569 in revenue prior to their closures in the three months ended June 30, 2013. Our store count decreased to 49 as of June 30, 2014, from 51 as of June 30, 2013, as a net effect of closing five stores in Shanghai and opening three stores in Hangzhou. Among the three new stores, one was open in the three months ended June 30, 2014.

Wholesale revenue decreased by $1,133,198 or 25.6% primarily as a result of departure of certain salespersons associated with the old management team and slow progress made by new management team in marketing profitable products. In order to bring in new profitable wholesale business such as supply to hospitals, and to support our long-term development, in August 2013, we laid off our old management and sales team. As a result, the salespersons associated with the old management team chose to depart the Company. As these salespersons have strong tie with certain customers, the affected customers also chose to stop business with Jiuxin Medicine. A new management and sales team, which has over twenty years of industry experience in wholesale pharmaceutical distribution, was brought into our pharmaceutical distribution operations to expand sales to other drug vendors and develop a chain of supply to local pharmacies and hospitals. Although the new team members have been focusing on assuming control of all facets of our wholesale operations since the third quarter of fiscal 2014, they have been unable to make significant progress. Additionally, considerable efforts and time have been expended on working with the previous team on settling certain accounts and inventory. Until the new sales and management team develops and establishes a new customer base, we do not expect our wholesale business to expand in the immediate future.

Gross Profit

Gross profit decreased by $1,090,550 or 30.3% period over period primarily as a result of the contraction in wholesale business.  At the same time, gross margin decreased from 23.5% to 15.3% due to lower retail and wholesale profit margins.  The average gross margins for each of our three business segments are as follows:

	Three months ended June 30,
	2014	2013
Average gross margin for retail business	17.6%	25.7%
Average gross margin for wholesale business	5.8%	18.6%
Average gross margin for farming business	N/A	N/A

Retail gross margin decreased primarily due to lower sale prices caused by strong market competition and the implementation of government subsidies to all drugs sold at public hospitals in Zhejiang Province. The China Food and Drug Administration (the “CFDA”) enacted a series of drug retail price controls during the year ended March 31, 2014. Although most of our drug prices are below the price limit, we adjust our prices from time to time to be competitive in the market. Furthermore, since April 2014, local public hospitals in Zhejiang Province are required to sell all drugs at cost. In turn, local governments reimburse these hospitals with subsidies. Confronted with low or no profit margin sales and government subsidies, we have to maintain low profit margins in order to attract customers.

Wholesale gross margin decreased primarily due to competitive prices offered by the new wholesale management team in order to retain and develop customers. We have been transitioning in a new sales and management team for Jiuxin Medicine since the third quarter of fiscal 2014. However, the departure of the old salespersons took away certain business. In order to make up the lost business and actively explore the new customers, the new team decided to keep low prices for the majority of our products. As a result, our gross margin became relatively low in the three months ended June 30, 2014.

During the three months ended June 30, 2014, we continued to plant and grow Ginkgo trees based on our best estimate as to future market demands. Due to the prolonged life cycle, we were unable to harvest those herbs in the three months ended June 30, 2014. We expect to continue planting Ginkgo trees and other herbs in the near future based on our best estimation of the market. Revenue from the herbs will be generated when they are harvested.

Selling and Marketing Expenses

Sales and marketing expenses increased by $87,735 or 5.2% period over period.  The increase in absolute dollars is primarily attributable to rental increases of approximately $216,748, offset by expense saving from closure of Shanghai stores and other cost control. Such expenses as a percentage of our revenue decreased to 10.7%, from 11.0% for the same period a year ago as a result of significantly lower wholesale revenue.  We expect future sales and marketing expenses to not deviate significantly from its current levels.

General and Administrative Expenses

General and administrative expenses decreased by $1,559,617 or 59.1% period over period.  Such expenses as a percentage of revenue decreased to 6.6% from 17.2% for the same period a year ago.  The decrease in absolute dollars reflects additional accounts receivable and advance to suppliers allowance of $933,443 made in the three months ended June 30, 2013 and reversal of allowance of $673,909 in the three months ended June 30, 2014. Excluding such allowance effects, general and administrative expense increased by $47,735 or 2.7%. We expect future general and administrative expenses to remain at its current levels.

Loss from Operations

As a result of decreased gross margin, we had loss from operations of $339,160, as compared to loss from operations of $720,491 a year ago.  Our operating margin for the three months ended June 30, 2014 and 2013 was (2.1)% and (4.7)%, respectively.

Income Taxes

Our income tax expense decreased by $23,379 period over period due to decline in Jiuzhou Pharmacy’s profit.

Net Loss

As a result of the foregoing, net loss decreased by $440,322 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Drug wholesale	Herb farming	Total amount
1- 3 months	$3,384,025	$2,265,501	$-	$5,649,526
4- 6 months	71,372	608,283	-	679,655
7- 9 months	110	834,132	-	834,242
10 - 12 months	6,543	1,131,528	-	1,138,071
Over one year	330,091	1,180,380	630,447	2,140,918
Allowance for doubtful accounts	(496,101)	(3,638,735)	(630,447)	(4,765,283)
Total accounts receivable	$3,296,040	$2,381,089	$-	$5,677,129

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  In the three months ended June 30, 2014, we wrote off an approximately $64,858 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as drug distributors. In the three months ended June 30, 2014, we reversed bad debt provision for $376,375. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. In addition, the new management team came on board and started implemented a stricter credit policy in August 2013. Furthermore, the new management team expensed significant efforts in clearing outstanding balances with certain customers and suppliers.

Subsequent to June 30, 2014 and through July 31, 2014, we collected approximately $2.8 million in receivables relating to our drugstore business, $0.9 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Drug wholesale	Herb farming	Total amount
1- 3 months	$-	$2,730,297	$-	$2,730,297
4- 6 months	-	1,559,289	-	1,559,289
7- 9 months	-	341,559	-	341,559
10 - 12 months	-	1,255,938	-	1,255,938
Over one year	-	3,592,560	-	3,592,560
Allowance for doubtful accounts	-	(6,295,116)	-	(6,295,116)
Total advances to suppliers	$-	$3,184,527	$-	$3,184,527

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchase on certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of June 30, 2014.

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

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	Three months ended June 30
	2014	2013
Net cash (used in) operating activities	$(1,844,670)	$(729,734)
Net cash (used in) investing activities	$(104,682)	$(118,044)
Net cash provided by (used in) financing activities	$847,439	$(1,146,182)

For the three months ended June 30, 2014, cash used in operating activities amounted to $1,844,670, as compared to $729,734 a year ago.  The change is primarily attributable to a decrease in bad debt expense of $1,819,297 and an increase in cash used in accounts payable of $5,710,977, offset by an increase in cash provided by accounts receivable of $1,378,117, advances to suppliers of $ 2,805,528, and other payable and accrued liabilities of $726,160. The negative operation cash flow also reflects the net loss incurred in this quarter.

For the three months ended June 30, 2014, net cash used in investing activities amounted to $104,682, as compared to $118,044 a year ago. The change is the result of decreases in spending on equipment.

For the three months ended June 30, 2014, net cash provided by financing activities amounted to $847,439, as compared to $1,146,182 in net cash used in financing activities a year ago. The change is primarily the result of increase in notes payable of $1,399,004.

As of June 30, 2014, we had cash of approximately $3,378,916.  Our total current assets as of June 30, 2014, were $24,502,245 and total current liabilities were $28,711,348, which resulted in a net working capital of $4,209,103.

Our ability to continue as a going concern depends upon aligning our sources of funding (debt and equity) with our expenditure requirements and repayment of the short-term debts as and when they become due (See Note 2 – liquidity).

The drug retail business is a highly competitive industry in PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. The Company closed unprofitable stores including those in Shanghai in fiscal 2013 and 2014. The Shanghai stores alone contributed a loss of $1.3 million in fiscal 2014. Existing drugstores have historically been profitable and are not expected to require additional financing.

As reflected in our consolidated financial statements, we had a net loss for the three months ended June 30,, 2014. We have taken measures to address some of these challenges, such as accelerating cash or goods collections from suppliers against advances, and attracting talent to improve and enhance our traditional retail pharmacy plus in-store clinic business. We are looking to open additional in-store clinics to attract customer traffic. Moreover, the Company is actively developing its high profit margin product line of Chinese Medicine and high-grade nutritional supplements such as Ginseng under its own trademark of Shouantang. We are focusing on cleaning up and collecting aged accounts from our suppliers and customers in the near future. Additionally, we have actively searched for experienced talent to run our healthcare center under Jiuyingtang. By doing so, we hope to utilize the value of leasehold improvement we invested in Jiuyingtang fiscal 2013. We have also adjusted our wholesale strategy to focus on profitability and timely collection of credit sales rather than immediate sales volume growth, even though we anticipate that this will lower our wholesale revenue in the near term. A new management and sales team, whose members have been involved with wholesale pharmaceutical distribution for over twenty years, has been transitioning into the Company’s wholesale business in the third quarter of fiscal 2014. The new team is actively seeking out potential customers, such as local hospitals, which have higher profit margins for sales than sales to other wholesale customers. We are hoping that sales of existing inventory to hospitals can potentially generate positive cash flow in the future. Additionally, the new team has established an Over-The-Counter (“OTC”) Drug department looking to supply other smaller retails drugstores which, if successful, can increase our sales. The new team is also exploring to sell to rural markets outside Zhejiang Province, which can potentially become a new revenue source in the future. The Company plans to fund current operations by continuing to focus on profitability for its wholesale operations and focus on strengthening and expanding its core business model of integrated pharmacy and clinic, which has proven to be a key profit driver.

As of June 30, 2014, our current liabilities exceed current assets by $4.21 million. In assessing its liquidity, management monitors and analyzes the Company’s cash balance, its ability to renew bank facilities, and its operating and capital expenditure commitments. Its principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of the latest applicable date of this report, the Company has obtained the following financial supports, which are listed below:

Line of bank credit

Banks	Amount of Line of Credit as of July 28, 2014 (in millions)	Unused Amount of Line of Credit as of July 28, 2014 (in millions)	Expiration Date
Hangzhou United Bank	$1.38	$1.38	November 7, 2014
Hangzhou United Bank	0.81	0.69	April 2, 2015
Hangzhou United Bank	1.17	—	October 23, 2015
Bank of Hangzhou	1.82	0.48	June 12, 2015
Bank of Hangzhou	2.86	1.31	June 12, 2015
Total	$8.04	$3.86

Our principal sources of liquidity consist of existing cash, bank facilities from local banks as well as personal loans from our principal shareholders if necessary. We have two credit line agreements from two local banks and one expired credit line from another local bank that is expected to be renewed in the near future as displayed in detail in Note 12. Two credit lines from Hangzhou United Bank and Bank of Hangzhou to borrow up to $8.04 million, while the credit line from Industrial and Commercial Bank of China to borrow up to $1.95 million has expired and is expected to be renewed within the next twelve months. Any borrowing therefrom is guaranteed by a third-party guarantor company, and secured by our assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders.

We have taken measures to reduce its losses and generate positive cash flow by accelerating cash or goods collections from suppliers against advances, and attracting talent to improve and enhance traditional retail pharmacy plus in-store clinic business. In its retail sector, we have closed five unprofitable pharmacies in Shanghai last year and are looking to open additional in-store clinics to attract customer traffic. The remaining stores are considered profitable and are currently generating positive cash flow. We plan to implement O2O (Online to Offline) business model that allows drugstores to deliver goods to online customers in neighborhood communities. Through O2O model, customers can make orders online and our drugstores will deliver ordered products to them within a few hours. As O2O business model cuts the in-store shelf space need for products exhibition, we expect the model can eventually save rental cost in the future. We are actively negotiating with several large suppliers including Pfizer to obtain more purchase discounts and financial support. Moreover, we are actively developing its high profit margin product line of Chinese Medicine and high-grade nutritional supplements such as Ginseng under its own trademark of Shouantang. As healthcare products have become more popular in China, we anticipate a reasonable positive gross margin driving profitability. The drug wholesale industry is usually marked with low profit margin. However, as we are strengthening its customer and supplier credit policy and ceased extremely low profit margin transactions that cannot cover related overhead, it does not expect a significant loss in the future.  Additionally, we have actively searched for experienced talent to manage our healthcare center under Jiuyingtang.

The detailed analysis of the Company’s estimated cash flows items for the next 12 months are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended June 30, 2015
Current liabilities over current assets as of June 30, 2014	$(3.39)
Used bank credit as of June 30, 2014*	4.18
Current liabilities over current assets as of June 30, 2014 (excluding the used credit line for issued notes)	0.79
Projected cash financing and outflows:
Cash provided by line of credit from banks	3.86
Cash projected to be used in operations in the twelve months ended June 30, 2015	(0.98)
Cash projected to be used for financing cost in the twelve months ended June 30, 2015	(0.20)
Net projected change in cash for the twelve months ended June 30, 2015	$3.47

*As of June 30, 2014, approximately $4.18 million bank credit has been used to issue bank-backed notes. The amount is bank-guaranteed and should be excluded in computing cash flow needs.

The Company is projected to have negative cash flows of $0.98 million from its three operating segments. The wholesale business is not expected to contribute a significant gross margin to support overhead for the remaining of fiscal 2015, and sales have been projected to be approximately the same as the prior year. Farming business is not expected to have any sales and may incur limited operating costs. Retail drugstores have been projected to slightly increase as compared to the prior year with lower profit margins. Online pharmacy sales are expected to grow significantly with similar profit margin.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending June 30,	Retail drugstores	Drug wholesale	Herb farming	Total amount
2015	$3,953,285	$230,940	$-	$4,184,225
2016	2,156,365	266,590	-	2,422,955
2017	1,276,944	289,772	-	1,566,716
2018	1,022,567	289,772	-	1,312,339
2019	735,270	289,772	-	1,025,042
Thereafter	424,143	394,090	-	818,233

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	June 30, 2014	March 31, 2014	June 30, 2013
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1625	USD1: RMB 0.1623	USD1: RMB 0.1620

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1623	USD1: RMB 0.1626	USD1: RMB 0.1612

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2014:

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

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
101.INS	XBRL Instance Document* **
101.SCH	XBRL Taxonomy Extension Schema Document* **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: August 12, 2014	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: August 12, 2014	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer

