Form 10-Q
period 2014-09-30
CHINA JO-JO DRUGSTORES, INC.
filed 2014-11-13
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

Commission File Number: 001-34711

CHINA JO-JO DRUGSTORES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0557852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1st Floor, Yuzheng Plaza, No. 76, Yuhuangshan Road, Hangzhou, Zhejiang Province People’s Republic of China	310002
(Address of principal executive offices)	(Zip Code)

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

As of November 7, 2014, the registrant had 15,035,504 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and March 31, 2014
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Months ended September 30, 2014 and 2013	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended September 30, 2014 and 2013	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures
		33
PART II	OTHER INFORMATION
Item 5.	Other Information	34
Item 6.	Exhibits	34
Signatures		35

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

 PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2014	2014

ASSETS

CURRENT ASSETS
Cash	$7,352,723	$4,445,276
Restricted cash	5,485,545	3,114,543
Notes receivable	65,000	-
Trade accounts receivable, net	6,733,217	6,734,536
Inventories	8,421,989	7,047,397
Other receivables, net	792,852	149,546
Advances to suppliers, net	2,082,163	4,577,194
Other current assets	1,472,693	1,663,102
Total current assets	32,406,182	27,731,594

PROPERTY AND EQUIPMENT, net	8,828,548	9,412,688

OTHER ASSETS
Farmland assets	1,373,425	1,371,735
Long term deposits	2,452,191	2,786,437
Other noncurrent assets	2,853,797	3,036,930
Intangible assets, net	1,555,478	1,569,443
Total other assets	8,234,891	8,764,545

Total assets	$49,469,621	$45,908,827

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loan payable	$32,500	$162,300
Accounts payable, trade	14,014,983	14,554,726
Notes payable	11,205,188	7,820,718
Other payables	2,056,070	1,282,211
Other payables - related parties	1,906,973	2,384,294
Loan from third parties	234,812	294,042
Customer deposits	3,599,840	3,185,885
Taxes payable	417,768	373,501
Accrued liabilities	689,973	1,208,242
Total current liabilities	34,158,107	31,265,919

Purchase option and warrant liability	202,559	278,916
Total liabilities	34,360,666	31,544,835

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of September 30, 2014 and March 31, 2014	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 15,035,504 and 14,416,022 shares issued and outstanding as of September 30, 2014 and March 31, 2014	15,036	14,416
Additional paid-in capital	18,427,053	17,355,555
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(8,643,697)	(8,260,767)
Accumulated other comprehensive income	3,963,596	3,905,136
Total stockholders' equity	15,071,097	14,323,449

Noncontrolling interests	37,858	40,543
Total equity	15,108,955	14,363,992

Total liabilities and stockholders' equity	$49,469,621	$45,908,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2014	2013	2014	2013
REVENUES, NET	$18,444,065	$16,855,421	$34,903,297	$32,191,940

COST OF GOODS SOLD	15,678,808	13,907,018	29,627,421	25,642,368

GROSS PROFIT	2,765,257	2,948,403	5,275,876	6,549,572

SELLING EXPENSES	1,933,780	2,979,131	3,702,357	4,659,973
GENERAL AND ADMINISTRATIVE EXPENSES	746,175	491,981	1,827,376	3,132,799
TOTAL OPERATING EXPENSES	2,679,955	3,471,112	5,529,733	7,792,772

INCOME (LOSS) FROM OPERATIONS	85,302	(522,709)	(253,857)	(1,243,200)

OTHER (LOSS) INCOME, NET	(52,692)	37,021	(168,528)	(3,392)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	(47,342)	(21,049)	76,357	(8,384)

LOSS BEFORE INCOME TAXES	(14,732)	(506,737)	(346,028)	(1,254,976)

PROVISION FOR INCOME TAXES	22,680	39,589	38,821	79,109

NET LOSS	(37,412)	(546,326)	(384,849)	(1,334,085)

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,219	264	1,919	507

NET LOSS ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(36,193)	(546,062)	(382,930)	(1,333,578)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	6,192	259,814	58,460	1,019,605

COMPREHENSIVE INCOME (LOSS)	$(30,001)	$(286,248)	$(324,470)	$(313,973)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	14,981,637	13,609,003	14,700,375	13,609,003
Diluted	14,981,637	13,609,003	14,700,375	13,609,003

LOSS PER SHARES:
Basic	$(0.00)	$(0.04)	$(0.03)	$(0.10)
Diluted	$(0.00)	$(0.04)	$(0.03)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(384,849)	$(1,334,085)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	832,570	1,140,586
Stock-based compensation	129,692	58,801
Bad debt provision	(1,611,497)	(747,930)
Inventory reserve	136,575	-
Change in fair value of purchase option derivative liability	(76,357)	8,384
Change in operating assets:
Accounts receivable, trade	694,722	972,975
Notes receivable	(64,932)	-
Inventories	(1,501,054)	(3,361,143)
Other receivables	(425,699)	(262,493)
Advances to suppliers	3,207,686	5,117,601
Other current assets	192,254	(849,209)
Long term deposit	337,326	-
Other noncurrent assets	186,680	92,785
Change in operating liabilities:
Accounts payable, trade	(557,095)	5,323,371
Other payables and accrued liabilities	252,409	(654,911)
Customer deposits	409,600	(2,925,130)
Taxes payable	43,762	(45)
Net cash provided by operating activities	1,801,793	2,579,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(246,097)	(54,413)
Increase in long-term deposits for land use right	-	(1,351,030)
Additions to leasehold improvements	(12,485)	(26,619)
Payments on construction-in-progress	-	(111,524)
Net cash used in investing activities	(258,582)	(1,543,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	32,466	161,770
Repayment of short-term bank loan	(162,330)	-
Repayment of third parties loan	(59,529)	-
Change in restricted cash	(2,364,687)	245,504
Repayments of notes payable	(7,822,163)	(795,002)
Proceeds from notes payable	11,193,465	-
Proceeds from other payables-related parties	463,848	879,958
Net cash provided by financing activities	1,281,070	492,230

EFFECT OF EXCHANGE RATE ON CASH	83,166	244,420

INCREASE IN CASH	2,907,447	1,772,621

CASH, beginning of period	4,445,276	4,524,094

CASH, end of period	$7,352,723	$6,296,715

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,458	$-
Cash paid for income taxes	$43,788	$12,797
Issuance of common stocks in exchange of debts	$941,613	$-
Reclassification of leasehold improvement to equipment	$37,011	$-

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

The Company is a retail and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. One drugstore previously operated by Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”) which closed as of March 31, 2013; however, as of September 30, 2014, Hangzhou Quannuo has not been dissolved although it had no operation. Hangzhou Quannuo is the wholly-owned subsidiary of Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which is wholly-owned by Shouantang Technology.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $4.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation ● Registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out herb farming business	100%

Quannuo Technology	● Established in the PRC on July 7, 2009 ● Registered capital of RMB 10 million fully paid ● Acquired by Shouantang Technology in November 2010 ● Operates the Company’s online pharmacy website and provide software and technical support	100%

Hangzhou Quannuo	● Established in the PRC on July 8, 2010 by Quannuo Technology ● Registered capital of RMB 800,000 fully paid ● Currently has no operation and has closed, pending dissolution	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation ● Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Shouantang Health	● Established in the PRC on December 18, 2013 by Jiuzhou Service ● Registered capital of RMB 500,000 fully paid ● 51% held by Jiuzhou Service ● Currently has no operations	VIE by contractual arrangements as a controlled entity of Jiuzhou Service (2)

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of Renovation ( the “Owner”) since their respective establishment dates, pursuant to agreements amongst the Owner to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. Operationally, the Owner has operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owner as a subsidiary of Jiuzhou Pharmacy, as is Shouantang Health as a subsidiary of Jiuzhou Service.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as the two subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as Shouantang Health, the subsidiaries and entity under the control of Jiuzhou Service, are consolidated into the financial statements of the Company.

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

The drug retail business is a highly competitive industry in PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. The Company closed unprofitable stores, including those in Shanghai in fiscal 2013 and 2014. The remaining existing drugstores have historically been profitable and are not expected to require additional financing.

The Company’s principal sources of liquidity consist of existing cash, bank facilities from local banks as well as personal loans from its principal shareholders if necessary. The Company has three credit line agreements from three local banks as displayed in detail in Note 12. The three credit lines from Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”) and Industrial and Commercial Bank of China (“ICBC”) allow the Company to borrow up to $9.99 million in sum. Any borrowing therefrom is guaranteed by a third-party guarantor company, and secured by the Company’s assets pursuant to a collateral agreement, as well as personal guarantees of some of its principal shareholders.

The Company has taken measures to reduce its losses and generate positive cash flow by accelerating cash or goods collections from suppliers against advances, and attracting talent to improve and enhance traditional retail pharmacy plus in-store clinic business. In its retail sector, the Company has closed five unprofitable pharmacies in Shanghai last fiscal year and is looking to open additional in-store clinics to attract customer traffic. The remaining stores are considered profitable and are currently generating positive cash flow. The drug wholesale industry is usually marked with low profit margin. However, as the Company is strengthening its customer and supplier credit policy and ceased extremely low profit margin transactions that cannot cover related overhead, it does not expect a significant loss in the future.  The Company has gradually settled and collected certain aged accounts during the six months ended September 30, 2014. The wholesale business is not expected to contribute a significant gross margin for the remaining of fiscal 2015, and sales have been projected to be approximately the same as the prior year. Farming business is not expected to have any sales and may incur limited operating costs. Retail drugstores have been projected to increase as compared to the prior year with lower profit margins. During the six months ended September 30, 2014, the drugstore sales have increased by 20.4% over the same period of last year. The rising sales contributed to our positive operation cash flow. Online pharmacy sales are expected to grow significantly with similar profit margin as compared to the prior year. During the six months ended September 30, 2014, the online pharmacy sales have increased by 92.7% over the same period of last year. As of September 30, 2014, approximately $4.22 million bank credit line has not been used and is still available for further borrowing. Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations in the next twelve months.

However, in the event the banks withdraw their credit lines with the Company, or the Company’s existing store performance suddenly deteriorate due to unexpected government policy change, or its operating license is cancelled as a result of violation of industry regulation, the Company may or may not obtain alternative financing resources to support its continuing operation. At that time, the Company may not be able to continue to present itself on a going concern basis.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 27, 2014. Operating results for the three and six months ended September 30, 2014 may not be necessarily indicative of the results that may be expected for the full year.

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

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the accompanying unaudited condensed consolidated financial statements relate to the assessment of the carrying values of accounts receivable, advances to suppliers and related allowance for doubtful accounts, useful lives of property and equipment, inventory reserve and fair value of its purchase option derivative liability. Because of the use of estimates inherent in the financial reporting process, actual results could materially differ from those estimates.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. In its wholesale business, the Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages are determined by management, based on historical experience and the current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The Company also reviews historical trend and will provide additional allowance if it determines a particular account has become uncollectible. The ability to collect is attributed to the steps taken prior to extending credit to customers.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To accommodate for potential loss in accounts receivable, the Company puts up a reserve for what we do not believe to be collectible, and most aged receivables have been reserved. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by the first in first out (FIFO) method. Market value is the lower of replacement cost or net realizable value. The Company carries out physical inventory counts on a monthly basis at each store and warehouse. Herbs that the Company farms are recorded at their costs, which includes direct costs such as seed selection, fertilizer, and labor costs that are spent in growing herbs on the leased farmland, and indirect costs such as amortization of farmland development costs. Since April 2014, amortization of farmland development costs has been expensed instead of allocated into inventory due to unpredictable future market value of planted gingko trees. All costs are accumulated until the time of harvest and then allocated to harvested herbs when they are sold. The Company periodically reviews its inventory and records write-downs to inventories for shrinkage losses and damaged merchandise that are identified. The Company provides a reserve for estimated inventory obsolescence or excess quantities on hand equal to the difference between the cost of the inventory and its estimated realizable value.

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

Maintenance, repairs and minor renewals are charged to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There was no additional impairment occurred during fiscal 2015.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended September 30, 2014 and 2013.

Value added tax

Sales revenue represents the invoiced value of goods, net of VAT. All of the Company’s products are sold in the PRC and are subjected to a VAT on the gross sales price. The VAT rates range up to 17%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded a VAT payable net of payments in the accompanying financial statements.

Stock based compensation

The Company follows the provisions of ASC 718, “Compensation — Stock Compensation,” which establishes accounting standards for non-employee and employee stock-based awards. Under the provisions of ASC 718, the fair value of stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services. For non-employee stock-based awards, fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then recognized as compensation expense over the requisite performance period. For employee stock-based awards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight–line basis over the requisite service period for the entire award.

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $81,321 and $18,632 for three months ended September 30, 2014 and 2013, respectively, and $131,239 and $56,533 for the six months ended September 30, 2014 and 2013, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

Operating leases

The Company leases premises for retail drugstores, offices and wholesale warehouse under non-cancelable operating leases. Operating lease payments are expensed over the term of lease. A majority of the Company’s retail drugstore leases have a 3 to 8 year term with a renewal option upon the expiration of the lease; the wholesale warehouse lease has a 10-year term with a renewal option upon the expiration of the lease. The Company has historically been able to renew a majority of its drugstores leases. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. In addition, land leased from the government is amortized on a straight-line basis over a 30-year term.

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

The balance sheet amounts, with the exception of equity, at September 30, 2014 and March 31, 2014 were translated at 1 RMB to $0.1625 USD and at 1 RMB to $0.1623 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended September 30, 2014 and 2013 were at 1 RMB to $0.1623 USD and at 1 RMB to $0.1618 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of September 30, 2014 and March 31, 2014, the Company had deposits totaling $12,483,659 and $7,204,626 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended September 30, 2014, the two largest vendors accounted for 29% of the Company’s total purchases and one vendor accounted for 19% of total advances to suppliers. For the three months ended September 30, 2013, no vendor accounted for more than 10% of the Company’s total purchases and one vendor accounted for 20% of total advances to suppliers.

For the six months ended September 30, 2014, the two largest vendors accounted for 27% of the Company’s total purchases and one vendor accounted for 19% of total advances to suppliers. For the six months ended September 30, 2013, one vendor accounted for approximately 10% of the Company’s total purchases and another vendor accounted for 20% of total advances to suppliers.

For the three months ended September 30, 2014, no customer accounted for more than 10% of the Company’s total sales or accounts receivable. For the three months ended September 30, 2013, no customer accounted for more than 10% of the Company’s total sales and one customer accounted for 12% of total accounts receivable.

For the six months ended September 30, 2014, no customer accounted for more than 10% of the Company’s total sales or accounts receivable. For the six months ended September 30, 2013, no customer accounted for more than 10% of the Company’s total sales, and one customer accounted for 12% of total accounts receivable.

Noncontrolling interest

As of September 30, 2014, Yi Wang, an individual, owned 49% of the equity interests of Shouantang Health, which was not under the Company’s control.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). Under ASU No. 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. ASU No. 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in ASU No. 2014-08 are effective in the first quarter of 2015 for public business entities with annual periods beginning on or after December 15, 2014. Early adoption is permitted. The Company does not expect that the adoption of ASU No. 2014-08 will have a significant impact on the Company’s consolidated financial statements.

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

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	September 30, 2014	March 31, 2014
Accounts receivable	$10,935,920	$11,869,866
Less: allowance for doubtful accounts	(4,202,703)	(5,135,330)
Trade accounts receivable, net	$6,733,217	$6,734,536

For the three months ended September 30, 2014 and 2013, $64,636 and $96,250 in accounts receivable were directly written off respectively. For the six months ended September 30, 2014 and 2013, $129,494 and $347,395 in accounts receivable were directly written off respectively.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2014	March 31, 2014
Prepaid rental expenses	$986,565	$1,165,633
Lease rights transfer fees (1)	-	11,939
Prepaids and other current assets	486,128	485,530
Total	$1,472,693	$1,663,102

(1)	Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2014	March 31, 2014
Building	$1,140,816	$1,139,412
Leasehold improvements	11,415,370	11,849,753
Farmland improvements	1,462,925	1,037,212
Office equipment and furniture	5,726,735	5,535,667
Motor vehicles	642,656	579,834
Total	20,388,502	20,141,878
Less: Accumulated depreciation	(11,559,954)	(10,729,190)
Property and equipment, net	$8,828,548	$9,412,688

Total depreciation expense for property and equipment was $322,362 and $512,065 for the three months ended September 30, 2014 and 2013, respectively, and $816,444 and $1,061,755 for the six months ended September 30, 2014 and 2013, respectively.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis. This amount is refundable and bears no interest.  As of September 30, 2014 and March 31, 2014, advance to suppliers consist of the following:

	September 30, 2014	March 31, 2014
Advance to suppliers	$7,965,478	$11,162,767
Less: allowance for doubtful accounts	(5,883,315)	(6,585,573)
Advance to suppliers, net	$2,082,163	$4,577,194

For the three months ended September 30, 2014 and 2013, none of advances to suppliers were written off against the allowance for doubtful accounts, respectively. For the six months ended September 30, 2014 and 2013, $0 and $452,246 of advances to suppliers were written off against the allowance for doubtful accounts, respectively.

Note 8 – INVENTORY

Inventory consisted of the following:

	September 30,	March 31,
	2014	2014
Finished goods	$9,334,368	$7,822,102
Work-in-process (1)	-	-
Total inventory	$9,334,368	$7,822,102
Less: reserve for inventory	(912,379)	(774,705)
Inventory, net	$8,421,989	$7,047,397

(1)	Work-in-process includes gingko trees expected to be harvested and sold in two or three years. Due to its long-term nature, $2,195,074 of work-in process and $821,649 of inventory reserve for gingko trees are reclassified to farmland assets as of September 30, 2014, respectively; and $2,192,372 of work-in process and $820,637 of inventory reserve for gingko trees are reclassified to farmland assets as of March 31, 2014, respectively.

Note 9 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 10 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	September 30, 2014	March 31, 2014
Prepayment for lease of land use right – noncurrent, net(1)	$2,800,984	$2,878,687
Long term prepaid expense	52,813	158,243
Total	2,853,797	3,036,930

(1)	This is a payment made to a local government in connection with entering into a 30-year operating land lease agreement. The land is currently used to cultivate Ginkgo trees. This prepayment includes a deposit of $1,137,500, which will be refundable on the due date. Based on expected output from planted Gingko trees such as expected fruit production and tree market value, the fair value of the lease prepayment was lower than carrying cost. As a result, the Company recorded an impairment amounted to $2,475,688 on lease prepayment.

The amortization of the prepayment for the lease of land use right was approximately $16,761 and $40,577 for the three months ended September 30, 2014 and 2013, respectively. The amortization of the prepayment for the lease of land use right was approximately $33,517 and $80,885 for the six months ended September 30, 2014 and 2013, respectively.

The Company’s amortization of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Periods ending September 30,	Amount
2015	$67,035
2016	67,035
2017	67,035
2018	67,035
2019	67,035
Thereafter	1,328,309

Note 11– INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	September 30, 2014	March 31, 2014
Land use rights (1)	$1,584,627	$1,582,677
Software	474,672	474,088
Total other intangible assets	2,059,299	2,056,765
Less: accumulated amortization	(503,821)	(487,322)
Intangible assets, net	$1,555,478	$1,569,443

Amortization expense of intangibles amounted to $7,864 and $39,584 for the three months ended September 30, 2014 and 2013, respectively, and $15,883 and $78,831 for the six months ended September 30, 2014 and 2013, respectively.

(1)	In July 2013, the Company purchased the land use right of a plot of farmland in Lin’An, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’An has not grown, the Company does not expect completion of the plant in the near future.

Note 12 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”) and Industrial and Commercial Bank of China (“ICBC”) that provided working capital in the form of the following bank acceptance notes at September 30 and March 31, 2014:

		Origination		Maturity		September 30,	March 31,
Beneficiary	Endorser	date		date		2014	2014
Jiuzhou Pharmacy(1)	ICBC	12	/27/13	06	/26/14	$-	$1,351,959
Jiuzhou Pharmacy(1)	ICBC	10	/11/13	04	/11/14	-	730,350
Jiuzhou Pharmacy(2)	HUB	10	/08/13	04	/08/14	-	486,900
Jiuzhou Pharmacy(2)	HUB	11	/05/13	05	/05/14	-	1,720,380
Jiuzhou Pharmacy(2)	HUB	12	/26/13	06	/26/14	-	117,960
Jiuzhou Pharmacy(2)	HUB	02	/07/14	05	/07/14	-	649,200
Jiuzhou Pharmacy(2)	HUB	02	/07/14	08	/07/14	-	985,161
Jiuzhou Pharmacy(2)	HUB	03	/06/14	09	/06/14	-	1,778,808
Jiuzhou Pharmacy(3)	HUB	04	/08/14	10	/08/14	882,375	-
Jiuzhou Pharmacy(3)	HUB	05	/04/14	11	/04/14	1,963,000	-
Jiuzhou Pharmacy(3)	HUB	08	/04/14	02	/04/15	1,478,750	-
Jiuzhou Pharmacy(3)	HUB	08	/05/14	08	/04/15	1,625,000	-
Jiuzhou Pharmacy(3)	HUB	09	/03/14	03	/03/15	1,803,750	-
Jiuzhou Pharmacy(4)	BOH	06	/12/14	12	/12/14	1,852,500	-
Jiuzhou Pharmacy(4)	BOH	06	/27/14	12	/27/14	1,599,813	-
Total						$11,205,188	$7,820,718

(1)	As of March 31, 2014, the Company had a total of $2,082,309 (RMB12,830,000) in notes payable from ICBC. A third party, Hangzhou Small and Medium sized Guarantee CO., Ltd. signed loan guarantee agreements with the bank to guarantee these borrowings. In addition, the Company is required to hold 30% of amounts borrowed as restricted cash with ICBC as additional collateral against these bank notes. All the outstanding notes payable have been repaid upon maturity.

(2)	As of March 31, 2014, the Company had $5,738,409 (RMB35,356,800) notes payable from HUB. The Company is required to hold restricted cash of $2,489,851 (RMB15,341,040) with HUB as collateral against these bank notes. All the outstanding notes payable have been repaid upon maturity.

(3)	As of September 30, 2014, the Company had $7,752,875 (RMB47,710,000) notes payable from HUB. The Company is required to hold restricted cash of $4,401,101 (RMB27,083,700) with HUB as collateral against these bank notes.

(4)	As of September 30, 2014, the Company had $3,452,313 (RMB21,245,000) notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 11). The Company is required to hold restricted cash of $1,035,694 (RMB6,373,500) with BOH as collateral against these bank notes.

As of September 30, 2014, the Company had a credit line of approximately $9.99 million (RMB 61.4 million) in the aggregate from HUB, BOH and ICBC. By putting up the restricted cash of $5.44 million deposited in the bank, the credit line is raised up to $15.43 million in total. As of September 30, 2014, we have approximately $11.21 million bank notes payable, approximately $4.22 million bank credit line has not been used and is still available for further borrowing. The bank notes are also secured by buildings owned by our major shareholders with a value of approximately $6,139,250 (RMB37,780,000) personally guaranteed by our major shareholders and guaranteed by Zhejiang Jin Qiao Guarantee Company.

Note 13 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three and six months ended September 30, 2014 and 2013:

	For the three months		For the six months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
U.S. Statutory rates	34 .0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Change in valuation allowance (1)	(117.2)	(32.1)	(29.9)	(31.0)
Non-deductible expenses-permanent difference (2)	(61.8)	(0.7)	(6.3)	(0.3)
Effective tax rate	(154.0)%	(7.8)%	(11.2)%	(6.3)%

(1)	It represents non-taxable expense reversal due to decrease in allowance for accounts receivables and advance to suppliers.

(2)	The (61.8)% and (0.7)% rate adjustments for the three months ended September 30, 2014 and 2013, and the (6.3)% and (0.3)% rate adjustments for the six months ended September 30, 2014 and 2013 represents expenses primarily included legal, accounting and other expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for three and six months ended September 30, 2014 and 2013.  As of September 30, 2014, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $1,430,000 which may be available to reduce future years’ taxable income.  These carryforwards will expire, if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at September 30, 2014.  There was no net change in the valuation allowance for the three and six months ended September 30, 2014 and 2013.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at September 30, 2014 and March 31, 2014 consisted of the following:

	September 30, 2014	March 31, 2014
VAT	$386,130	$344,329
Income tax	7,963	7,851
Others	23,675	21,321
Total taxes payable	$417,768	$373,501

Note 14– POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $209,773 and $176,883 in employment benefits and pension for the three months ended September 30, 2014 and 2013, respectively, and $400,271 and $321,947 in employment benefits and pension for the six months ended September 30, 2014 and 2013, respectively.

Note 15– RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	September 30, 2014	March 31, 2014
Due to cofounders (1):	$577,529	$576,818
Due to a director and CEO (2):	1,329,444	1,807,476
Total	$1,906,973	$2,384,294

(1)	As of September 30, 2014 and March 31, 2014, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States. On July 2, 2014, the Company issued a total of 619,482 shares of common stock to Lei Liu, at $1.52 per share, the fair market value, or the closing stock price on Nasdaq on July 1, 2014, to offset the debts of $941,613 owed to Mr. Liu.

As of September 30, 2014 and March 31, 2014, notes payable totaling $5,789,875 and $5,738,409 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company has a lease with Mr. Lei Liu for a retail space which expires in September 2015 and had a lease for corporate office which has expired in December 2013. Since the Company has moved its headquarter to a new location in Hangzhou in January 2014, the corporate office lease with Mr. Liu was terminated. Rent expense amounted to $24,350 and $48,702 for the three months ended September 30, 2014 and 2013, respectively, and $48,692 and $97,062 for the six months ended September 30, 2014 and 2013. None was paid to Mr. Liu for the three and six months ended September 30, 2014 and 2013.

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value. The Company recognized a gain of $10,975 and $48,363 from the change in fair value of the option liability for the three and six months ended September 30, 2014. The Company recognized a loss of $1,036 from the change in fair value of the option liability for the three months ended September 30, 2013, and a gain of $11,629 for the six months ended September 30, 2013.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of September 30, 2014 using the following assumptions:

Underwriter Purchase Option
September 30, 2014 (1)

Stock price	$1.94
Exercise price	$6.25
Annual dividend yield	0%
Expected term (years)	0.55
Risk-free interest rate	0.03
Expected volatility	92.28%

(1)	As of September 30, 2014, the option to purchase 105,000 shares of common stock had not been exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of September 30, 2014 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

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

The warrant does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Model on the date that the warrant was originally issued and as of September 30, 2014 using the following assumptions:

Common Stock Warrants
September 30, 2014 (1)
Stock price	$1.94
Exercise price	$1.20
Annual dividend yield	0%
Expected term (years)	1.99
Risk-free interest rate	0.58%
Expected volatility	121.83%

(1)	As of September 30, 2014, the warrant had not been exercised.

On September 26, 2013, the issue date of the warrant, the Company classified its fair value as a liability of $33,606. The Company recognized a loss of $58,318 and a gain of $27,994 from the change in fair value of the warrant liability for the three and six months ended September 30, 2014, respectively. The Company recognized a loss of $20,012 from the change in fair value of the warrant liability for the three and six months ended September 30, 2013.

Note 18 – STOCKHOLDERS’ EQUITY

Stock-based compensation

On September 26, 2013, the Company agreed to grant a total of 350,000 shares of restricted common stock to a financial consulting firm for its financial advisory services. The term of the service agreement is one year. The trading value of the Company’s common stock on September 26, 2013 was $0.51. For the three and six months ended September 30, 2014, $42,547 and $87,049 was recorded as a service compensation expense. For the three months and six months ended September 30, 2013, $2,445 was recorded as service compensation expense.

On January 16, 2012, the Company granted a total of 297,000 shares of restricted common stock under the Plan to a group of 46 employees. These restricted shares will vest on January 16, 2015, provided that the employees are still employed by the Company on such date. $19,612 was charged to general and administrative expense and $4,010 selling expense was reversed due to two employees left the Company before the vesting date for the three months ended September 30, 2014, and $39,011 and $3,632 for the six months ended September 30, 2014, respectively. $19,612 and $7,226 were charged to general and administrative expense and selling expense, respectively, for the three months ended September 30, 2013, and $39,224 and $15,452 for the six months ended September 30, 2013, respectively.

Statutory reserves

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and six months ended September 30, 2014 and 2013, the Company did not make appropriations to the statutory reserves.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Net loss attributable to controlling interest	$(36,193)	$(546,590)	$(382,930)	$(1,333,578)
Weighted average shares used in basic computation	14,981,637	13,609,003	14,700,375	13,609,003
Diluted effect of purchase options and warrants	-	-	-	-
Diluted effect of restricted shares	-	-	-	-
Weighted average shares used in diluted computation	14,981,637	13,609,003	14,700,375	13,609,003
Loss per share – Basic:
Net loss before noncontrolling interest	$(0.00)	$(0.04)	$(0.03)	$(0.10)
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net loss attributable to controlling interest	$(0.00)	$(0.04)	$(0.03)	$(0.10)
Loss per share – Diluted:
Net loss before noncontrolling interest	$(0.00)	$(0.04)	$(0.03)	$(0.10)
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net loss attributable to controlling interest	$(0.00)	$(0.04)	$(0.03)	$(0.10)

For the three and six months ended September 30, 2014 and 2013, the 105,000 and 150,000 shares, underlying outstanding purchase options and a warrant, respectively, were excluded from the calculation of diluted loss per share as the options and the warrant were anti-dilutive.

Note 20 – SEGMENTS

The Company operates within four main reportable segments: retail drugstores, online pharmacy, drug wholesale and herb farming.  Online pharmacy sells OTC drugs, dietary supplement, medical devices and sundry items to customers through Alibaba’s Tmall and its own platform all over China. The retail drugstores segment sells prescription and over-the-counter (“OTC”) medicines, TCM, dietary supplement, medical devices, and sundry items to retail customers.   The drug wholesale segment includes supplying the Company’s own retail drugstores with prescription and OTC medicines, TCM, dietary supplement, medical devices and sundry items (which sales have been eliminated as intercompany transactions), and also selling them to other drug vendors and hospitals. The Company’s herb farming segment cultivates selected herbs for sales to other drug vendors. The Company is also involved in online sales and clinic services that do not meet the quantitative thresholds for reportable segments and are included in the retail drugstores segment.

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

The following table presents summarized information by segment of the continuing operation for the three months ended September 30, 2014:

	Retail drugstores	Online Pharmacy	Drug wholesale		Herb farming	Total
Revenue	$12,406,038	$2,949,391	$3,088,636		$-	$18,444,065
Cost of goods	10,302,519	2,463,352	2,912,937		-	15,678,808
Gross profit	$2,103,519	$486,039	$175,699		$-	$2,765,257
Selling expenses	1,795,108	666	138,006		-	1,933,780
General and administrative expenses	1,412,896	155,861	(911,544	)*	88,962	746,175
(Loss) income from operations	$(1,104,485)	$329,512	$949,237		$(88,962)	$85,302
Depreciation and amortization	$222,829	$1,376	$24,022		$80,081	$328,308
Total capital expenditures	$107,573	$3,210	$6,106		$-	$116,889

* include the accounts receivable and advance to suppliers allowance reversal of $987,383.

The following table presents summarized information of the continuing operations by segment for the three months ended September 30, 2013:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$9,452,053	$1,600,889	$5,802,479	$-	$16,855,421
Cost of goods	7,161,091	1,383,653	5,362,274	-	13,907,018
Gross profit	$2,290,962	$217,236	$440,205	$-	$2,948,403
Selling expenses	1,573,856	248	1,405,027	-	2,979,131
General and administrative expenses	1,140,589	124,216	(818,103)	45,280	491,981
Loss from operations	$(423,481)	$92,770	$(146,719)	$(45,280)	$(522,709)
Depreciation and amortization	$417,983	$(7,462)	$140,867	$262	$551,650
Total capital expenditures	$1,386,499	$307	$16,088	$-	$1,402,894

The following table presents summarized information of the continuing operation by segment for the six months ended September 30, 2014:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$23,001,797	$5,521,933	$6,379,567	$-	$34,903,297
Cost of goods	18,982,408	4,630,716	6,014,297	-	29,627,421
Gross profit	$4,019,389	$891,217	$365,270	$-	$5,275,876
Selling expenses	3,465,497	666	236,194		3,702,357
General and administrative expenses	2,676,192	299,560	(1,323,439)	175,063	1,827,376
Loss from operations	$(2,122,300)	$590,991	$1,452,515	$(175,063)	$(253,857)
Depreciation and amortization	$492,846	$3,538	$175,581	$160,605	$832,570
Total capital expenditures	$141,800	$3,513	$76,258	$-	$221,571

* include the accounts receivable and advance to suppliers allowance reversal of $1,634,886.

The following table presents summarized information of the continuing operation by segment for the six months ended September 30, 2013:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$19,100,271	$2,865,061	$10,226,608	$-	$32,191,940
Cost of goods	14,308,218	2,363,997	8,970,153	-	25,642,368
Gross profit	$4,792,053	$501,064	$1,256,455	$-	$6,549,572
Selling expenses	3,248,103	248	1,411,622		4,659,973
General and administrative expenses	2,610,261	221,586	195,564	105,387	3,132,798
Loss from operations	$(1,066,309)	$279,227	$(350,731)	$(105,387)	$(1,243,200)
Depreciation and amortization	$867,839	$-	$272,225	$522	$1,140,586
Total capital expenditures	$1,503,207	$307	$17,424	$-	$1,520,938

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Prescription drugs	$4,957,751	$4,637,114	$9,378,003	$9,924,263
Over-the-counter drugs	4,291,738	3,381,486	8,234,531	6,737,739
Nutritional supplements	547,218	216,609	1,171,143	716,217
Traditional Chinese medicine	1,991,112	907,266	3,186,746	1,428,513
Sundry products	502,724	200,864	859,783	123,053
Medical devices	115,495	108,714	171,591	170,486
Total	$12,406,038	$9,452,053	$23,001,797	$19,100,271

The Company’s net revenue from external customers through online pharmacy by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Prescription drugs	$-	$-	$-	$-
Over-the-counter drugs	826,755	708,250	1,519,598	1,277,437
Nutritional supplements	191,953	394,616	341,893	454,843
Traditional Chinese medicine	-	-	-	-
Sundry products	455,521	308,971	775,491	684,076
Medical devices	1,475,162	189,052	2,884,951	448,705
Total	$2,949,391	$1,600,889	$5,521,933	$2,865,061

The Company’s net revenue from external customers through wholesale by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Prescription drugs	$2,362,902	$4,276,822	$4,261,984	$7,649,675
Over-the-counter drugs	611,219	96,125	1,948,429	875,345
Nutritional supplements	6,387	875	33,949	261,130
Traditional Chinese medicine	80,905	-	89,268	927
Sundry products	6,583	1,428,657	6,777	1,432,811
Medical devices	20,640	-	39,160	6,720
Total	$3,088,636	$5,802,479	$6,379,567	$10,226,608

Note 21 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending September 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2015	$3,906,015	$108,059	$176,379	$-	$4,190,453
2016	2,039,822	121,764	176,695	-	2,338,281
2017	1,410,708	139,159	150,756	-	1,700,623
2018	1,228,290	139,159	150,756	-	1,518,205
2019	745,191	139,159	150,756	-	1,035,106
Thereafter	359,140	208,739	113,067	-	680,946

Total rent expense amounted to $1,215,232 and $923,572 for the three months ended September 30, 2014 and 2013, respectively, and $2,397,776 and $1,889,150 for the six months ended September 30, 2014 and 2013, respectively.

Note 22 – SUBSEQUENT EVENTS

On October 9, 2014, the Company, through Jiuzhou Pharmacy, a pharmacy that the Company controls through contractual arrangements, entered into an acquisition agreement to acquire Sanhao Grand Pharmacy Chain Co., Ltd.(“Sanhao Pharmacy”), a local drugstore chain located in Hangzhou, at a total price of $1.56 million (RMB9.6 million). Sanhao Pharmacy presently has eleven stores where customers can use insurance cards issued by Hangzhou government for purchases in eight of those stores. The Company expects to further expand its market shares in Hangzhou City through Sanhao’s existing insurance-applicable stores. The Company intends to fund its acquisition through its improved cash flow generated by rising sales from its retail business as well as bank financing. As of the date of the report, the registered shareholder of Sanhao Pharmacy has been listed under Jiuzhou Pharmacy.

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

Overview

We currently operate in four business segments in China: (1) retail drugstores, (2) online pharmacy, (3) wholesale of products similar to those that we carry in our pharmacies, and (4) farming and selling herbs used for traditional Chinese medicine (“TCM”).

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. We currently have 51 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the three months ended September 30, 2014, we opened two new pharmacies in Hangzhou.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM that we currently sell to a local vendor. Since May 2010, we have also been selling certain OTC drugs and nutritional supplements online.

Recent Developments

On October 9, 2014, the Company, through Jiuzhou Pharmacy, a pharmacy that the Company controls through contractual arrangements, entered into an acquisition agreement with two individual owners of Sanhao Grand Pharmacy Chain Co., Ltd.(“Sanhao Pharmacy”), a local drugstore chain located in Hangzhou, for a total purchase price of $1.56 million (RMB9.6 million).

Sanhao Pharmacy presently has eleven stores where customers can use insurance cards issued by Hangzhou government for their purchases in eight of those stores. The reimbursement from local government insurance program has always been an important source of revenue for drugstores chains. As the government is controlling its budget and tightening up its policy to admit new stores into its insurance system, we expect to further strengthen our market shares in Hangzhou by using Sanhao’s existing insurance-applicable stores and its network.

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

Results of Operations

Comparison of three months ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014		2013
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$18,444,065	100.0%	$16,855,421	100.0%
Gross profit	$2,765,257	15.0%	$2,948,403	17.5%
Selling expenses	$1,933,780	10.5%	$2,979,131	17.7%
General and administrative expenses	$746,175	4.0%	$491,981	2.9%
(Loss) from operations	$85,302	0.5%	$(522,709)	(3.1)%
Other (expense), net	$(52,692)	(0.3)%	$37,021	0.2%
Change in fair value of purchase option derivative liability	$(47,342)	(0.3)%	$(21,049)	(0.1)%
Income tax expense	$22,680	0.1%	$39,589	0.2%
Net loss attributable to controlling interest	$(37,412)	(0.2)%	$(546,590)	(3.2)%
Net loss attributable to noncontrolling interest	$(1,219)	(0.0)%	$(264)	(0.0)%

Revenue

 Revenue increased by $1,588,644 or 9.4% for the three months ended September 30, 2014, as compared to the same period in the previous fiscal year, primarily due to an increase in our retail business, especially in online pharmacy, offset by decline in our wholesale business.

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$12,406,038	67.2%	$9,452,053	56.1%	$2,953,985	31.3%
Revenue from online sales	2,949,391	16.1%	1,600,889	9.5%	1,348,502	84.2%
Revenue from wholesale business	3,088,636	16.7%	5,802,479	34.4%	(2,713,843)	(46.8)%
Revenue from farming business	—	—%	—	—%	—	—%
Total revenue	$18,444,065	100.0%	$16,855,421	100.0%	$1,588,644	9.4%

Retail sales, which accounted for approximately 83.3% of total revenue for the three months ended September 30, 2014, increased by $4,302,487, or 38.9%, to $15,355,429. Same-store sales increased by approximately $2,602,868, or 28.8%, while our five new stores contributed approximately $300,737 in revenue in the three months ended September 30, 2014. The increase in same-store sales reflects the implementation of key drugstore operational strategies such as promoting sales through our doctors and clinics, stricter internal staff assessments that stimulate sales, increased adaptability to community demand, closer monitor to the operation of local stores in Hangzhou, keeping competitive drug retail price, and modest economic improvements in China. We expect same-store sales will keep growing in the near future. Our online pharmacy sales increased by approximately $1,348,502, or 84.2% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. We have expanded cooperation with business-to-consumer online vendors, including Taobao, JD and Amazon, by posting our products on their online platforms, which direct customers back to our website. Such arrangements have exposed our online presence to a wider consumer base. In addition, we have spent considerable efforts identifying popular products that can drive sales, while we keep close watch on cost. Online shopping is also experiencing explosive expansion in China. As a result, we have seen steady growth in online sales. On the other hand, we ceased operation of all five stores in Shanghai in February 2014 due to their continuous loss. All Shanghai subsidiaries have canceled their SAIC registration. Although these stores were underperforming, they nevertheless contributed approximately $177,861 in revenue prior to their closures in the three months ended September 30, 2013. Our store count kept 51 as of September 30, 2014 and 2013, as a net effect of closing five stores in Shanghai and opening five stores in Hangzhou. Among the five new stores, two were opened in January 2014, one was opened in May 2014 and the remaining two were opened in the three months ended September 30, 2014.

Wholesale revenue decreased by $2,713,843 or 46.8% primarily as a result of discontinuing aggressive volume-driven sales strategy and slow progress made by new management team in marketing profitable products since August 2013, when a new management and sales team, which has over twenty years of industry experience in wholesale pharmaceutical distribution has been brought into our pharmaceutical distribution operations to expand sales to other drug vendors and develop a chain of supply to local pharmacies and hospitals. However, as local hospitals and pharmacies had strong ties with their existing suppliers, during the six months ended September 30, 2014, the new management had not been able to make significant progress. Until the new sales and management team develops and establishes a new customer base, we do not expect our wholesale business to expand in the immediate future.

Gross Profit

Gross profit decreased by $183,146 or 6.2% period over period primarily as a result of the contraction in wholesale business.  At the same time, gross margin decreased from 17.5% to 15.0% due to lower retail profit margins.  The average gross margins for each of our three business segments are as follows:

	Three months ended September 30,
	2014	2013
Average gross margin for retail drugstores	17.0%	24.2%
Average gross margin for online sales	16.5%	13.6%
Average gross margin for wholesale business	5.7%	7.6%
Average gross margin for farming business	N/A	N/A

Retail drugstores gross margin decreased primarily due to lower sale prices caused by strong market competition and the implementation of government subsidies to all drugs sold at public hospitals in Zhejiang Province. The China Food and Drug Administration (the “CFDA”) continued to add more drugs into its drug retail price controls list. Although most of our drug prices are below the price limit, we adjust our prices from time to time to be competitive in the market. Furthermore, since April 2014, local public hospitals in Zhejiang Province are required to sell all drugs at cost. In turn, local governments reimburse these hospitals with subsidies. Confronted with low or no profit margin sales and government subsidies, we have to maintain low profit margins in order to attract customers.

Online pharmacy sales gross margins are usually lower than gross margins of drugs sold at physical drugstores and vary from time to time depending on the products we carry. During the three months ended September 31, 2014, we were able to sell certain nutritional supplements with high profit margin. However, in order to keep competitive and drive fast sales growth, we may lower our sales prices in long run.

Wholesale gross margin decreased primarily due to competitive prices offered by the new wholesale management team in order to retain and develop customers. We have been transitioning in a new sales and management team for Jiuxin Medicine since the third quarter of fiscal 2014. However, the departure of the old salespersons took away certain business. In order to make up the lost business and actively explore the new customers, the new team decided to keep low prices for the majority of our products. As a result, our gross margin became relatively low in the three months ended September 30, 2014.

During the three months ended September 30, 2014, we continued to plant and grow Ginkgo trees based on our best estimate as to future market demands. Due to the prolonged life cycle, we were unable to harvest those herbs in the three months ended September 30, 2014. We expect to continue planting Ginkgo trees and other herbs in the near future. We plan to harvest and sell Ginkgo trees based on our best estimation of the market but do not expect within a year. Revenue from the herbs will be generated when they are harvested.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $1,045,351 or 35.1% period over period.  The difference in absolute dollars is primarily attributable to approximately $1.3 million membership rewards to commemorate Jiuzhou Pharmacy’s ten-year anniversary in August and September 2013, which were distributed during the three months ended September 30, 2013 and therefore increased the expenses during the same period last year. Excluding the membership rewards, our selling and marketing expenses increased by approximately $0.25 million or 13% mainly due to rental increases and higher labor cost. As a result, such expenses as a percentage of our revenue decreased to 10.5%, from 17.7% for the same period a year ago.  We expect future sales and marketing expenses to not deviate significantly from its current levels.

General and Administrative Expenses

General and administrative expenses increased by $254,194 or 51.7% period over period.  Such expenses as a percentage of revenue increased to 4.0% from 2.9% for the same period a year ago. The increase in absolute dollars is partly attributable to a decrease of $973,696 in allowance for accounts receivable and advance to suppliers in the three months ended September 30, 2014, as compared to $1,111,689 in the three months ended September 30, 2013. Excluding such allowance effects, general and administrative expense increased by $116,201 or 23.6%. The increase in absolute dollars primarily reflects modest increase in labor cost. We expect future general and administrative expenses to remain at its current levels.

Income (Loss) from Operations

As a result of decreased gross margin, we had income from operations of $85,302, as compared to loss from operations of $522,709 a year ago.  Our operating margin for the three months ended September 30, 2014 and 2013 was 0.5% and (3.1)%, respectively.

Income Taxes

Our income tax expense decreased by $16,909 period over period due to decline in Jiuzhou Pharmacy’s profit.

Net Loss

As a result of the foregoing, net loss decreased by $508,914 period over period.

Comparison of six months ended September 30, 2014 and 2013

The following table summarizes our results of operations for the six months ended September 30, 2014 and 2013:

	Six months ended September 30,
	2014		2013
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$34,903,297	100.0%	$32,191,940	100.0%
Gross profit	$5,275,876	15.1%	$6,549,572	20.3%
Selling expenses	$3,702,357	10.6%	$4,659,973	14.5%
General and administrative expenses	$1,827,376	5.2%	$3,132,799	9.7%
(Loss) from operations	$(253,857)	(0.7)%	$(1,243,200)	(3.9)%
Other (expense), net	$(168,528)	(0.5)%	$(90,332)	(0.3)%
Change in fair value of purchase option derivative liability	$76,357	0.2%	$8,384	(0.1)%
Income tax expense	$38,821	0.1%	$79,109	0.2%
Net loss attributable to controlling interest	$(384,849)	(1.1)%	$(1,333,578)	(4.1)%
Net loss attributable to noncontrolling interest	$(1,919)	(0.0)%	$(507)	(0.0)%

Revenue

 Due to the expansion of our retail business, revenue increased by $2,711,357 or 8.4% for the six months ended September 30, 2014, as compared to the same period in the previous fiscal year, primarily due to an increase in our retail business, especially online pharmacy, offset by decline in our wholesale business.

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the six months ended September 30, 2014 and 2013:

	Six months ended September 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$23,001,797	65.9%	$19,100,271	59.3%	3,901,526	20.4%
Revenue from online sales	5,521,933	15.8%	2,865,061	0.9%	2,656,872	92.7%
Revenue from wholesale business	6,379,567	18.3%	10,226,608	31.8%	(3,847,041)	(37.6)%
Revenue from farming business	—	—%	—	—%	—	—%
Total revenue	$34,903,297	100.0%	$32,191,940	100%	$2,711,357	8.4%

Retail sales, which accounted for approximately 81.7% of total revenue for the six months ended September 30, 2014, increased by $6,558,398, or 29.9%, to $28,523,730. Same-store sales increased by approximately $3,245,750, or 18.1%, while five new stores contributed approximately $434,564 in revenue in the six months ended September 30, 2014. The increase in same-store sales reflects the implementation of key drugstore operational strategies such as promoting sales through our doctors and clinics, stricter internal staff assessments that stimulate sales, increased adaptability to community demand, closer monitor to the operation of local stores in Hangzhou and modest economic improvements in China. We expect same-store sales will keep growing in the near future. Our online pharmacy sales increased by approximately $2,646,954, or 92.1% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. We have expanded cooperation with business-to-consumer online vendors, including Taobao, JD and Amazon, by posting our products on their online platforms, which direct customers back to our website. Such arrangements have exposed our online presence to a wider consumer base. In addition, we have spent considerable efforts identifying popular products that can drive sales, while we keep close watch on cost. Online shopping is also experiencing explosive expansion in China. As a result, we have seen steady growth in online sales. On the other hand, we ceased operation of all five stores in Shanghai in February 2014 due to their continuous loss. All Shanghai subsidiaries have canceled their SAIC registration. Although these stores were underperforming, they nevertheless contributed approximately $369,430 in revenue prior to their closures in the three months ended September 30, 2013. Our store count kept 51 as of September 30, 2014 and 2013, as a net effect of closing five stores in Shanghai and opening five stores in Hangzhou. Among the five new stores, two were opened in January 2014, one was opened in May 2014 and the remaining two were opened in the three months ended September 30, 2014.

Wholesale revenue decreased by $3,847,041 or 37.6% primarily as a result of discontinuing aggressive volume-driven sales strategy and slow progress made by new management team in marketing profitable products since August 2013 as mentioned above. Until the new sales and management team develops and establishes a new customer base, we do not expect our wholesale business to expand in the immediate future.

Gross Profit

Gross profit decreased by $1,273,696 or 19.4% period over period primarily as a result of the contraction in wholesale business.  At the same time, gross margin decreased from 20.3% to 15.1% due to lower retail profit margins.  The average gross margins for each of our three business segments are as follows:

	Six months ended September 30,
	2014	2013
Average gross margin for retail drugstores	17.4%	25.1%
Average gross margin for online sales	16.1%	17.5%
Average gross margin for wholesale business	5.7%	12.3%
Average gross margin for farming business	N/A	N/A

Retail gross margin decreased primarily due to lower sale prices caused by strong market competition and the implementation of government subsidies to all drugs sold at public hospitals in Zhejiang Province. The CFDA continue to add more drugs into its drug retail price controls list. Although most of our drug prices are below the price limit, we adjust our prices from time to time to be competitive in the market. Furthermore, since April 2014, local public hospitals in Zhejiang Province are required to sell all drugs at cost. In turn, local governments reimburse these hospitals with subsidies. Confronted with low or no profit margin sales and government subsidies, we have to maintain low profit margins in order to attract customers.

Online pharmacy sales gross margins are usually lower than gross margins of drugs sold at physical drugstores and vary from time to time depending on the products we carry. In order to keep competitive and drive fast sales growth, we may lower our sales prices in long run.

Wholesale gross margin decreased primarily due to competitive prices offered by the new wholesale management team in order to retain and develop customers. We have been transitioning in a new sales and management team for Jiuxin Medicine since the third quarter of fiscal 2014. However, the departure of the old salespersons took away certain business. In order to make up the lost business and actively explore the new customers, the new team decided to keep low prices for the majority of our products. As a result, our gross margin became relatively low in the six months ended September 30, 2014.

During the six months ended September 30, 2014, we continued to plant and grow Ginkgo trees based on our best estimate as to future market demands. Due to the prolonged life cycle, we were unable to harvest those herbs in the six months ended September 30, 2014. We expect to continue planting Ginkgo trees and other herbs in the near future based on our best estimation of the market. We plan to harvest and sell Ginkgo trees based on our best estimation of the market but do not expect within a year. Revenue from the herbs will be generated when they are harvested.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $957,616 or 20.5% period over period.  The difference in absolute dollars is primarily attributable to approximately $1.3 million membership rewards to commemorate Jiuzhou Pharmacy’s ten-year anniversary in August and September 2013, which were distributed during the three months ended September 30, 2013 and therefore increased the expenses during the same period last year. Excluding the membership rewards, our selling and marketing expenses increased by approximately $0.35 million or 7.6%, which is mainly due to rental increases and higher labor cost. Such expenses as a percentage of our revenue decreased to 10.6%, from 14.5% for the same period a year ago as a result of significantly lower wholesale revenue.  We expect future sales and marketing expenses to not deviate significantly from its current levels.

General and Administrative Expenses

General and administrative expenses decreased by $1,305,423 or 41.7% period over period.  Such expenses as a percentage of revenue decreased to 5.2% from 9.7% for the same period a year ago.  The decrease in absolute dollars is primarily attributable to a decrease of $1,647,605 in allowance for accounts receivable and advance to suppliers in the six months ended September 30, 2014, as compared to $489,071 in the six months ended September 30, 2013. Excluding such allowance effects, general and administrative expense decreased by $146,889 or 4.7%. We expect future general and administrative expenses to remain at its current levels.

Loss from Operations

As a result of lower operational expense, we had loss from operations of $253,857, as compared to loss from operations of $1,243,200 a year ago.  Our operating margin for the three months ended September 30, 2014 and 2013 was (0.7)% and (3.9)%, respectively.

Income Taxes

Our income tax expense decreased by $40,288 period over period due to decline in Jiuzhou Pharmacy’s profit.

Net Loss

As a result of the foregoing, net loss decreased by $950,648 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$4,533,477	$166,569	$2,054,931	$-	$6,754,977
4- 6 months	158,839	-	481,952	-	640,791
7- 9 months	58,778	-	145,512	-	204,290
10 - 12 months	111	-	329,822	-	329,933
Over one year	267,665	-	2,107,815	630,448	3,005,928
Allowance for doubtful accounts	(633,138)	-	(2,939,116)	(630,448)	(4,202,702)
Total accounts receivable	$4,385,732	$166,569	$2,180,916	$-	$6,733,217

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  In the six months ended September 30, 2014, we wrote off an approximately $129,494 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as drug distributors. In the six months ended September 30, 2014, we reversed bad debt provision for $932,628. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. In addition, the new management team came on board and started implemented a stricter credit policy in August 2013. Furthermore, the new management team expensed significant efforts in clearing outstanding balances with certain customers and suppliers. During the six months ended September 30, 2014, we were able to continually collect certain aged accounts. As a result, we reversed approximately $1,068,630 in allowance.

Subsequent to September 30, 2014 and through October 30, 2014, we collected approximately $3.4 million in receivables relating to our drugstore business, $0.5 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$-	$-	$1,893,884	$-	$1,893,884
4- 6 months	-	-	979,154	-	979,154
7- 9 months	-	-	1,166,950	-	1,166,950
10 - 12 months	-	-	319,542	-	319,542
Over one year	-	-	3,605,947	-	3,605,947
Allowance for doubtful accounts	-	-	(5,883,314)	-	(5,883,314)
Total advances to suppliers	$-	$-	$2,082,163	$-	$2,082,163

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only purchases certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of September 30, 2014.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as drug manufacturers and other distributors.  We typically receive products from vendors within three to six months after making prepayments.  We continuously monitor delivery from and payments to our vendors and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal recourse.  If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off.  To facilitate its initial expansion, Jiuxin Medicine made significant prepayments to certain vendors.  Lack of timely supplier account reconciliation caused by several accounting staff rotations delayed the monitoring of such accounts.  To accommodate potential loss in advances to suppliers, we made reserve for amounts considered to be uncollectible. As previously discussed, Jiuxin Medicine transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and since then we have tightened our customer credit policy and strengthened monitoring of uncollected receivables. During the six months ended September 30, 2014, we were able to continually collect and sold goods from certain suppliers which we made advances in the past. As a result, we reversed approximately $709,631 in allowance. In addition, the new management team came on board and started implemented a stricter credit policy in August 2013. As a result, we do not expect a significant increase in bad debts going forward.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	Six months ended September 30
	2014	2013
Net cash provided by operating activities	$1,801,793	$2,579,557
Net cash used in investing activities	$(258,582)	$(1,543,586)
Net cash provided by financing activities	$1,281,070	$492,230

For the six months ended September 30, 2014, cash provided by operating activities amounted to $1,801,793, as compared to $2,579,557 a year ago.  The change is primarily attributable to a decrease in cash used in inventory of $1,860,089, a decrease in cash used in customer deposit of $3,334,730, offset by increase in cash used in decrease of accounts payable of $5,880,466, and advances to suppliers of $1,909,915.

For the six months ended September 30, 2014, net cash used in investing activities amounted to $258,582, as compared to $1,543,586 a year ago. The change is attributable to the deposit made in the six months ended September 30, 2013.

For the six months ended September 30, 2014, net cash provided by financing activities amounted to $1,281,070, as compared to $492,230 in net cash used in financing activities a year ago.

As of September 30, 2014, we had cash of approximately $7,352,723.  Our total current assets as of September 30, 2014, were $32,406,182 and total current liabilities were $34,158,107, which resulted in a negative net working capital of $1,751,925.

Our ability to continue as a going concern depends upon aligning our sources of funding (debt and equity) with our expenditure requirements and repayment of the short-term debts as and when they become due (See Note 2 – liquidity).

The drug retail business is a highly competitive industry in PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. The Company closed unprofitable stores including those in Shanghai in fiscal 2013 and 2014. The Shanghai stores alone contributed a loss of $1.3 million in fiscal 2014. The remaining drugstores have historically been profitable and are not expected to require additional financing.

As reflected in our consolidated financial statements, we had a net loss of $384,849 for the six months ended September 30, 2014. We have taken measures to address some of these challenges, such as accelerating cash or goods collections from suppliers against advances, and attracting talent to improve and enhance our traditional retail pharmacy plus in-store clinic business. We are looking to open additional in-store clinics to attract customer traffic. Moreover, the Company is actively developing its high profit margin product line of Chinese Medicine and high-grade nutritional supplements such as Ginseng under its own trademark of Shouantang. We have collected certain aged accounts from our suppliers and customers and will continue to pursue the collection of certain older accounts receivables. Additionally, we will sublease our healthcare center under Jiuyingtang to cut loss in the near future. By doing so, we hope to utilize the value of leasehold improvement we invested in Jiuyingtang fiscal 2013. We have also adjusted our wholesale strategy to focus on profitability and timely collection of credit sales rather than immediate sales volume growth, even though we anticipate that this will lower our wholesale revenue in the near term. A new management and sales team, whose members have been involved with wholesale pharmaceutical distribution for over twenty years, has been transitioning into the Company’s wholesale business in the third quarter of fiscal 2014. The new team is actively seeking out potential customers, such as local hospitals, which have higher profit margins for sales than sales to other wholesale customers. Additionally, the new team has established an OTC Drug department looking to supply other smaller retails drugstores which, if successful, can increase our sales. The Company plans to fund current operations by continuing to focus on profitability for its wholesale operations and focus on strengthening and expanding its core business model of integrated pharmacy and clinic, which has proven to be a key profit driver.

As of September 30, 2014, our current liabilities exceed current assets by $1.75 million. In assessing its liquidity, management monitors and analyzes the Company’s cash balance, its ability to renew bank facilities, and its operating and capital expenditure commitments. Its principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of the latest applicable date of this report, the Company has obtained the following financial supports, which are listed below:

Line of bank credit

Banks	Amount of Line of Credit as of September 30, 2014 (in millions)	Unused Amount of Line of Credit as of September 30, 2014 (in millions)	Expiration Date
Hangzhou United Bank	$1.38	$-	November 7, 2014
Hangzhou United Bank	0.81	0.01	April 2, 2014
Hangzhou United Bank	1.17	-	October 23, 2014
Industrial and Commercial Bank of China	1.95	1.95	July, 16, 2015
Bank of Hangzhou	1.82	1.82	June 12, 2015
Bank of Hangzhou	2.86	0.44	June 12, 2015
Total	$9.99	$4.22

Our principal sources of liquidity consist of existing cash, bank facilities from local banks as well as personal loans from our principal shareholders if necessary. We have three credit line agreements from three local banks as displayed in detail in Note 12. The three credit lines from HUB, ICBC, and BOH allow us to borrow up to $9.99 million in sum. By putting up the restricted cash of $5.44 million deposited in the bank, the credit line is raised up to $15.43 million in total. As of September 30, 2014, we have approximately $11.21 million bank notes payable, approximately $4.22 million bank credit line has not been used and is still available for further borrowing. Any borrowing therefrom is guaranteed by a third-party guarantor company, and secured by our assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders.

We have taken measures to reduce its losses and generate positive cash flow by accelerating cash or goods collections from suppliers against advances, and attracting talent to improve and enhance traditional retail pharmacy plus in-store clinic business. In its retail sector, we have closed five unprofitable pharmacies in Shanghai last year and are looking to open additional in-store clinics to attract customer traffic. The remaining stores are considered profitable and are currently generating positive cash flow. We plan to implement O2O (Online to Offline) business model that allows drugstores to deliver goods to online customers in neighborhood communities. Through O2O model, customers can make orders online and our drugstores will deliver ordered products to them within a few hours. As O2O business model cuts the in-store shelf space need for products exhibition, we expect the model can eventually save rental cost in the future. We are actively negotiating with several large suppliers including Pfizer to obtain more purchase discounts and financial support. Moreover, we are actively developing its high profit margin product line of Chinese Medicine and high-grade nutritional supplements such as Ginseng under its own trademark of Shouantang. As healthcare products have become more popular in China, we anticipate a reasonable positive gross margin driving profitability. The drug wholesale industry is usually marked with low profit margin. However, as we are strengthening its customer and supplier credit policy and ceased extremely low profit margin transactions that cannot cover related overhead, we do not expect a significant loss in the future.  Additionally, we will sublease our healthcare center under Jiuyingtang to cut loss.

The retail drugstores have been projected to slightly increase as compared to the prior year with lower profit margins. The online pharmacy sales are expected to grow significantly with similar profit margin. The wholesale business is not expected to contribute a significant gross margin to support overhead for the remaining of fiscal 2015, and sales have been projected to be approximately the same as the prior year. The farming business is not expected to have any sales and may incur limited operating costs.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending September 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2015	$3,906,015	$108,059	$176,379	$-	$4,190,453
2016	2,039,822	121,764	176,695	-	2,338,281
2017	1,410,708	139,159	150,756	-	1,700,623
2018	1,228,290	139,159	150,756	-	1,518,205
2019	745,191	139,159	150,756	-	1,035,106
Thereafter	359,140	208,739	113,067	-	680,946

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	September 30, 2014	March 31, 2014	September 30, 2013
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1625	USD1: RMB 0.1623	USD1: RMB 0.1630

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1623	USD1: RMB 0.1626	USD1: RMB 0.1618

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weaknesses in internal control over financial reporting as following:

·	the significance of the audit adjustments’ impact on the overall financial statements; and
·	how adequately we complied with U.S. GAAP on transactions.

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

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On October 9, 2014, the Company, through Jiuzhou Pharmacy, a pharmacy that the Company controls through contractual arrangements, entered into an acquisition agreement with two individual owners of Sanhao Grand Pharmacy Chain Co., Ltd.(“Sanhao Pharmacy”), a local drugstore chain located in Hangzhou, for a total purchase price of $1.56 million (RMB9.6 million), 20% of which was paid within three business days upon the entry into the agreement; 40% shall be paid upon the completion of the registration of the new business license of Sanhao Pharmacy by the local State Administration of Industrial and Commerce, and the balance shall be paid within one year from the entry into the agreement. The Company intends to fund its acquisition through its improved cash flow generated by rising sales from its retail business as well as bank financing.

Sanhao Pharmacy presently has eleven stores where customers can use insurance cards issued by Hangzhou government for purchases in eight of those stores. The Company expects to further expand its market shares in Hangzhou City through Sanhao’s existing insurance-applicable stores. As of the date of the report, the registered shareholder of Sanhao Pharmacy has been listed under Jiuzhou Pharmacy.

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Acquisition Agreement between Jiuzhou Pharmacy and Sanhao Pharmacy dated October 9, 2014 *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
101.INS	XBRL Instance Document* **
101.SCH	XBRL Taxonomy Extension Schema Document* **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: November 12, 2014	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: November 12, 2014	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer

