Form 10-Q
period 2014-12-31
CHINA JO-JO DRUGSTORES, INC.
filed 2015-02-17
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

As of February 9, 2015, the registrant had 15,385,504 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2014

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months ended December 31, 2014 and 2013	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended December 31, 2014 and 2013	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signatures		38

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2014	2014

ASSETS

CURRENT ASSETS
Cash	$1,734,392	$4,445,276
Restricted cash	9,989,227	3,114,543
Notes receivable	108,329	-
Trade accounts receivable, net	7,111,594	6,734,536
Inventories	9,777,878	7,047,397
Other receivables, net	988,640	149,546
Advances to suppliers, net	3,666,492	4,577,194
Other current assets	1,614,095	1,663,102
Total current assets	34,990,647	27,731,594

PROPERTY AND EQUIPMENT, net	9,378,160	9,412,688

OTHER ASSETS
Farmland assets	1,376,806	1,371,735
Long term deposits, landlord	2,576,118	2,786,437
Other noncurrent assets	2,767,155	3,036,930
Intangible assets, net	3,140,358	1,569,443
Total other assets	9,860,437	8,764,545

Total assets	$54,229,244	$45,908,827

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loan payable	$32,580	$162,300
Accounts payable, trade	13,366,998	14,554,726
Notes payable	14,939,135	7,820,718
Other payables	2,862,395	1,282,211
Other payables - related parties	1,972,931	2,384,294
Loan from third parties	215,843	294,042
Customer deposits	3,693,298	3,185,885
Taxes payable	450,340	373,501
Accrued liabilities	678,751	1,208,242
Total current liabilities	38,212,271	31,265,919

Purchase option and warrant liability	329,990	278,916
Total liabilities	38,542,261	31,544,835

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of December 31, 2014 and March 31, 2014	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 15,385,504 and 14,416,022 shares issued and outstanding as of December 31, 2014 and March 31, 2014	15,386	14,416
Additional paid-in capital	18,824,368	17,355,555
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(8,517,159)	(8,260,767)
Accumulated other comprehensive income	4,016,336	3,905,136
Total stockholders' equity	15,648,040	14,323,449

Noncontrolling interests	38,943	40,543
Total equity	15,686,983	14,363,992

Total liabilities and stockholders' equity	$54,229,244	$45,908,827

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended December 31,		For the nine months ended December 31,
	2014	2013	2014	2013
REVENUES, NET	$21,320,039	$17,833,072	$56,223,336	$50,025,012

COST OF GOODS SOLD	18,138,006	17,653,988	47,765,427	43,296,356

GROSS PROFIT	3,182,033	179,084	8,457,909	6,728,656

SELLING EXPENSES	2,184,184	5,338,404	5,886,541	9,998,377
GENERAL AND ADMINISTRATIVE EXPENSES	622,113	3,700,466	2,449,489	6,833,265
TOTAL OPERATING EXPENSES	2,806,297	9,038,870	8,336,030	16,831,642

INCOME (LOSS) FROM OPERATIONS	375,736	(8,859,786)	121,879	(10,102,986)

OTHER INCOME (LOSS), NET	(106,773)	130,426	(275,301)	127,034
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	(127,431)	(41,944)	(51,074)	(50,328)

INCOME (LOSS) BEFORE INCOME TAXES	141,532	(8,771,304)	(204,496)	(10,026,280)

PROVISION FOR INCOME TAXES	14,007	(35,887)	52,828	43,222

NET INCOME (LOSS)	127,525	(8,735,417)	(257,324)	(10,069,502)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(987)	187	932	694

NET INCOME (LOSS) ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	126,538	(8,735,230)	(256,392)	(10,068,808)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	52,740	259,814	111,200	1,019,605

COMPREHENSIVE INCOME (LOSS)	$179,278	$(8,475,416)	$(145,192)	$(9,049,203)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	15,199,092	13,959,003	14,867,218	13,730,742
Diluted	15,596,554	13,959,003	14,867,218	13,730,742

LOSS PER SHARES:
Basic	$0.01	$(0.64)	$(0.02)	$(0.73)
Diluted	$0.01	$(0.64)	$(0.02)	$(0.73)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(257,324)	$(10,069,502)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,240,323	1,646,066
Stock compensation	527,357	477,284
Bad debt recovery	(3,126,039)	(692,883)
Inventory reserve	277,603	-
Change in fair value of purchase option and warrant liability	51,074	86,379
Change in operating assets:
Accounts receivable, trade	1,566,629	2,278,341
Notes receivable	(108,096)	-
Inventories	(2,976,220)	(9,330,835)
Other receivables	(619,695)	(259,339)
Advances to suppliers	1,916,591	10,706,963
Other current assets	55,012	(1,009,632)
Long term deposit	220,146	-
Other noncurrent assets	280,399	133,648
Change in operating liabilities:
Accounts payable, trade	(1,236,808)	5,099,673
Other payables and accrued liabilities	390,535	1,074,755
Customer deposits	494,570	(909,992)
Taxes payable	75,296	82,942
Net cash used in operating activities	(1,228,647)	(686,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(898,522)	(457,609)
Increase in long-term deposits for land use right	-	(1,355,290)
Acquisition of business, net	(936,288)	-
Additions to leasehold improvements	(189,143)	(25,112)
Payments on construction-in-progress	(96,636)	-
Net cash used in investing activities	(2,120,589)	(1,838,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	32,510	162,280
Repayment of short-term bank loan	(162,550)	-
Repayment of third parties loan	(79,116)	-
Change in restricted cash	(6,848,423)	(999,814)
Repayments of notes payable	(14,132,390)	659,246
Issuance of notes payable	21,206,663	-
Change in other payables-related parties	529,115	909,954
Net cash provided by financing activities	545,809	731,666

EFFECT OF EXCHANGE RATE ON CASH	92,543	375,042

DECREASE IN CASH	(2,710,884)	(1,417,435)

CASH, beginning of period	4,445,276	4,524,094

CASH, end of period	$1,734,392	$3,106,659

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,621	$-
Cash paid for income taxes	$59,755	$9,529
Issuance of common stock in settlement of debts	$941,613	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company is a retail and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. One drugstore previously operated by Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”) which closed as of March 31, 2013; however, as of December 31, 2014, Hangzhou Quannuo has not been dissolved although it had no operation. Hangzhou Quannuo is the wholly-owned subsidiary of Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which is wholly-owned by Shouantang Technology.

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

On October 9, 2014, the Company, through Jiuzhou Pharmacy, acquired Sanhao Grand Pharmacy Chain Co., Ltd. (“Sanhao Pharmacy”), a local drugstore chain located in Hangzhou, for $1.56 million (RMB9.6 million).

On October 11, 2014, the Company, through Shouantang Technology, formed Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”) by contributing $0.16 million (RMB1 million) as its register capital. Shouantang Technology is formed to sell nutritional supplements under its own brand name, Shouantang.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $4.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation ● Registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out herb farming business	100%

Quannuo Technology	● Established in the PRC on July 7, 2009 ● Registered capital of RMB 10 million fully paid ● Acquired by Shouantang Technology in November 2010 ● Operates the Company’s online pharmacy website and provide software and technical support	100%

Hangzhou Quannuo	● Established in the PRC on July 8, 2010 by Quannuo Technology ● Registered capital of RMB 800,000 fully paid ● Currently has no operation and has closed and dissoluted	100%

Entity Name	Background	Ownership
Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation ● Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Shouantang Health	● Established in the PRC on December 18, 2013 by Jiuzhou Service ● Registered capital of RMB 500,000 fully paid ● 51% held by Jiuzhou Service ● Currently has no operations	VIE by contractual arrangements as a controlled entity of Jiuzhou Service (2)

Sanhao Pharmacy	● Established in the PRC on March 3, 2012 ●Acquired by Jiuzhou Pharmacy on October 9, 2014 ● 100% held by Jiuzhou Pharmacy ● Currently has no operations	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Shouantang Bio	● Established in the PRC in October, 2014 by Shouantang Technology ● 100% held by Shouantang Technology ● Sells nutritional supplements with its own brand name	100%

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of Renovation (the “Owner”) since their respective establishment dates, pursuant to agreements amongst the Owner to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. Operationally, the Owner has operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owner as a subsidiary of Jiuzhou Pharmacy, as is Shouantang Health as a subsidiary of Jiuzhou Service.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as the two subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as Shouantang Health, the subsidiaries and entity under the control of Jiuzhou Service, are consolidated into the financial statements of the Company.

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

The drug retail business is a highly competitive industry in PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. The Company closed unprofitable stores, including those in Shanghai in fiscal 2013 and 2014. The remaining existing drugstores have historically been profitable and are not expected to require additional financing. In addition, the Company has relocated and remodeled eight stores acquired from Sanhao Pharmacy to new commercial area. With the licenses to accept government medical insurance payment, the eight new stores that have made good debut sales in their openings in January 2014 and are expected to generate positive cash flow in the near future.

The Company’s principal sources of liquidity consist of existing cash, bank facilities from local banks as well as personal loans from its principal shareholders if necessary. The Company has three credit line agreements from three local banks as displayed in detail in Note 13. The three credit lines from Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”) and Industrial and Commercial Bank of China (“ICBC”) allow the Company to borrow up to $3.6 million in sum. Any borrowing therefrom is guaranteed by a third-party guarantor company, and secured by the Company’s assets pursuant to a collateral agreement, as well as personal guarantees of some of its principal shareholders.

The Company has taken measures to reduce its losses and generate positive cash flow by accelerating cash or goods collections from suppliers against advances, and attracting talent to improve and enhance traditional retail pharmacy plus in-store clinic business. In its retail sector, the Company has closed unprofitable pharmacies last fiscal year and is looking to open additional in-store clinics to attract customer traffic. The remaining stores are considered profitable and are currently generating positive cash flow. The drug wholesale industry is usually marked with low profit margin. However, as the Company is strengthening its customer and supplier credit policy and ceased extremely low profit margin transactions that cannot cover related overhead, it does not expect a significant loss in the future.  The Company has gradually settled and collected certain aged accounts during the nine months ended December 31, 2014. The wholesale business is not expected to contribute a significant gross margin for the remaining of fiscal 2015, and sales have not been projected to increase in the future unless we are able to gain sales access to large local hospitals. Farming business is not expected to have any sales and may incur limited operating costs. Retail drugstores have been projected to increase as compared to the prior year with lower profit margins. During the nine months ended December 31, 2014, the drugstore sales have increased by 20.1% over the same period of last year. The rising sales contributed to our positive operating cash flow from operation. During the nine months ended December 31, 2014, the online pharmacy sales have increased by 100.3% over the same period of last year. As of December 31, 2014, approximately $3.63 million bank credit line has not been used and is still available for further borrowing. Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations in the next twelve months.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 27, 2014. Operating results for the three and nine months ended December 31, 2014 may not be necessarily indicative of the results that may be expected for the full year.

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

The estimated useful lives of the Company’s intangible assets are as follows:

Estimated Useful Life
Land use right	50 years
Software	3 years
Licenses	Indefinite

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired.

Goodwill

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if there are indications of impairment. The Company has elected to early adopt the provisions of Accounting Standards Update ("ASU") 2011-08. Testing Goodwill for Impairment. Under this ASU, The Company may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill test. Calculating the fair value of the reporting units requires significant estimates and assumption by management. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any. After evaluating all qualitative factors, the Company has determined that the fair value of the indefinite lived intangible assets, including goodwill, is more than its carrying amount, and therefore no impairment was recorded.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended December 31, 2014 and 2013.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $158,686 and $3,542,412 for three months ended December 31, 2014 and 2013, respectively, and $289,925 and $3,598,945 for the nine months ended December 31, 2014 and 2013, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

Operating leases

The Company leases premises for retail drugstores, offices and wholesale warehouse under non-cancelable operating leases. Operating lease payments are expensed over the term of lease. A majority of the Company’s retail drugstore leases have a 3 to 7 year term with a renewal option upon the expiration of the lease; the wholesale warehouse lease has a 10-year term with a renewal option upon the expiration of the lease. The Company has historically been able to renew a majority of its drugstores leases. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. In addition, land leased from the government is amortized on a straight-line basis over a 30-year term.

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

The balance sheet amounts, with the exception of equity, at December 31, 2014 and March 31, 2014 were translated at 1 RMB to $0.1629 USD and at 1 RMB to $0.1623 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the nine months ended December 31, 2014 and 2013 were at 1 RMB to $0.1626 USD and at 1 RMB to $0.1623 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of December 31, 2014 and March 31, 2014, the Company had deposits totaling $11,272,978 and $7,204,626 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended December 31, 2014, the two largest vendors accounted for 33% of the Company’s total purchases and one vendor accounted for 21% of total advances to suppliers. For the three months ended December 31, 2013, three vendors accounted for 33% of the Company’s total purchases and no vendor accounted for more than 10% of total advances to suppliers.

For the nine months ended December 31, 2014, the two largest vendors accounted for 30% of the Company’s total purchases and one vendor accounted for 21% of total advances to suppliers. For the nine months ended December 31, 2013, one vendor accounted for approximately 13%of the Company’s total purchases and another vendor accounted for more than 18% of total advances to suppliers.

For the three months ended December 31, 2014, no customer accounted for more than 10% of the Company’s total sales or accounts receivable. For the three months ended December 31, 2013, no customer accounted for more than 10% of the Company’s total sales and no customer accounted for more than 10% of total accounts receivable.

For the nine months ended December 31, 2014, no customer accounted for more than 10% of the Company’s total sales or accounts receivable. For the nine months ended December 31, 2013, no customer accounted for more than 10% of the Company’s total sales, and no customer accounted for more than 10% of total accounts receivable.

Noncontrolling interest

As of December 31, 2014, Yi Wang, an individual, owned 49% of the equity interests of Shouantang Health, which was not under the Company’s control.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on the Company's consolidated financial statement.

Note 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	December 31, 2014	March 31, 2014
Accounts receivable	$10,089,999	$11,869,866
Less: allowance for doubtful accounts	(2,978,405)	(5,135,330)
Trade accounts receivable, net	$7,111,594	$6,734,536

For the three months ended December 31, 2014 and 2013, $64,087 and $100,847 in accounts receivable were directly written off respectively. For the nine months ended December 31, 2014 and 2013, $193,581 and $448,243 in accounts receivable were written off to expense.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31, 2014	March 31, 2014
Prepaid rental expenses	$1,126,770	$1,165,633
Lease rights transfer fees (1)	-	11,939
Prepaids and other current assets	487,325	485,530
Total	$1,614,095	$1,663,102

(1)	Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. These additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2014	March 31, 2014
Building	$1,746,625	$1,139,412
Leasehold improvements	12,136,854	11,849,753
Farmland improvements	1,041,046	1,037,212
Office equipment and furniture	5,700,493	5,535,667
Motor vehicles	644,238	579,834
Total	21,269,256	20,141,878
Construction-in-Progress	96,844	-
Less: Accumulated depreciation	(11,987,940)	(10,729,190)
Property and equipment, net	$9,378,160	$9,412,688

Total depreciation expense for property and equipment was $427,986 and $461,196 for the three months ended December 31, 2014 and 2013, respectively, and $1,258,750 and $1,522,951 for the nine months ended December 31, 2014 and 2013, respectively.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis. This amount is refundable and bears no interest.  As of December 31, 2014 and March 31, 2014, advance to suppliers consist of the following:

	December 31, 2014	March 31, 2014
Advance to suppliers	$9,283,317	$11,162,767
Less: allowance for doubtful accounts	(5,616,825)	(6,585,573)
Advance to suppliers, net	$3,666,492	$4,577,194

For the three months ended December 31, 2014 and 2013, none of advances to suppliers were written off against the allowance for doubtful accounts, respectively. For the nine months ended December 31, 2014 and 2013, $0 and $452,246 of advances to suppliers were written off against the allowance for doubtful accounts, respectively.

Note 8 – INVENTORY

Inventory consisted of the following:

	December 31,	March 31,
	2014	2014
Finished goods	$10,833,648	$7,822,102
Less: reserve for inventory	(1,055,770)	(774,705)
Inventory, net	$9,777,878	$7,047,397

Note 9 – FARMLAND ASSETS

Farmland assets are gingko trees planted in 2012 and expected to be harvested and sold in two or three years. As of December 31 and March 31, 2014, farmland assets consist of the following:

	December 31,	March 31,
	2014	2014
Farmland assets	$2,200,477	$2,192,372
Less: impairments	(823,671)	(820,637)
Farmland assets, net	$1,376,806	$1,371,735

Note 10 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 11 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	December 31, 2014	March 31, 2014
Prepayment for lease of land use right – noncurrent, net (1)	$2,767,155	$2,878,687
Long term prepaid expense	-	158,243
Total	$2,767,155	$3,036,930

(1)	This is a payment made to a local government in connection with entering into a 30-year operating land lease agreement. The land is currently used to cultivate Ginkgo trees. This prepayment includes a deposit of $1,137,500, which will be refundable on the due date. Based on expected output from planted Gingko trees such as expected fruit production and tree market value, the fair value of the lease prepayment was lower than carrying cost. As a result, the Company recorded an impairment of $2,475,688 on the lease prepayment in fiscal 2014.

The amortization of the prepayment for the lease of land use right was approximately $16,827 and $40,840 for the three months ended December 31, 2014 and 2013, respectively. The amortization of the prepayment for the lease of land use right was approximately $50,344 and $121,725 for the nine months ended December 31, 2014 and 2013, respectively.

The Company’s amortization of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Periods ending December 31,	Amount
2015	$67,270
2016	67,270
2017	67,270
2018	67,270
2019	67,270
Thereafter	$1,290,503

Note 12– INTANGIBLE ASSETS

As of December 31, 2014, the intangible assets with indefinite life consisted of the following, which were generated through acquisition of Sanhao Pharmacy (see note 21- Business Combination). There is no intangible asset with indefinite life as of March 31, 2014.

	Preliminary Fair value	Currency translation adjustment	Net carrying value

Licenses (1)	$1,566,046	$(577)	$1,565,469
Goodwill on acquisition of Sanhao Pharmacy	23,560	(9)	23,551
	$1,589,606	$(586)	$1,589,020

(1)	This represents the preliminary fair value of licenses of insurance applicable drugstores acquired from Sanhao Pharmacy. The license allows patients to pay by the insurance card at stores and the stores can get reimbursed from the Human Resource and Social Security Department of Hangzhou City.

Other intangible assets consisted of the following at:

	December 31, 2014	March 31, 2014
Land use rights (2)	$1,588,528	$1,582,677
Software	475,841	474,088
Total other intangible assets	2,064,369	2,056,765
Less: accumulated amortization	(513,031)	(487,322)
Other intangible assets, net	$1,551,338	$1,569,443

Amortization expense of other intangibles amounted to $9,210 and $44,284 for the three months ended December 31, 2014 and 2013, respectively, and $25,710 and $123,115 for the nine months ended December 31, 2014 and 2013, respectively.

(2)	In July 2013, the Company purchased the land use right of a plot of farmland in Lin’An, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’An has not grown, the Company does not expect completion of the plant in the near future.

Note 13 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”) and Industrial and Commercial Bank of China (“ICBC”) that provided working capital in the form of the following bank acceptance notes at December 31 and March 31, 2014:

		Origination	Maturity	December 31,	March 31,
Beneficiary	Endorser	date	date	2014	2014
Jiuzhou Pharmacy(1)	ICBC	12/27/13	06/26/14	$-	$1,351,959
Jiuzhou Pharmacy(1)	ICBC	10/11/13	04/11/14	-	730,350
Jiuzhou Pharmacy(2)	HUB	10/08/13	04/08/14	-	486,900
Jiuzhou Pharmacy(2)	HUB	11/05/13	05/05/14	-	1,720,380
Jiuzhou Pharmacy(2)	HUB	12/26/13	06/26/14	-	117,960
Jiuzhou Pharmacy(2)	HUB	02/07/14	05/07/14	-	649,200
Jiuzhou Pharmacy(2)	HUB	02/07/14	08/07/14	-	985,161
Jiuzhou Pharmacy(2)	HUB	03/06/14	09/06/14	-	1,778,808
Jiuzhou Pharmacy(3)	HUB	08/04/14	02/04/15	1,482,390	-
Jiuzhou Pharmacy(3)	HUB	08/05/14	08/04/15	1,629,000	-
Jiuzhou Pharmacy(3)	HUB	09/03/14	03/03/15	1,808,190
Jiuzhou Pharmacy(3)	HUB	10/09/14	04/09/15	781,920
Jiuzhou Pharmacy(3)	HUB	10/09/14	04/09/15	1,184,283
Jiuzhou Pharmacy(3)	HUB	12/05/14	06/05/15	1,325,582
Jiuzhou Pharmacy(3)	HUB	12/26/14	06/26/15	1,596,420
Jiuzhou Pharmacy(4)	BOH	11/06/14	05/06/15	2,899,620
Jiuzhou Pharmacy(1)	ICBC	12/26/14	06/25/15	2,231,730	-
Total				$14,939,135	$7,820,718

(1)	As of March 31, 2014, the Company had a total of $2,082,309 (RMB12,830,000) in notes payable from ICBC. A third party, Hangzhou Small and Medium sized Guarantee CO., Ltd. signed loan guarantee agreements with the bank to guarantee these borrowings. In addition, the Company is required to hold 30% of amounts borrowed as restricted cash with ICBC as additional collateral against these bank notes. All the outstanding notes payable have been repaid upon maturity. As of December 31, 2014, the Company had $2,231,730 (RMB 13,700,000) note payable from ICBC, with restricted cash of $669,519 (RMB 4,110,000) held at bank.

(2)	As of March 31, 2014, the Company had $5,738,409 (RMB35,356,800) notes payable from HUB. The Company is required to hold restricted cash of $2,489,851 (RMB15,341,040) with HUB as collateral against these bank notes. All the outstanding notes payable have been repaid upon maturity.

(3)	As of December 31, 2014, the Company had $9,807,785 (RMB60,207,400) notes payable from HUB. The Company is required to hold restricted cash of $5,263,498 (RMB32,311,220) with HUB as collateral against these bank notes.

(4)	As of December 31, 2014, the Company had $2,899,620 (RMB17,800,000) notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 12). The Company is required to hold restricted cash of $1,449,810 (RMB8,900,000) with BOH as collateral against these bank notes.

As of December 31, 2014, the Company had a credit line of approximately $8.63 million (RMB 52.98 million) in the aggregate from HUB, BOH and ICBC. By putting up the restricted cash of $9.94 million deposited in the bank, the total credit line was increased to $18.57 million. As of December 31, 2014, we have approximately $14.94 million bank notes payable, and approximately $3.63 million bank credit line is still available for further borrowing. The bank notes are also secured by buildings owned by our major shareholders with a value of approximately $3,824,892 (RMB23,480,000) personally guaranteed by our major shareholders and guaranteed by Zhejiang JinQiao Guarantee Company.

Note 14 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three and nine months ended December 31, 2014 and 2013:

	For the three months		For the nine months
	ended December 31,		ended December 31,
	2014	2013	2014	2013
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Change in valuation allowance (1)	(15.1)	(25.0)	(55.3)	(25.0)
Non-deductible expenses-permanent difference (2)	0.0	0.4	4.5	(0.4)
Effective tax rate	9.9%	0.4%	(25.8)%	(0.4)%

(1)	It represents non-taxable expense reversal due to decrease in allowance for accounts receivables and advance to suppliers.

(2)	The 0% and 0.4% rate adjustments for the three months ended December 31, 2014 and 2013, and the 4.5% and (0.4)% rate adjustments for the nine months ended December 31, 2014 and 2013 represents expenses primarily included legal, accounting and other expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for three and nine months ended December 31, 2014 and 2013.  As of December 31, 2014, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $1,430,000 which may be available to reduce future years’ taxable income.  These carryforwards will expire, if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at December 31, 2014.  There was no net change in the valuation allowance for the three and nine months ended December 31, 2014 and 2013.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at December 31, 2014 and March 31, 2014 consisted of the following:

	December 31, 2014	March 31, 2014
VAT	$399,637	$344,329
Income tax	7,983	7,851
Others	42,720	21,321
Total taxes payable	$450,340	$373,501

Note 15– POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $234,401 and $236,397 in employment benefits and pension for the three months ended December 31, 2014 and 2013, respectively, and $634,672 and $558,344 in employment benefits and pension for the nine months ended December 31, 2014 and 2013, respectively.

Note 16– RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	December 31, 2014	March 31, 2014
Due to cofounders (1):	$578,951	$576,818
Due to a director and CEO (2):	1,393,980	1,807,476
Total	$1,972,931	$2,384,294

(1)	As of December 31, 2014 and March 31, 2014, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States. On July 2, 2014, the Company issued a total of 619,482 shares of common stock to Lei Liu, at $1.52 per share, the fair market value, or the closing stock price on Nasdaq on July 1, 2014, to offset the debts of $941,613 owed to Mr. Liu.

As of December 31, 2014 and March 31, 2014, notes payable totaling $2,922,002 and $5,738,409 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company has a lease with Mr. Lei Liu for a retail space which expires in September 2015 and had a lease for corporate office which has expired in December 2013. Since the Company has moved its headquarter to a new location in Hangzhou in January 2014, the corporate office lease with Mr. Liu was terminated. Rent expense amounted to $24,383 and $48,702 for the three months ended December 31, 2014 and 2013, respectively, and $73,075 and $97,062 for the nine months ended December 31, 2014 and 2013. None was paid to Mr. Liu for the three and nine months ended December 31, 2014 and 2013.

Note 17– PURCHASE OPTION DERIVATIVE LIABILITY

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value. The Company recognized a gain of $5,303 and $53,666 from the change in fair value of the option liability for the three and nine months ended December 31, 2014. The Company recognized a loss of $10,768 from the change in fair value of the option liability for the three months ended December 31, 2013, and a gain of $861 for the nine months ended December 31, 2013.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of December 31, 2014 using the following assumptions:

Underwriter Purchase Option
December 31, 2014 (1)

Stock price	$2.90
Exercise price	$6.25
Annual dividend yield	0%
Expected term (years)	0.30
Risk-free interest rate	0.04
Expected volatility	103.02%

(1)	As of December 31, 2014, the option to purchase 105,000 shares of common stock had not been exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of December 31, 2014 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings. As a result, the option liability is carried on the consolidated balance sheets at fair value.

Note 18 – WARRANTS

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

The warrant does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Model on the date that the warrant was originally issued and as of December 31, 2014 using the following assumptions:

Common Stock Warrants
December 31, 2014 (1)
Stock price	$2.90
Exercise price	$1.20
Annual dividend yield	0%
Expected term (years)	1.74
Risk-free interest rate	0.67%
Expected volatility	125.95%

(1)	As of December 31, 2014, the warrant had not been exercised.

On September 26, 2013, the issue date of the warrant, the Company classified its fair value as a liability of $33,606. The Company recognized a loss of $122,128 and $94,134 from the change in fair value of the warrant liability for the three and nine months ended December 31, 2014, respectively. The Company recognized a loss of $31,777 and $51,190 from the change in fair value of the warrant liability for the three and nine months ended December 31, 2013.

Note 19 – STOCKHOLDERS’ EQUITY

Stock-based compensation

On September 26, 2013, the Company agreed to grant a total of 350,000 shares of restricted common stock to a financial consulting firm for its financial advisory services. The term of the service agreement is one year. The trading value of the Company’s common stock on September 26, 2013 was $0.51. For the three and nine months ended December 31, 2014, $0 and $87,049 was recorded as a service compensation expense. For the three months and nine months ended December 31, 2013, $2,445 was recorded as service compensation expense.

On January 16, 2012, the Company granted a total of 297,000 shares of restricted common stock under the Plan to a group of 46 employees. These restricted shares will vest on January 16, 2015, provided that the employees are still employed by the Company on such date. $19,612 was charged to general and administrative expense and $6,636 was charged to selling expense for the three months ended December 31, 2014, and $ 58,623 and $ $10,268 for the nine months ended December 31, 2014, respectively. $19,612 and $7,226 were charged to general and administrative expense and selling expense, respectively, for the three months ended December 31, 2013, and $39,224 and $15,452 for the nine months ended December 31, 2013, respectively.

On November 18, 2014, the Company granted a total of 350,000 shares of restricted common stock to its directors and officers under the Plan.

The trading value of the Company’s common stock on November18, 2014 was $1.89. All such shares vested on February 18, 2015, and for the three months and nine months ended December 31, 2014, $661,500 was recorded as service compensation expense.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 directors, officers and employees. The exercise price of the stock option is $2.50. The option vests in three years on November 18, 2017, provided that the employees are still employed by the Company on such date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the three and nine months ended December 31, 2014, $58,449 was recorded as compensation expense.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and nine months ended December 31, 2014 and 2013, the Company did not make appropriations to the statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 20 – EARNINGS PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Net income (loss) attributable to controlling interest	$126,538	$(8,735,230)	$(256,392)	$(10,068,808)
Weighted average shares used in basic computation	15,199,092	13,959,003	14,867,218	13,730,742
Diluted effect of purchase options and warrants	221,310	-	-	-
Diluted effect of restricted shares	176,152	-	-	-
Weighted average shares used in diluted computation	15,596,554	13,959,003	14,867,218	13,730,742
Income (loss) per share – Basic:
Net income (loss) before noncontrolling interest	$0.01	$(0.64)	$(0.02)	$(0.73)
Add: Net income (loss) attributable to noncontrolling interest	$-	$-	$-	$-
Net income (loss) attributable to controlling interest	$0.01	$(0.64)	$(0.02)	$(0.73)
Earnings (loss) per share – Diluted:
Net income (loss) before noncontrolling interest	$0.01	$(0.64)	$(0.02)	$(0.73)
Add: Net income (loss) attributable to noncontrolling interest	$-	$-	$-	$-
Net income (loss) attributable to controlling interest	$0.01	$(0.64)	$(0.02)	$(0.73)

For the three and nine months ended December 31, 2014 and 2013, the 105,000 and 150,000 shares, underlying outstanding purchase options and a warrant, respectively, were excluded from the calculation of diluted loss per share as the options and the warrant were anti-dilutive.

Note 21 - BUSINESS COMBINATION

Sanhao Pharmacy

On October 9, 2014, Jiuzhou Pharmacy completed its acquisition of Sanhao Pharmacy. The Pharmacy is a local drugstore chain of eleven stores located in Hangzhou. Jiuzhou Pharmacy acquired all assets and assumed all liabilities of Sanhao Pharmacy. The consideration of the transaction included a cash payment of $1,564,416 (RMB 9,600,000), with the excess amount of cash payment over the fair value capitalized by the Company as goodwill of $ $23,551. Per the agreement, the Company is required to pay 20% in three business days after the Contract takes effect and to pay 40% after the registration of the change of ownership in the Administration for Industry and Commerce is completed. As of December 31, 2014, the Company had paid a total of 60%, or $938,650 (RMB 5,760,000). The remaining amount is expected to pay within next few months. In January 2015, eight stores of Sanhao Pharmacy were relocated to new locations (See Note 23 Subsequent Events).

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the date of acquisition:

Total purchase price	$1,564,416

Allocation of the purchase price to assets and liabilities at fair value:
Cash and cash equivalents	$31,930
Accounts receivable, net	5,597
Inventories	53,587
Advances on inventory purchases	473
Property, plant and equipment, net	541
Licenses	1,566,046
Total assets	1,658,174

Accounts payable	37,215
Tax receivable	(1,019)
Accrued liabilities and other liabilities, current	81,122
Total liabilities	117,318

Net assets acquired at fair value	$1,540,856

Goodwill	$23,560

Note 22 – SEGMENTS

The Company operates within four main reportable segments: retail drugstores, online pharmacy, drug wholesale and herb farming.  Online pharmacy sells OTC drugs, dietary supplements, medical devices and sundry items to customers through several third-party platforms such as Alibaba’s Tmall, JD.com and Amazon.com, and the Company’s own platform all over China. The retail drugstores segment sells prescription and over-the-counter (“OTC”) medicines, TCM, dietary supplements, medical devices, and sundry items to retail customers.   The drug wholesale segment includes supplying the Company’s own retail drugstores with prescription and OTC medicines, TCM, dietary supplement, medical devices and sundry items (which sales have been eliminated as intercompany transactions), and also selling them to other drug vendors and hospitals. The Company’s herb farming segment cultivates selected herbs for sales to other drug vendors. The Company is also involved in online sales and clinic services that do not meet the quantitative thresholds for reportable segments and are included in the retail drugstores segment.

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

The following table presents summarized information by segment of the continuing operation for the three months ended December 31, 2014:

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$13,286,909	$4,395,501	$3,637,629	$-	$21,320,039
Cost of goods	10,964,550	3,769,723	3,403,733	-	18,138,006
Gross profit	$2,322,359	$625,778	$233,896	$-	$3,182,033
Selling expenses	1,699,422	369,348	115,414	-	2,184,184
General and administrative expenses*	1,516,194	201,861	(1,184,567)	88,625	622,113
(Loss) income from operations	$(893,257)	$54,569	$1,303,049	$(88,625)	$375,736
Depreciation and amortization	$291,295	$518	$34,525	$81,415	$407,753
Total capital expenditures	$922,331	$2,862	$526	$-	$925,719

* include the accounts receivable and advance to suppliers allowance reversal of $1,490,787.

The following table presents summarized information of the continuing operations by segment for the three months ended December 31, 2013:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$11,122,297	$2,087,432	$4,623,343	$-	$17,833,072
Cost of goods	9,018,873	1,751,150	6,883,965	-	17,653,988
Gross profit	$2,103,424	$336,282	$(2,260,622)	$-	$179,084
Selling expenses	5,146,496	86,175	105,733	-	5,338,404
General and administrative expenses	1,736,862	125,940	1,796,785	40,879	3,700,466
Loss from operations	$(4,656,137)	$370	$(4,163,140)	$(40,879)	$(8,859,786)
Depreciation and amortization	$354,156	$17,135	$133,927	$262	$505,480
Total capital expenditures	$227,586	$-	$64,375	$-	$291,961

The following table presents summarized information of the continuing operation by segment for the nine months ended December 31, 2014:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$36,288,706	$9,917,434	$10,017,196	$-	$56,223,336
Cost of goods	29,946,958	8,400,439	9,418,030	-	47,765,427
Gross profit	$6,341,748	$1,516,995	$599,166	$-	$8,457,909
Selling expenses	5,164,919	370,014	351,608	-	5,886,541
General and administrative expenses*	4,192,386	501,421	(2,508,006)	263,688	2,449,489
(Loss) gain from operations	$(3,015,557)	$645,560	$2,755,564	$(263,688)	$121,879
Depreciation and amortization	$784,141	$4,056	$210,106	$242,020	$1,240,323
Total capital expenditures	$1,064,131	$6,375	$76,784	$-	$1,147,290

* include the accounts receivable and advance to suppliers allowance reversal of $3,125,674.

The following table presents summarized information of the continuing operation by segment for the nine months ended December 31, 2013:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$30,222,568	$4,952,493	$14,849,951	$-	$50,025,012
Cost of goods	23,327,091	4,115,147	15,854,118	-	43,296,356
Gross profit	$6,895,477	$837,346	$(1,004,167)	$-	$6,728,656
Selling expenses	8,479,008	2,014	1,517,355	-	9,998,377
General and administrative expenses	4,347,125	347,526	1,992,349	146,265	6,833,265
(Loss) gain from operations	$(5,722,447)	$279,597	$(4,513,871)	$(146,265)	$(10,102,986)
Depreciation and amortization	$1,221,994	$17,135	$406,152	$785	$1,646,066
Total capital expenditures	$1,730,792	$308	$81,799	$-	$1,812,899

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Prescription drugs	$5,489,897	$5,348,544	$14,867,900	$15,272,807
Over-the-counter drugs	5,451,117	3,885,467	13,685,649	10,623,206
Nutritional supplements	536,306	603,541	1,707,449	1,355,712
Traditional Chinese medicine	1,287,598	1,040,085	4,474,344	2,468,598
Sundry products	388,561	229,921	1,248,344	317,018
Medical devices	133,429	14,739	305,020	185,227
Total	$13,286,908	$11,122,297	$36,288,706	$30,222,568

The Company’s net revenue from external customers through online pharmacy by main products is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Prescription drugs	$-	$-	$-	$-
Over-the-counter drugs	1,422,863	1,331,997	2,942,461	2,609,434
Nutritional supplements	195,227	137,503	537,119	592,346
Traditional Chinese medicine	-	-	-	-
Sundry products	646,640	292,193	1,422,131	976,269
Medical devices	2,130,771	325,739	5,015,722	774,444
Total	$4,395,501	$2,087,432	$9,917,434	$4,952,493

The Company’s net revenue from external customers through wholesale by main products is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Prescription drugs	$2,184,711	$3,407,773	$6,446,695	$11,057,448
Over-the-counter drugs	1,389,880	76,942	3,338,309	952,286
Nutritional supplements	35,320	820	69,270	261,954
Traditional Chinese medicine	121	6	89,389	929
Sundry products	11,791	1,137,780	18,568	2,570,591
Medical devices	15,806	-	54,965	6,743
Total	$3,637,629	$4,623,343	$10,017,196	$14,849,951

Note 23 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending December 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming		Total Amount
2015	$3,736,545	$110,845	$182,908		$-	$4,030,298
2016	2,054,990	127,735	165,803		-	2,348,528
2017	1,659,717	139,348	150,960		-	1,950,025
2018	1,439,597	139,347	150,960		-	1,729,904
2019	726,108	139,347	150,960		-	1,016,415
Thereafter	317,420	174,185	75,480		-	567,085
Total	$9,934,377	$830,807	$877,071	$		$11,642,255

Total rent expense amounted to $1,287,473 and $936,991 for the three months ended December 31, 2014 and 2013, respectively, and $3,685,249 and $2,826,141 for the nine months ended December 31, 2014 and 2013, respectively.

Note 24 – SUBSEQUENT EVENTS

In January 2015, eight stores of Sanhao Pharmacy with the qualification of Social Health Insurance ("SHI"), have been relocated close to major resident areas with significant store improvements. These eight stores are now operating under the brand name “Jiuzhou Pharmacy”.

On January 8, 2015, Hangzhou Quannuo has terminated its business license with SAIC and officially closed its business. Hangzhou Quannuo had ceased its operation in fiscal 2014.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. We currently have 60 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the three months ended December 31, 2014, we opened 1 new pharmacy and acquired 8 pharmacies in Hangzhou.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM that we currently sell to a local vendor. Since May 2010, we have also been selling certain OTC drugs and nutritional supplements online.

Recent Developments

On October 9, 2014, the Company, through Jiuzhou Pharmacy, a pharmacy that the Company controls through contractual arrangements, entered into an acquisition agreement with two individual owners of Sanhao Grand Pharmacy Chain Co., Ltd.(“Sanhao Pharmacy”), a local drugstore chain located in Hangzhou, for a total purchase price of $1.56 million (RMB 9.6 million). Sanhao Pharmacy had eleven stores, and four of those drugstores have been qualified to take Social Health Insurance ("SHI"), China's national health insurance plan aimed to provide universal health insurance coverage to Chinese citizens. The other four pharmacies have passed all SHI tests and are expected to be qualified shortly. The SHI reimbursement has always been an important and steady source of revenue for drugstores chains in China. As the government is controlling its budget and tightening up its policy to admit new stores into its insurance system, we expect to further strengthen our market shares in Hangzhou by using Sanhao’s existing SHI-applicable stores licenses and its network. In January 2015, we relocated eight SHI-applicable stores, which are now operating under Jiuzhou Pharmacy brand. After the relocation, those stores are much closer to several major residential areas, thus greatly enhanced the Company’s store penetration in Hangzhou.

On October 10, 2014, the Company, through Shouantang Technology, formed Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”) by contributing $0.16 million (RMB1 million) as its register capital. Shouantang Technology is formed to sell nutritional supplements under its own brand name. Shouantang was named a time-honored trademark of Zhejiang Province by local government. By selling nutritional supplements such as Ginseng with our own trademark both online and offline, we expect to develop a series of quality products and offer attractive prices to customers while better managing our cost.

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

Results of Operations

Comparison of three months ended December 31, 2014 and 2013

The following table summarizes our results of operations for the three months ended December 31, 2014 and 2013:

	Three months ended December 31,
	2014		2013
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$21,320,039	100.0%	$17,833,072	100.0%
Gross profit	$3,182,033	14.9%	$179,084	1.0%
Selling expenses	$2,184,184	10.2%	$5,338,404	29.9%
General and administrative expenses	$622,113	2.9%	$3,700,466	20.8%
Income (loss) from operations	$375,736	1.8%	$(8,859,786)	(49.7)%
Other income (expense), net	$(106,773)	(0.5)%	$130,426	0.7%
Change in fair value of purchase option derivative liability	$(127,431)	(0.6)%	$(41,944)	(0.2)%
Income tax expense	$14,007	0.1%	$(35,887)	(0.2)%
Net income (loss) attributable to controlling interest	$126,538	0.6%	$(8,735,230)	(49)%
Net income (loss) attributable to noncontrolling interest	$(987)	(0.0)%	$187	(0.0)%

Revenue

Revenue increased by $3,486,967 or 19.6% for the three months ended December 31, 2014, as compared to the same period in the previous fiscal year, primarily due to an increase in our retail business and online pharmacy segments, offset by a decline in our wholesale business.

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the three months ended December 31, 2014 and 2013:

	Three months ended December 31,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$13,286,909	62.3%	$11,122,297	62.4%	$2,164,612	19.5%
Revenue from online sales	4,395,501	20.6%	2,087,432	11.7%	2,308,069	110.6%
Revenue from wholesale business	3,637,629	17.1%	4,623,343	25.9%	(985,714)	(21.3)%
Revenue from farming business	—	—%	—	—%	—	—%
Total revenue	$21,320,039	100.0%	$17,833,072	100.0%	$3,486,967	19.6%

Retail drugstores sales, which accounted for approximately 62.3% of total revenue for the three months ended December 31, 2014, increased by $2,164,612, or 19.5%, to $13,286,909. Same-store sales increased by approximately $2.4 million, or 24.3%, while our new stores contributed approximately $0.24 million in revenue in the three months ended December 31, 2014. The increase in same-store sales reflects the implementation of key drugstore operational strategies such as promoting sales through our doctors and clinics, stringent performance-based internal staff assessments that stimulate sales, increased adaptability to community demand, better operational management in our stores, and close cooperation with certain large vendors such as SANOFI. The reason that our overall increase in our total revenue is in a less percent comparing to our same-store sales was because all Shanghai subsidiaries had canceled their SAIC registration. Although these stores were underperforming, they nevertheless contributed approximately $0.22 million in revenue prior to their closures in the three months ended December 31, 2013. Our store count increased to 60 as of December 31, 2014, from 51 stores as of December 31, 2013, as a net effect of closing five stores in Shanghai, opening new stores in Hangzhou, and acquiring and relocating the Sanhao stores.

Our online pharmacy sales increased by approximately $2,308,069, or 110.6% for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. We have expanded our cooperation with business-to-consumer online vendors, including Taobao, JD.com and Amazon.com, by posting our products on their online platforms, which could direct customers to our website. Such arrangements have exposed our online presence to a wider consumer base. In addition, we have spent considerable efforts identifying popular products that can drive sales, while maintaining our attention on cost. We have signed a service agreement with Alipay (China) Internet Technology Ltd. ("Alipay") to launch an online payment service ("Alipay Service") for our customers. With over 300 million registered users and over 200 partnering financial institutions, Alipay is China's dominant third-party online payment provider which processes about 50% of China's e-commerce transactions, including mobile payments. Our cooperation with Alipay gives us a great opportunity to get access to Alipay's registered users who, like most Chinese consumers, are seeking more convenient pharmacy shopping experiences. Additionally, potential Chinese government’s authorization of online sales of prescription drugs in 2015 may increase online pharmacy sales in the future.

Wholesale revenue decreased by $985,714 or 21.3% primarily as a result of discontinuing volume-driven sales strategy and slow marketing progress made by our new wholesale team since they took over in late 2013. At present, the majority of drug sales still occur at hospitals in China. As local hospitals had stronger ties with their existing suppliers, during the three months ended December 31, 2014, we had not been able to make significant progress. Until we can establish a new customer base and are granted provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to expand in the immediate future.

Gross Profit

Gross profit increased by $3,002,949 or 1,676.8% period over period primarily due to our promotional campaign and discounted wholesale prices during the quarter ended December 31,2013 while there were no such discounted programs during the quarter ended December 31, 2014.  At the same time, gross margin increased from 1.0% to 14.9% primarily because we discounted prices for certain products in our wholesale sector in the three months ended December 31, 2013.  The average gross margins for each of our four business segments are as follows:

	Three months ended December 31,
	2014	2013
Average gross margin for retail drugstores	17.5%	18.9%
Average gross margin for online sales	14.2%	16.1%
Average gross margin for wholesale business	6.4%	(48.9)%
Average gross margin for farming business	N/A	N/A

Retail drugstores gross margin decreased primarily due to lower sale prices caused by strong market competition and the implementation of government subsidies to all drugs sold at public hospitals in Zhejiang Province. The China Food and Drug Administration (the “CFDA”) continued to add more drugs into its drug retail price controls list. Although most of our drug prices are already within the price limit as regulated by the government, we had to adjust our prices from time to time to be competitive in the market. Furthermore, since April 2014, local public hospitals in Zhejiang Province are required from the local government to sell all drugs at cost, while local governments reimburse these hospitals with subsidies. Confronted with low or no profit margin sales and government subsidies to hospitals, we have to maintain low profit margins in order to attract customers.

Online pharmacy sales gross margins are usually lower than gross margins of drugs sold at physical drugstores and vary from time to time depending on the products we carry. In order to drive sale in competition for online customers, we lowered our sale prices on certain e-commerce platform such as Tmall. During the three months ended December, 2014, we made certain sales promotion on November 11, Singles Day in China, or the Black Friday and other special holidays in China such as December 12. In order to keep competitive and drive sales growth, we may lower our sales prices in long run while keeping watch on our bottom line profit.

Wholesale gross margin increased primarily due to discounted wholesale prices in the three months ended December 31, 2013 while we did not offer such discounted prices in the three months ended December 31, 2014. Although we were actively marketing our products to major local hospitals and other pharmacies, we had not been able to make significant progress. Until we are able to obtain provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to keep low profit margin in order to drive sales.

During the three months ended December 31, 2014, we continued to plant and grow Ginkgo trees based on our best estimate as to future market demands. Due to the prolonged life cycle, we were unable to harvest those herbs in the three months ended December 31, 2014. We expect to continue planting Ginkgo trees and other herbs in the near future. We plan to harvest and sell Ginkgo trees based on our best estimation of the market in two or three years. Revenue from the herbs will be generated when they are harvested.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $3,154,220 or 59.1% period over period.  The reduction is primarily attributable to last year’s promotional activities such as product giveaways at cost of approximately $2.96 million to our members to commemorate our ten-year anniversary and to foster our members’ loyalty. As a result, such expenses as a percentage of our revenue decreased to 10.2%, from 29.9% for the same period a year ago.  We do not expect future sales and marketing expenses to deviate significantly from its current levels.

General and Administrative Expenses

General and administrative expenses decreased by $3,078,353 or 83.2% period over period.   The decrease was the net effect of $1 million loss from disposing of our obsolete inventory of aged suppliers’ products in the three months ended December 31, 2013, approximately $1.26 million of additional allowance to our accounts receivable in the three months ended December 31, 2013, and $1.4 million allowance reversal for accounts receivable and advance to suppliers in the three months ended December 31, 2014, offset by approximately $1.17 million reversal from the allowance for advance to suppliers account in 2014. Excluding such net effect, general and administrative expense decreased by approximately $0.6 million, which is partly due to the closure of our Shanghai subsidiaries, termination of business of our health center, Jiuyingtang , and stricter internal control.

Income (Loss) from Operations

As a result of increased gross margin, we had income from operations of $141,532, as compared to loss from operations of $8,771,304 a year ago.  Our operating margin for the three months ended December 31, 2014 and 2013 was 0.6% and (49.7)%, respectively.

Income Taxes

Our income tax expense increased by $49,894 period over period due to increased profit.

Net Loss

As a result of the foregoing, net loss decreased by $8,862,942 period over period.

Comparison of Nine months ended December 31, 2014 and 2013

The following table summarizes our results of operations for the nine months ended December 31, 2014 and 2013:

	Nine months ended December 31,
	2014		2013
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$56,223,336	100.0%	$50,025,012	100.0%
Gross profit	$8,457,909	15.0%	$6,728,656	13.5%
Selling expenses	$5,886,541	10.5%	$9,998,377	20%
General and administrative expenses	$2,449,489	4.4%	$6,833,265	13.7%
(Loss) from operations	$(121,879)	(0.2)%	$(10,102,986)	(20.2)%
Other (expense), net	$(275,301)	(0.5)%	$127,034	0.3)%
Change in fair value of purchase option derivative liability	$(51,074)	(0.1)%	$50,328	0.1%
Income tax expense	$52,828	0.1%	$43,222	0.0%
Net loss attributable to controlling interest	$(256,392)	(0.5)%	$(10,068,808)	(20.1)%
Net loss attributable to noncontrolling interest	$932	(0.0)%	$694	(0.0)%

Revenue

Revenue increased by $6,198,324 or 12.4% for the nine months ended December 31, 2014, as compared to the same period in the previous fiscal year, primarily due to an increase in our retail business and online pharmacy segments, offset by a decline in our wholesale business.

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the nine months ended December 31, 2014 and 2013:

	Nine months ended December 31,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$36,288,706	64.5%	$30,222,568	60.4%	6,066,138,	20.1%
Revenue from online sales	9,917,434	17.6%	4,952,493	9.9%	4,964,941	100.3%
Revenue from wholesale business	10,017,196	17.8%	14,849,951	29.7%	(4,832,755)	(32.5)%
Revenue from farming business	—	—%	—	—%	—	—%
Total revenue	$56,223,336	100.0%	$50,025,012	100%	$6,198,324	12.4%

Retail sales, which accounted for approximately 64.5% of total revenue for the nine months ended December 31, 2014, increased by $6,066,138, or 20.1%, to $36,288,706. Same-store sales increased by approximately $5.82 million, or 20.7%, while new stores contributed approximately $0.80 million in revenue in the nine months ended December 31, 2014. The increase in same-store sales reflects the implementation of key drugstore operational strategies such as promoting sales through our doctors and clinics, stringent performance-based internal staff assessments that stimulate sales, increased adaptability to community demand, better operational management in our stores, and close cooperation with certain large vendors such as SANOFI. We expect same-store sales will keep growing in the near future. The reason that our overall increase in our total revenue is in a less percent comparing to our same-store sales was because all Shanghai subsidiaries had canceled their SAIC registration. Although these stores were underperforming, they nevertheless contributed approximately $0.59 million in revenue prior to their closures in the nine months ended December 31, 2013. Our store count increased to 60 as of December 31, 2014 from 51 stores as of December 31, 2013, as a net effect of closing five stores in Shanghai, opening new stores in Hangzhou, and acquiring and relocating Sanhao stores.

Our online pharmacy sales increased by approximately $4,964,941 or 100.3% for the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013. We have expanded cooperation with business-to-consumer online vendors, including Taobao, JD.com and Amazon.com, by posting our products on their online platforms, which direct customers back to our website. Such arrangements have exposed our online presence to a wider consumer base. In addition, we have spent considerable efforts identifying popular products that can drive sales, while maintaining a watch on cost. We have signed a service agreement with Alipay (China) Internet Technology Ltd. ("Alipay") to launch an online payment service ("Alipay Service") for our customers. With over 300 million registered users and over 200 partnering financial institutions, Alipay is China's dominant third-party online payment provider which processes about 50% of China's e-commerce transactions, including mobile payments. Our cooperation with Alipay gives us a great opportunity to get access to Alipay's registered users who, like most Chinese consumers, are seeking more convenient pharmacy shopping experiences. Additionally, potential authorization of the online sale of prescription drugs in 2015 may increase online pharmacy sales in the future.

Wholesale revenue decreased by $4,832,755 or 32.5% primarily as a result of discontinuing the volume-driven sales strategy and slow marketing progress made by our existing team in marketing profitable products since their took over in August 2013. The majority of drug sales still occur at hospitals in China. As local hospitals had strong ties with their existing suppliers, during the nine months ended December 31, 2014, we had not been able to make significant progress. Until we can develop and establish a new customer base and are granted provincial or national exclusive sale agents for certain popular drugs, we do not expect our wholesale business to expand in the immediate future.

Gross Profit

Gross profit increased by $1,729,253 or 25.7% period over period primarily as a result of our last year’s promotional campaign and discounted wholesale prices during the quarter ended December 31, 2013.  At the same time, gross margin increased from 13.5% to 15.0% primarily because we discounted prices for certain products in our wholesale sector in the nine months ended December 31, 2013.  The average gross margins for each of our four business segments are as follows:

	Nine months ended December 31,
	2014	2013
Average gross margin for retail drugstores	17.5%	22.8%
Average gross margin for online sales	15.3%	16.9%
Average gross margin for wholesale business	6.0%	(6.8)%
Average gross margin for farming business	N/A	N/A

Retail drugstores gross margin decreased primarily due to lower sale prices caused by strong market competition and the implementation of government subsidies to all drugs sold at public hospitals in Zhejiang Province. The China Food and Drug Administration (the “CFDA”) continued to add more drugs into its drug retail price controls list. Although most of our drug prices were already within the price limit as regulated by the government, we adjusted our prices from time to time to be competitive in the market. Furthermore, since April 2014, local public hospitals in Zhejiang Province have been required to sell all drugs at cost. In turn, local governments reimburse these hospitals with subsidies. Confronted with low or no profit margin sales and government subsidies to hospitals, we have to maintain low profit margins in order to attract customers.

Online pharmacy sales gross margins are usually lower than gross margins of drugs sold at physical drugstores and vary from time to time depending on the products we carry. In order to drive sale in competition for online customers, we lowered our sale prices on certain e-commerce platform such as Tmall. We made certain sales promotion on November 11, Singles Day in China, or the Black Friday China ("Singles Day") and other special days in China such as December 12. In order to keep competitive and drive sales growth, we may lower our sales prices in the long run while keeping watch on our bottom line profit.

Wholesale gross margin increased primarily due to the discounted wholesale prices in the nine months ended December 31, 2013 while there were no such discounts during the nine months ended December 31, 2014. Although we were actively marketing our products to major local hospitals and other pharmacies, we had not been able to make significant progress. Until we are able to obtain provincial or national exclusive sale agent for certain popular drugs and have sales access to large local hospitals, we may have to keep low profit margin in order to drive sales.

During the nine months ended December 31, 2014, we continued to plant and grow Ginkgo trees based on our best estimate as to future market demands. Due to the prolonged life cycle, we were unable to harvest those herbs in the nine months ended December 31, 2014. We expect to continue planting Ginkgo trees and other herbs in the near future based on our best estimation of the market. We plan to harvest and sell Ginkgo trees based on our best estimation of the market in two or three years. Revenue from the herbs will be generated when they are harvested.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $4,111,836 or 41.1% period over period.  The decrease is primarily attributable to last year’s promotional activities such as product giveaways at cost of approximately $2.96 million to our members to commemorate our ten-year anniversary and to foster our members’ loyalty in the same period of last fiscal year. As a result, such expenses as a percentage of our revenue decreased to 10.5%, from 20.0% for the same period a year ago.  We do not expect future sales and marketing expenses to deviate significantly from its current levels.

General and Administrative Expenses

General and administrative expenses decreased by $4,383,776 or 64.2% period over period.   The decrease was a net effect of $1 million loss from disposing of our obsolete inventory of aged suppliers’ products in the nine months ended December 31, 2013, approximately $1.34 million of additional allowance to our accounts receivable in the nine months ended December 31, 2013, and $3.13 million allowance reversal for accounts receivable and advance to suppliers in the nine months ended December 31, 2014, offset by approximately $1.19 million reversal from the allowance for advance to suppliers account. Excluding such net effect, general and administrative expense decreased by approximately $0.1 million.

Income (Loss) from Operations

As a result of lower operational expense, we had income from operations of $121,879, as compared to loss from operations of $10,102,986 a year ago.  Our operating margin for the nine months ended December 31, 2014 and 2013 was 0.2% and (20.2)%, respectively.

Income Taxes

Our income tax expense increased by $9,606 period over period due to decrease in loss.

Net Loss

As a result of the foregoing, net loss decreased by $9,812,178 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1 - 3 months	$5,792,512	$5,617	$1,313,863	$-	$7,292,919
4 - 6 months	12,041	-	555,714	-	567,755
7 - 9 months	1,632	-	221,239	-	222,871
10 - 12 months	47,027	-	75,322	-	109,612
Over one year	32,237	-	1,214,251	631,999	1,891,224
Allowance for doubtful accounts	(512,043)	-	(1,828,745)	(631,999)	(2,972,787)
Total accounts receivable	$5,554,333	$5,617	$1,551,644	$-	$7,111,594

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  In the nine months ended December 31, 2014, we wrote off an approximately $193,519 of uncollectible amounts from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as drug distributors. In the nine months ended December 31, 2014, we reversed bad debt provision for $2,156,926. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. In addition, the new management team came on board and started implemented a stricter credit policy in August 2013. Furthermore, the new management team expensed significant efforts in clearing outstanding balances with certain customers and suppliers. During the nine months ended December 31, 2014, we were able to continually collect certain aged accounts. As a result, we reversed approximately $2,156,926 in allowance.

Subsequent to December 31, 2014 and through February 6, 2015, we collected approximately $4.5 million in receivables relating to our drugstore business, $0.6 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1 - 3 months	$962	$-	$3,738,722	$81	$3,739,765
4 - 6 months	-	-	265,446	-	265,446
7 - 9 months	-	-	749,574	-	749,574
10 - 12 months	-	-	931,902	-	931,902
Over one year	-	-	3,596,630	-	3,596,630
Allowance for doubtful accounts	-	-	(5,616,825)	-	(5,616,825)
Total advances to suppliers	$962	$-	$3,665,449	$81	$3,666,492

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only purchases certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of December 31, 2014.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as drug manufacturers and other distributors.  We typically receive products from vendors within three to nine months after making prepayments.  We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal recourse.  If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off.  To facilitate its initial expansion, Jiuxin Medicine made significant prepayments to certain vendors.  Lack of timely supplier account reconciliation caused by several accounting staff rotations delayed the monitoring of such accounts.  To accommodate potential loss in advances to suppliers, we made reserve for amounts considered to be uncollectible. As previously discussed, Jiuxin Medicine transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and since then we have tightened our customer credit policy and strengthened monitoring of uncollected receivables. During the nine months ended December 31, 2014, we were able to continually collect and sold goods from certain suppliers which we made advances in the past. As a result, we reversed approximately $968,748 in allowance. In addition, the new management team came on board and started implemented a stricter credit policy in August 2013. As a result, we do not expect a significant increase in bad debts going forward.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	Nine months ended December 31
	2014	2013
Net cash provided by operating activities	$(1,228,647)	$(686,132)
Net cash used in investing activities	$(2,120,589)	$(1,838,011)
Net cash provided by financing activities	$545,810	$731,666

For the nine months ended December 31, 2014, net cash used in operating activities amounted to $1,228,647, as compared to $686,132 a year ago.  The change is primarily attributable to a decrease in cash provided by advances to suppliers of $8,790,372, a decrease in cash provided by accounts payable of $6,336,481, offset by decrease in cash used by inventory of $6,354,615.

For the nine months ended December 31, 2014, net cash used in investing activities amounted to $2,120,589 as compared to $1,838,011 a year ago. The change is primarily attributable to the acquisition of Sanhao Pharmacy in the nine months ended December 31, 2014.

For the nine months ended December 31, 2014, net cash provided by financing activities amounted to $545,810, as compared to $731,666 a year ago.

As of December 31, 2014, we had cash of approximately $1,734,392.  Our total current assets as of December 31, 2014, were $34,990,647 and total current liabilities were $38,212,271, which resulted in a negative net working capital of $3,221,624.

Our ability to continue as a going concern depends upon aligning our sources of funding (debt and equity) with our expenditure requirements and repayment of the short-term debts as and when they become due (See Note 2 – liquidity).

The drug retail business is a highly competitive industry in PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. The Company closed unprofitable stores including those in Shanghai in fiscal 2013 and 2014. The Shanghai stores alone contributed a loss of $0.66 million in fiscal 2014. The remaining drugstores have historically been profitable and are not expected to require additional financing.

As reflected in our consolidated financial statements, we reported net income of $127,525 for the three months ended December 31, 2014. We have taken measures to address some of these challenges, such as accelerating cash or goods collections from suppliers against advances, and attracting talent to improve and enhance our traditional retail pharmacy plus in-store clinic business. We are looking to open additional in-store clinics to attract customer traffic. Moreover, the Company is actively developing its high profit margin product line of Chinese Medicine and high-grade nutritional supplements such as Ginseng under its own trademark of Shouantang. We have collected certain aged accounts from our suppliers and customers and will continue to pursue the collection of certain older accounts receivables. Additionally, we have subleased our healthcare center under Jiuyingtang to cut loss in the near future. By doing so, we hope to further cut our expenses. We have also adjusted our wholesale strategy to focus on profitability and timely collection of credit sales rather than immediate sales volume growth, even though we anticipate that this will lower our wholesale revenue in the near term. We are actively seeking out potential customers, such as local hospitals, which have higher profit margins for sales than sales to other wholesale customers. Additionally, we have established an OTC Drug department looking to supply other smaller retails drugstores which, if successful, can increase our sales. The Company plans to fund current operations by continuing to focus on profitability for its wholesale operations and focus on strengthening and expanding its core business model of integrated pharmacy and clinic, which has proven to be a key profit driver.

As of December 31, 2014, our current liabilities exceed current assets by $3.22 million. In assessing its liquidity, management monitors and analyzes the Company’s cash balance, its ability to renew bank facilities, and its operating and capital expenditure commitments. Its principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of the latest applicable date of this report, the Company has obtained the following financial supports, which are listed below:

Line of bank credit

Banks	Amount of Line of Credit as of December 31, 2014 (in millions)	Unused Amount of Line of Credit as of December 31, 2014 (in millions)	Expiration Date

Hangzhou United Bank	$0.81	$0	April 2, 2015
Hangzhou United Bank	1.17	0	October 23, 2015
Industrial and Commercial Bank of China	1.96	0.39	July, 16, 2015
Bank of Hangzhou	1.82	1.82	June 12, 2015
Bank of Hangzhou	2.87	1.42	June 12, 2015
Total	$8.63	$3.63

Our principal sources of liquidity consist of existing cash, bank facilities from local banks as well as personal loans from our principal shareholders if necessary. We have three credit line agreements from three local banks as displayed in detail in Note 12. The three credit lines from HUB, ICBC, and BOH allow us to borrow up to $8.63 million in sum. By putting up the restricted cash of $9.94 million deposited in the bank, the credit line is raised up to $18.57 million in total. As of December 31, 2014, we have approximately $14.94 million bank notes payable, approximately $3.63 million bank credit line has not been used and is still available for further borrowing. Any borrowing therefrom is guaranteed by a third-party guarantor company, and secured by our assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders.

The retail drugstores have been projected to increase in the future. Although confronted with zero profit margin implemented at hospitals in 2014, we quickly responded by providing better service, finding popular products, closely working with suppliers. Our sales growth rate was more than twice of the industry average in the nine months ended December 31, 2014. The online pharmacy sales are expected to grow significantly with similar profit margin. As drug e-commerce becomes more popular and China Food and Drug Administration (“CFDA) gradually legalizes sales of prescription drug, we expect a fast growth of our online pharmacy. The wholesale business is not expected to contribute a significant gross margin to support overhead for the remaining of fiscal 2015, and sales have not been projected to grow. The farming business is not expected to have any sales and may incur limited operating costs.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending December 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2015	$3,736,545	$110,845	$182,908	$-	$4,030,298
2016	2,054,990	127,735	165,803	-	2,348,528
2017	1,659,717	139,348	150,960	-	1,950,025
2018	1,439,597	139,347	150,960	-	1,729,904
2019	726,108	139,347	150,960	-	1,016,415
Thereafter	317,420	174,185	75,480	-	567,085
Total	$9,934,377	$830,807	$877,071	$-	$11,642,255

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	December 31, 2014	March 31, 2014	December 31, 2013
Balance sheet items, except for the registered and paid-up capital	USD1: RMB 0.1629	USD1: RMB 0.1623	USD1: RMB 0.1637

Amounts included in the statement of Operations and statement of cash flows	USD1: RMB 0.1626	USD1: RMB 0.1626	USD1: RMB 0.1623

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weaknesses in internal control over financial reporting as following:

●	the significance of the audit adjustments’ impact on the overall financial statements; and
●	how adequately we complied with U.S. GAAP on transactions.

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

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Acquisition Agreement between Jiuzhou Pharmacy and Sanhao Pharmacy dated October 9, 2014 (Incorporated by reference from Exhibit 10.1 filed with the quarter report on Form 10-Q by the Company with the SEC on November 13, 2014)
10.2	Form of the Restricted Stock Award Agreement (Incorporated by reference from Exhibit 10.1 filed with the current report on Form 8-K by the Company with the SEC on November 24, 2014)
10.3	Form of the Non-statutory Stock Option Agreement (Incorporated by reference from Exhibit 10.2 filed with the current report on Form 8-K by the Company with the SEC on November 24, 2014)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: February 17, 2015	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: February 17, 2015	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer

