Form 10-K
period 2015-03-31
CHINA JO-JO DRUGSTORES, INC.
filed 2015-06-29
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of September 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17 million, based on a closing price of $1.94 per share of common stock as reported on the NASDAQ Stock Market on such date.

As of June 11, 2015, the registrant had 15,650,504 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED MARCH 31, 2015

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “ Risks Relating to Our Business ” below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We file reports with the Securities and Exchange Commission (the “SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F. Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the registrant.

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

Overview

We are a retailer and distributor of pharmaceutical and other healthcare products typically found in a retail pharmacy in the People’s Republic of China (“PRC” or “China”). Prior to acquiring Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) in August 2011 (see “Our Corporate History and Structure - HJ Group” below), we were primarily a retail pharmacy operator. We currently have fifty nine (59) store locations under the store brand “Jiuzhou Grand Pharmacy” in Hangzhou.

We currently operate in four business segments in China: (1) retail drugstores, (2) online pharmacy, (3) wholesale business selling products similar to those we carry in our pharmacies, and (4) farming and selling herbs used for traditional Chinese medicine (“TCM”).

Our stores provide customers with a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. Three (3) stores have adjacent medical clinics offering urgent cares (to provide treatment for minor ailments such as sprains, minor lacerations, and dizziness that can be treated on an outpatient basis), TCM (including acupuncture, therapeutic massage, and cupping) and minor outpatient surgical treatments (such as suturing). Our stores vary in size, but presently average approximately 210 square meters. We attempt to tailor each store’s product offerings, physician access, and operating hours to suit the community where the store is located.

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

We also retail OTC drugs and nutritional supplements through a website (www.dada360.com) that we operate through Zhejiang Shouantang Pharmaceutical Technology Co., Ltd. (“Shouantang Technology”), a wholly-owned subsidiary, and its subsidiary, Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”). For the fiscal year ended March 31, 2015, retail revenue, including pharmacies, medical clinics accounted for approximately63.5% of our total revenue, while online pharmacy revenue accounted for 19.4% of our total revenue.

Since August 2011, we have operated a wholesale business through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. Jiuxin Medicine is wholly owned by Jiuzhou Pharmacy. For the fiscal year March 31, 2015, wholesale revenue accounted for approximately 17.1% of our total revenue.

We also have an herb farming business cultivating and wholesaling herbs used for TCM. This business is conducted through Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary. During the fiscal year ended March 31, 2015, we generated no revenue from our herb farming business.

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

Renovation

Renovation was formed by the owners of HJ Group as a special purpose vehicle to raise capital overseas, in accordance with requirements of China’s State Administration of Foreign Exchange (“SAFE”). SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for Financing and Round-Trip Investment Undertaken by Domestic Residents Through Overseas Special-Purpose Vehicles (“Circular No. 75”) on October 21, 2005. To further clarify the implementation of Circular 75, on May 31, 2007, SAFE issued a supplementary official notice known as Hi ZhongFa [2007] No. 106 (“Circular 106”). Circular 75 and Circular 106 require the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, the owners of HJ Group submitted their applications to SAFE on July 25, 2008. On August 16, 2008, SAFE approved the applications, permitting these Chinese nationals to establish Renovation as an offshore, special purpose vehicle which was permitted to have foreign ownership and participate in foreign capital raising activities. After SAFE’s approval, the owners of HJ Group became holders of one hundred percent (100%) of Renovation’s issued and outstanding capital stock on September 2, 2008. See “Relevant PRC Regulations - SAFE Registration” below.

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

Jiutong Medical

Hangzhou Jiutong Medical Technology Co., Ltd. (“Jiutong Medical”) was organized in the PRC on December 20, 2011. Like Jiuxin Management, Jiutong Medical is also deemed a WFOE because it is wholly owned by Renovation. In November 2013, Jiutong Medical acquired the right to use of a piece of land, on which we plan to establish a herb processing plant in the future. As of March 31, 2015, we have not started constructing the plant.

Shouantang Technology

Shouantang Technology was organized in the PRC on July 16, 2010. Like Jiuxin Management and Jiutong Medical, it is also deemed a WFOE because it is wholly owned by Renovation.

In November 2010, Shouantang Technology acquired one hundred percent (100%) of Quannuo Technology and its wholly-owned subsidiary, Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), pursuant to an equity ownership transfer agreement. Quannuo Technology was organized in the PRC on July 7, 2009, and Hangzhou Quannuo on July 8, 2010. Hangzhou Quannuo currently has no operations and has terminated its SAIClicnesein April 2015.

On August 1, 2012, Shouantang Technology dissolved TongluLydia Agriculture Development Co., Ltd. (“TongluLydia”), a wholly-owned subsidiary organized on June 24, 2011. Prior to its dissolution, TongluLydia did not have any operations.

On October 11, 2014, the Company, through Shouantang Technology, formed Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”) by contributing $0.16 million (RMB1 million) as its register capital. ShouantangBio is formed to sell nutritional supplements under its own brand name, Shouantang.

Qianhong Agriculture

Qianhong Agriculture was organized in the PRC on August 10, 2010and is now carrying out our herb farming business. As of March 31, 2015,we have not harvested or sold any herbs.

Shouantang Health

Hangzhou Shouantang Health Management Co. Ltd. (“Shouantang Health”) was organized in the PRC on December 18, 2013.In April, 2015, Shouantang Health has been closed.

Sanhao Pharmacy

On October 9, 2014, the Company, through Jiuzhou Pharmacy, acquired Sanhao Grand Pharmacy Chain Co., Ltd. (“Sanhao Pharmacy”), a local drugstore chain located in Hangzhou, for $1.56 million (RMB9.6 million).In January 2015, eight stores of Sanhao Pharmacy with the qualification of Social Health Insurance ("SHI"), have been relocated to major resident areas with significant store improvements. The eight stores are now operating under the brand name “Jiuzhou Pharmacy”. Two stores without SHI license have been closed as of March 31, 2015. One store without SHI license is applying for closing with the local government. Sanhao Pharmacy will be terminated after all of its stores are closed.

HJ Group

Jiuzhou Pharmacy is a PRC limited liability company established on September 9, 2003 by the Key Personnel: Mr. Lei Liu (55%), Mr. Chong’an Jin (23%) and Ms. Li Qi (22%). Hangzhou Kuaileren Grand Pharmacy Co., Ltd. (“Kuaileren”), originally a subsidiary of Jiuzhou Pharmacy, was dissolved on April 9, 2011. Prior to its dissolution, Kuaileren operated a “Kuaileren Grand Pharmacy” store, which is now a “Jiuzhou Grand Pharmacy” store. On July 1, 2014, Mr. Chong’an Jin transferred all of his equity interests he held in Jiuzhou Pharmacy to Mr. Lei Liu and Ms. Li Qi. As a result, Mr. Lei Liu has held 61% and Ms. Li Qi has held 39% equity interests of Jiuzhou Pharmacy since then.

Jiuzhou Pharmacy currently has one subsidiary. Jiuxin Medicine, which was organized in the PRC on December 31, 2003. In April 2011, Jiuzhou Pharmacy entered into an equity ownership transfer agreement with the owners of Jiuxin Medicine, and its business license was transferred to Jiuzhou Pharmacy, although no consideration was paid. On August 25, 2011, the acquisition of Jiuxin Medicine was completed for RMB 30 million.

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

Jiuzhou Service is a PRC limited liability company established on November 2, 2005 by the Key Personnel: Mr. Liu (39%), Mr. Jin (31%) and Ms. Qi (30%). Jiuzhou Service is licensed as a healthcare management company and currently manages the medical clinic operating adjacent to the “Jiuzhou Grand Pharmacy” store in Wenhua, providing services similar to those at the Daguan clinic. Shouantang Health is a subsidiary of Jiuzhou Service that was established in December 2013 and was closed in April 2015.

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

Our Current Corporate Structure

The following diagram illustrates our current corporate structure as of March 31, 2015:

The table below summarizes the status of the registered capital of our PRC subsidiaries and controlled companies as of the date of this report:

Entity Name	Entity Type	Registered Capital	Registered Capital Paid	Due Date for Unpaid Registered Capital
Jiutong Medical	Subsidiary	USD 2,600,000	USD 2,600,000	N/A
Jiuzhou Clinic	VIE	N/A	N/A	N/A
Jiuzhou Pharmacy	VIE	RMB 5,000,000	RMB 5,000,000	N/A
Jiuzhou Service	VIE	RMB 500,000	RMB 500,000	N/A
Jiuxin Management	Subsidiary	USD 4,500,000	USD 4,500,000	N/A
Jiuxin Medicine	VIE	RMB 10,000,000	RMB 10,000,000	N/A
Qianhong Agriculture	Subsidiary	RMB 10,000,000	RMB 10,000,000	N/A
Quannuo Technology	Subsidiary	RMB 10,000,000	RMB 10,000,000	N/A
Shouantang Technology	Subsidiary	USD 11,000,000	USD 11,000,000	N/A
ShouantangBio	Subsidiary	RMB 1,000,000	RMB 1,000,000	N/A

Our Business

Pharmacies

We currently have fifty-nine (59) pharmacies throughout Hangzhou, the provincial capital of Zhejiang. Pharmacy sales accounted for approximately 76.6% of our retail revenue, and 63.5% of our total revenue, for the fiscal year ended March 31, 2015. We offer primarily third-party products at our pharmacies, including:

●	Approximately 1,270 prescription drugs (270 of which require a physician’s prescription and the rest requires customer personal information registration only), sales of which accounted for approximately 36.7% of our retail revenue for the fiscal year ended March 31, 2015;

●	Approximately 1,400 OTC drugs, sales of which accounted for approximately 41.2% of our retail revenue for the fiscal year ended March 31, 2015;

●	Approximately 450 nutritional supplements, including a variety of healthcare supplements, vitamin, mineral and dietary products, sales of which accounted for approximately 10.3% of our retail revenue for the fiscal year ended March 31, 2015;

●	TCM, including drinkable herbal remedies and pre-packaged herbal mixtures for making soup, sales of which accounted for approximately 6.8% of our retail revenue for the fiscal year ended March 31, 2015;

●	Sundry products (i.e., personal care products such as skin care, hair care and beauty products, convenience products such as soft drinks, packaged snacks, and other consumable, cleaning agents, stationeries, and seasonal and promotional items tailored to local consumer demand for convenience and quality), sales of which accounted for approximately 2.1% of our retail revenue for the fiscal year ended March 31, 2015; and

●	Medical devices (i.e., family planning and birth control products, early pregnancy test products, portable electronic diagnostic apparatus, rehabilitation equipment, and surgical tools such as hemostats, needle forceps and surgical scissors), sales of which accounted for approximately 2.9% of our retail revenue for the fiscal year ended March 31, 2015.

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

After opening, a location without SHI coverage may take up to one year to achieve our projected revenue goals for that particular location. Various factors influence individual store revenue including, but not limited to: location, nearby competition, local population demographics, square footage, and government insurance coverage.

All of our fifty-nine (59) drugstores are located in Hangzhou.

To enhance customer experience, we have licensed physicians available at several of “Jiuzhou Grand Pharmacy” locations for consultation, examination and treatment of common ailments at scheduled hours. In addition, our Daguan,Wenhua and Xiasha stores have adjoining medical clinics that provide urgent care (such as sprains, minor lacerations, and dizziness), TCM treatments (including acupuncture, therapeutic massage, moxibustion, and cupping), and minor outpatient surgical treatments (such as suturing).

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

Online Sales

Since May 2010, we have been retailing OTC drugs and nutritional supplements on the Internet at www.dada360.com. Our subsidiary Quannuo Technology operates and maintains the website pursuant to the Internet Pharmaceutical Transaction Service Qualification Certificate issued by the State Food and Drug Administration (the “SFDA”) of Zhejiang Province, which allows us to engage in online retail pharmaceutical sales throughout China. We have established payment methods with banks and online intermediaries such as Alipay, and are cooperating with business-to-consumer online vendors such as Taobao. By using Taobao’s platform, we can be exposed to a wider range of customers. Additionally, we sell products via our own website www.dada360.com.

Online sales accounted for approximately 23.4% of our retail revenue, and 19.4% of our total revenue, for the fiscal year ended March 31, 2015.

Wholesale

Since acquiring Jiuxin Medicine in August 2011, we have been distributing similar third-party products offered at our pharmacies primarily to drug distributors throughout China, including:

●	Approximately 599 prescription drugs, the sales of which accounted for approximately 58.9% of our wholesale revenue for the fiscal year ended March 31, 2015;

●	Approximately 655 OTC drugs, the sales of which accounted for approximately 38.5% of our wholesale revenue for the fiscal year ended March 31, 2015;

●	Approximately 42 nutritional supplements, the sales of which accounted for approximately 0.7% of our wholesale revenue for the fiscal year ended March 31, 2015;

●	TCM products, the sales of which accounted for approximately 1.2% of our wholesale revenue for the fiscal year ended March 31, 2015;

●	Sundry products, the sales of which accounted for approximately 0.6% of our wholesale revenue for the fiscal year ended March 31, 2015; and

●	Medical devices, the sales of which accounted for approximately 0.1% of our wholesale revenue for the fiscal year ended March 31, 2015.

Our initial wholesale strategy was to scale the size of Jiuxin Medicine’s business as quickly as possible through very competitive prices so that we could qualify to sell directly to hospital-affiliated pharmacies, which we estimate to represent over eighty percent (80%) sales of the pharmacies in China. However, that strategy has largely proven unprofitable, so we refocused our strategy on profitability starting in the third quarter of fiscal 2014. As local hospitals had stronger ties with their existing suppliers, during the year ended March 31, 2015, we had not been able to make significant progress. Wholesale revenue accounted for approximately 17.2% of our total revenue for the fiscal year ended March 31, 2015.

Herb Farming

From 2010 to the third quarter of fiscal 2013, we have been cultivating and harvested ten (10) types of herbs, such as fructusrubi (used in TCM to promote blood circulation), white atractylodes rhizome (used in TCM to treat physical and mental fatigue), atractylodesmacrocephala (used in TCM to control sweating), ginkgo seeds (used in TCM to treat asthma), and maidenhair trees used for TCM on approximately forty eight (48) acres of leased land in Lin’an approximately thirty (30) miles from Hangzhou.

We planted Ginkgo and maidenhair trees during the year ended March 31, 2013; A Ginkgo tree may have a growth period of up to twenty years before it is mature enough to harvest. Usually, the longer it grows, the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the year ended March 31, 2015, we did not plant any other herbs that were ready to be harvested as of March 31, 2015. We anticipate that we will continue growing trees and start cultivating other herbs in the future.

Actual planting, cultivating and harvesting are done by local farmers organized and managed by the local village government. The farmers are compensated for their labor on an hourly basis. We also employ agricultural specialists under Qianhong Agriculture to monitor the farming activities. Harvested herbs are generally sold to a local vendor.

Herb farming revenue accounted for no revenue for the fiscal year ended March 31, 2015.

Our Customers

Retail Customers

For the fiscal year ended March 31, 2015, our pharmacies collectively served an average of approximately 12,000 customers per day. We periodically conduct qualitative customer surveys to help us build a stronger understanding of our market position and our customers’ purchasing habits.

Pharmacy customers pay by cash, debit or credit card, or medical insurance cards under Hangzhou and Zhejiang’s medical insurance programs. During the fiscal year ended March 31, 2015, approximately 25.7% of our pharmacy revenue came from cash sales, 57.7% from Hangzhou’s medical insurance cards (where most of our pharmacies are located), and 16.6% from debit and credit cards, Zhejiang’s medical insurance cards and other charge cards.

We maintain strict cash control procedures at our pharmacies. Our integrated information management system records the details of each sale, which we control from our headquarters. Depending on each location’s sales activities, cash may be deposited daily or several times per week in designated bank accounts.

For sales made to eligible participants in the national medical insurance program, we generally obtain payments from the relevant government social security bureaus on a monthly basis. See “Relevant PRC Regulations - Reimbursement under the National Medical Insurance Program.” According to relevant regulations, a drugstore must operate for at least one (1) year before it can apply to be licensed to accept Hangzhou’s medical insurance cards. As of the date of this report, fifty-six (56) of our fifty-nine (59) “Jiuzhou Grand Pharmacy” stores are licensed to accept medical insurance cards while two (3) will apply for approval in the near future. Those of our stores that accept medical insurance cards are designated as such by clear signage on their storefront windows.

Online Sales Customers

Our online customers mainly consist of consumers under thirty five (35) years of age. While our website is accessible throughout China, approximately forty percent (40%) of our online sales during the fiscal year ended March 31, 2015, were from Zhejiang and neighboring Jiangsu and Shanghai.

Wholesale Customers

Our wholesale customers are primarily third-party trading companies that purchase from us to resell to pharmacies throughout China. We also supply some hospitals and pharmacies, although they collectively make up less than 10.0% of our wholesale customers currently. HuaDong Pharmaceutical Co., Ltd. accounted for approximately 22.4% of our wholesale revenue, and 8.7% of our total revenue, for the fiscal year ended March 31, 2015. This customer is neither related to nor affiliated with us.

Herb Farming Customers

Our farming customers primarily include local herb vendors. For the fiscal year ended March, 31, 2015, we have not harvested or sold any herbs.

Marketing and Promotion

Our marketing and promotion efforts are focused on our retail segment, particularly our pharmacies, and our strategy is to build brand recognition, increase customer flow, build strong customer loyalty, maximize repetitive customer visits, and develop incremental revenue opportunities.

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

Many of our promotional programs are designed to encourage manufacturers to invest resources to market their brands within our stores. We charge manufacturers promotional fees in exchange for the right to promote and display their products in our stores during promotional periods. We also allow manufacturers and distributors to station salespeople in our stores to promote their products, for which we receive a fee. Since manufacturers provide purchasing incentives and information to help customers to make informed purchase decisions, we believe that manufacturer-led promotions improve our customers’ shopping experience. We work to maintain strong inventory positions for merchandise featured in our promotions, as we believe this increases the effectiveness of our spending on promotional activities.

We run advertisements periodically in selected newspapers to promote our brands and the products carried in our stores. Under our agreements with certain newspapers, we run one-page weekly or monthly advertisements, and the newspapers publish healthcare-related feature articles relating to our advertised products on or around the dates of our advertisements. We also promote our brands and products using billboards and radio and television commercials. Depending on our agreement with a particular manufacturer, advertising expenses are borne either by us, the manufacturer of the products being advertised, or are shared as a joint expense. Our advertisements are designed to promote our brands, our corporate image and the prices of products available for sale in our stores.

As part of our marketing campaign, we offer rewards cards to customers, which provide certain exclusive discounts. After a customer signs up for the rewards card, we communicate via the customer’s preferred method: e-mail, traditional mail or text messages. For the fiscal year ended March 31, 2015, approximately 72.0% of our customers used their rewards card to make purchases. We intend to further extend this program to enhance the customer experience and for customer retention.

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

Suppliers

We currently source retail products from approximately 400 suppliers, including trading companies and direct manufacturers. We source wholesale products from approximately 100 suppliers, including many of those that provide our retail products. For the fiscal year ended March 31, 2015, two (2) suppliers, HuaDong Pharmaceutical Co., Ltd.and Zhejiang Yingte Pharmaceutical Co. Ltd. accounted for more than ten percent (10.0%) of our total purchases and total purchase deposits. This supplier is neither related to nor affiliated with us.

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

Competition

The drugstore industry in China is intensely competitive, rapidly evolving and highly fragmented. We compete on the basis of store location, merchandise selection, prices and brand recognition. Many of our competitors include large, national drugstore chains that may have more financial resources, stronger brand strength, and management expertise than us, including China Nepstar Chain Drugstore Ltd., LBX Pharmacy, and TianTianHao Grand Pharmacy. Other competitors include local and independent drugstores and government-operated pharmacies, as well as discount stores, convenience stores, and supermarkets with respect to sundry and other non-medicinal products that we carry.

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

The online pharmacy is an emerging business in China. We are competing with other online vendors that may be supported by major drugstore chains or initiated by smaller local drugstore chains. In order to compete effectively, we are cooperating with Taobao, the largest online vendor in China. We also put in significant efforts selecting products we believe are most suitable for online sales, such as those we have the exclusive right to sell.We have spent considerable efforts identifying popular products that can drive sales, while maintaining our attention on cost.In March 2015, we have signed an agreement to set up a joint venture, with a leading Pharmacy Benefit Management ("PBM") provider in China, which owns and operates Yikatong (the "E-Pharmacy-Card"), a popular pharmacy and health insurance benefit card with over 180,000 current users, who are customers insured with these large insurance companies. The joint venture agreement requires the PBM provider to direct the majority of its online E-Pharmacy-Card transactions to our official online pharmacy site. We expect the close cooperation with commercial insurance companies and active strategy on e-commerce platforms will drive up our online sales.

China’s herb market is highly specialized. As we have very limited experience in such market, we generally sell the majority of our harvested herbs to a local vendor.

Intellectual Property

We currently have the following trademarks registered with the Trademark Office of the SAIC:

●	“JiuzhouTongxin,” a Classes 5 and 35 trademark (for pharmaceuticals and advertisement) issued on February 14, 2011 and registered under Jiuzhou Pharmacy, that we plan to use to brand certain products that we may sell in our stores;

●	“Jiuzhou,” a Class 44 trademark (for medical services) issued in June 2012 and registered under Jiuzhou Pharmacy, that we plan to use to brand our medical services;

●	“Shouantang,” a Classes 5, 10, 30, 35 and 44 trademark (for pharmaceuticals, construction, food, advertisement and medical services) issued on October 2011 and registered under Jiuzhou Pharmacy, that we are using to brand certain products that we sell in our stores; and

●	“Jinyuliangyan,” a Classes 29 trademark (for food and oil) issued in June 2011 and registered under Jiuzhou Pharmacy, that we are using to brand certain products that we sell in our stores; and

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

Employees

As of March 31, 2015, we had 744 employees combined in our retail and wholesale operations, including 711 full-time and 33 part-time employees. The number of employees for each area of operations, and such employees as a percentage of our total workforce, are as follows:

	As of March 31, 2015
	Employees	Percentage
Non-pharmacist store staff	281	37.8%
Pharmacists	185	24.9%
Management- non-pharmacists	81	10.9%
Physicians	41	5.5%
Non-physician clinic staff	24	3.2%
Wholesale - non-warehouse	37	5.0%
Wholesale - warehouse	14	1.9%
Online pharmacy - technicians	48	6.5%
Online pharmacy - non-technicians	33	4.4%
Total	744	100.00%

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

Dividend Distribution

Under current applicable laws and regulations, each of our consolidated PRC entities, including WFOEs and domestic companies, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities is required to set aside at least ten percent (10%) of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches fifty percent (50%) of its registered capital. These reserves are not distributable as cash dividends. As of March 31, 2015, the accumulated balance of our statutory reserve funds reserves amounted to $1.309 million, and the accumulated profits of our consolidated PRC entities that were available for dividend distribution amounted to $1.3 million.

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

Good Supply Practice Standards

GSP standards regulate wholesale and retail pharmaceutical product distributors to ensure the quality of distribution of pharmaceutical products in China. All wholesale and retail pharmaceutical product distributors are required to apply for GSP certification within thirty (30) days after obtaining the drug distribution permit. The current applicable GSP standards require pharmaceutical product distributors to implement strict controls on the distribution of medicine products, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management, and quality control. Specifically, the warehouse must be able to store the pharmaceutical products at various required temperatures and humidity, and handle transport, warehouse entries, delivery, and billing by computerized logistics management systems. The GSP certificate is usually valid for five (5) years. Currently, Jiuzhou Pharmacy, and Jiuxin Medicine are all GSP certified.

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

The retail prices of medicines that are subject to price controls are administered by the Price Control Office of the National Development and Reform Commission (“NDRC”), and implemented by provincial and regional price control authorities. The retail price, once set, also effectively determines the wholesale price of that medicine. From time to time, the NDRC publishes and updates a list of medicines that are subject to price control. Provincial and regional price control authorities have discretion to authorize price adjustments based on local conditions and the the level of local economic development. Only the manufacturer of a medicine may apply for an increase in the retail price of the medicine, and it must either apply to the provincial price control authority where it is incorporated, if the medicine is provincially regulated, or to the NDRC, if the medicine is regulated by the NDRC.

Since May 1998, China’s central government has been ordering reductions in the retail prices of various pharmaceutical products. During the fiscal year ended March 31, 2015, several price reductions occurred and affected 1,951 different pharmaceutical products, which required us to make 2 price adjustments. Currently, 1,893 pharmaceutical products and OTC drugs we offer are subject to price controls.

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

Sales of Nutritional Supplements and other Food Products

A distributor of nutritional supplements and other food products must obtain a food circulation permit from its local Administration of Industry and Commerce. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel, and equipment. The food circulation permit is valid for three (3) years, and the holder must apply for renewal of the certificate within thirty (30) days prior to its expiration. Currently, Jiuxin Medicine, Jiuzhou Pharmacy, and our drugstores all hold a valid Food Circulation Permit, except for our Lin’an store, which does not sell food products and therefore does not required to hold such a permit. We are in the process of renewing the permits for twelve (12) stores in Jiasnggan District that are expiring in 2015, and believe that there is no difficulty in renewing such permits.

Medical Practice

Healthcare providers in China are required to comply with many laws and regulations at the national and local government levels. The laws and regulations applicable to our medical practice include the following:

●	We must register with and maintain an operating license from the local public health authority for each clinic that we operate, each of which is subject to annual review by the public health authority;

●	The Licensed Physician Act requires that we only hire PRC licensed physicians;

●	All waste material from our clinics must be properly collected, sterilized, deposited, transported and disposed of, and we are required to keep records of the origin, type and amount of all waste materials that we generate for at least three (3) years;

●	We must have at least three (3) physicians, five (5) nurses and one (1) technician on staff at each clinic; and

●	We must establish and follow protocols to prevent medical malpractice, which require us to: (i) insure that patients are adequately informed before they consent to medical operations or procedures; (ii) maintain complete medical records which are available for review by the patient, physicians and the courts; (iii) voluntarily report any event of malpractice to a local government agency; and (iv) support and justify the medical services we provide in any administrative investigation or litigation. If we fail to comply with applicable laws and regulations, we could suffer penalties, including the loss of our license to operate.

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

Internet Pharmaceutical Sales

China’s central government regulates Internet access, the distribution of online information and the conduct of online commerce through strict business licensing requirements and other government regulations. Companies which sell pharmaceutical products to consumers through the Internet are required to obtain: (1) a drug distribution permit; (2) an Internet pharmaceutical information provider qualification certificate, renewable every five (5) years; (3) an Internet pharmaceutical transaction service qualification certificate, renewable every five (5) years; (4) a value-added telecommunication operation permit; and (5) registration with the Administration of Information Industry. Internet pharmacies are not allowed to distribute prescription drugs. The websites that sell pharmaceutical products must ensure transaction security and enable the consumers to consult with licensed pharmacists. Also, an Internet-based business in China is required to obtain and maintain certain assets relevant to its business, such as delivery and storage facilities. Jiuzhou Pharmacy obtained all above-mentioned certificates and registrations and launched www.dada360.com in May 2010. Quannuo Technology has been operating the website and providing software and technical supports since November 2010. During the year ended March 31, 2015, the Company also sold pharmaceutical and other products via certain third-party platforms such as Tmall and JD.com.

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

Environmental Matters

Our drugstore and wholesale operations do not involve any activities subject to specific PRC environmental regulations. Our medical clinics are in compliance with applicable regulations regarding the administration of medical wastes, including collections, temperate storage, and packaging and labeling of medical wastes. Pursuant to such regulations, we contract with DadiWeikang Medical Wastes Disposal Center to dispose of all medical wastes generated by our clinics.

Principal Executive Office

Our principal executive office is located at 1st Floor, Yuzheng Plaza, No. 76, Yuhuangshan Road, Hangzhou, Zhejiang Province, China. Our main telephone number is +86-571-8807-7078, and fax number is +86-571-8807-7108.

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

We have a relatively limited operating history. We launched our first drugstore in March 2004, and entered the wholesale pharmaceutical distribution business in August 2011. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the pharmaceutical industry in China. Some of these risks and uncertainties relate to our ability to:

●	maintain our market position;

●	attract additional customers and increase our spending per customer;

●	respond to competitive market conditions;

●	increase awareness of our brand and continue to develop customer loyalty;

●	respond to changes in our regulatory environment;

●	maintain effective control of our costs and expenses;

●	raise sufficient capital to sustain and expand our business;

●	attract, retain and motivate qualified personnel; and

●	find and open new locations.

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

We have grown our business, in part, through acquisitions over the years. One of our strategies going forward is to continue this growth through acquisition. However, we cannot provide assurance that we will be able to identify and secure suitable acquisition opportunities. Our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and, to the extent necessary, our ability to obtain any necessary financing for larger acquisitions on terms that are satisfactory to us. Moreover, if an acquisition target is identified, the third parties with whom we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms. The negotiation and completion of potential acquisitions, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and may potentially disrupt our existing business. Furthermore, we cannot provide any assurances that the expected synergies from future acquisitions will actually materialize. In addition, future acquisitions could result in the incurrence of additional indebtedness, costs, and contingent liabilities, causing us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current shareholders' percentage ownership, or incur write-offs and restructuring and other related expenses. Future acquisitions may also expose us to potential risks, including risks associated with:

●	the integration of new operations, services and personnel;

●	unforeseen or hidden liabilities;

●	the diversion of financial or other resources from our existing businesses;

●	difficulties in entering markets or lines of business in which we have no or limited direct prior experience;

●	our inability to generate sufficient revenue to recover costs and expenses of the acquisitions; and

●	potential loss of, or harm to, relationships with employees or customers.

Any of the above could significantly disrupt our ability to manage our business and materially and adversely affect our business, financial condition and results of operations.

We face significant competition, and if we do not compete successfully against existing and new competitors, our revenue and profitability could be materially and adversely affected.

Both the drugstore, online pharmacy and wholesale pharmaceutical distribution industries in China are highly competitive, and we expect competition to intensify in the future. Our primary drugstore competitors include other drugstore chains and independent drugstores. Increasingly, we also face competition from discount stores, convenience stores and supermarkets as we expand our offering of non-drug convenience products and services. We compete for customers and revenue primarily on the basis of store location, merchandise selection, price, services offered, and our brand name. Our online pharmacy competitors include other online pharmaceutical vendors. As more large traditional drugstore chain companies entered into the online sales, we face competition ranging from prices to service. Our primary wholesale competitors include regional and national players. In addition, we may be subject to additional competition from new entrants to both industries in China. We could also face increased competition from foreign companies if the Chinese government removes the restrictions on the entry of foreign companies into these industries.

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

Our business and revenue growth primarily depend on the size of the pharmaceutical market in China. As a result, our revenue and profitability may be negatively affected by changes in national, regional or local economic conditions and consumer confidence in China. In particular, as we focus on our expansion of pharmacies in metropolitan markets, where living standards and consumer purchasing power are relatively high, we are especially susceptible to changes in economic conditions, consumer confidence and customer preferences of the urban Chinese population. External factors beyond our control that affect consumer confidence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions, and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. A decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our front-end and pharmacy sales and negatively impact our profitability. In addition, acts of war or terrorism may cause damage to our facilities, disrupt the supply of the products and services we offer in our stores, or adversely impact consumer demand. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to timely identify or otherwise effectively respond to changing customer preferences, and we may fail to optimize our product offering and inventory position.

The pharmaceutical industry in China is rapidly evolving and is subject to rapidly changing customer preferences that are difficult to predict. Our success depends on our ability to anticipate and identify customer preferences, and adapt our product selection to meet these preferences. In particular, we must optimize our product selection and inventory positions based on sales trends. We cannot provide assurance that our product selection, especially our selection of nutritional supplements and food products, will accurately reflect customer preferences at any given time. If we fail to accurately anticipate either the market for our products or customers’ purchasing habits or fail to respond to customers’ changing preferences promptly and effectively, we may not be able to adapt our product selection to customer preferences or make appropriate adjustments to our inventory positions, which could significantly reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to obtain products and maintain inventory at, and to maintain and establish leases for, our pharmacies, is dependent upon our ability to post and maintain significant cash deposits with our suppliers and landlords. Many vendors in China are unwilling to extend credit terms and instead require cash deposits, and landlords may require twelve (12) months or longer of cash deposit as security. At March 31, 2015, we had approximately $5.9 million in deposits with suppliers and approximately $2.6 million in deposits with landlords for our pharmacies. If we are unable or unwilling to establish such advances and deposits, our ability to generate sales and expand our business could be adversely affected. In general, we expect the amounts required for advances and deposits to increase as we undertake our expansion plans, complete store openings and expand our business through acquisitions or otherwise. We do not generally receive interest on the deposits made to suppliers or landlords, and such deposits are subject to loss as a result of the creditworthiness or bankruptcy of the party who holds our funds, as well as the risk from any illegal acts associated with the third party, such as conversion, fraud, theft or dishonesty. If these circumstances were to arise, we could find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with our vendors or landlords.

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

We are dependent upon our integrated information management system to monitor daily operations of our retail and wholesale businesses, and to maintain accurate and up-to-date operating and financial data for the compilation of management information. In addition, we rely on our computer hardware and network for the storage, delivery and transmission of the data of our retail and wholesale systems. If the capacity of our computer software and hardware systems fails to meet the increasing needs of our expanding operations, our ability to grow may be constrained.  Furthermore, any system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time could disrupt our normal operations. Although we believe that our computer software and hardware systems are current and that our disaster recovery plan is adequate in handling their failure, we cannot provide assurance that we can effectively carry out this disaster recovery plan and that we will be able to restore our operation within a sufficiently short time frame to avoid our business being disrupted. Furthermore, our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If any of our computer software and/or hardware systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions. Due to the limited coverage of all business interruption insurance offered in China, we do not have any business interruption insurance and, as a result, any business disruption or natural disaster could severely disrupt our business and operations and, in turn, significantly decrease our revenue and profitability.

We depend substantially on the continuing efforts of the Key Personnel, and our business and prospects may be severely disrupted if we lose their services.

Our future success is dependent on the continued services of the Key Personnel but we do not maintain key-man insurance. If we lose the services of any one of the Key Personnel, we may not be able to locate suitable or qualified replacements, which could severely disrupt our business and prospects. Each of the Key Personnel has entered into a confidentiality and non-competition agreement with us. However, if any disputes arise between us and the Key Personnel, we cannot provide assurance, in light of uncertainties associated with the PRC legal system, that any of these agreements could be enforced in China, the jurisdiction in which the Key Personnel reside and hold some of their assets. See “ Risks Related to Doing Business in China - You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management. ”

We depend on the continued service of, and on the ability to attract, motivate and retain a sufficient number of qualified and skilled personnel for our business.

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

Our operating results may fluctuate significantly. As a result, you may not be able to rely on period to period comparisons of our operating results as an indication of our future performance. Factors causing these fluctuations include, among others:

●	our ability to maintain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;

●	the frequency of customer visits to our drugstores and the quantity and mix of products our customers purchase;

●	the price we charge for our products or changes in our pricing strategies or the pricing strategies of our competitors;

●	the timing and costs of marketing and promotional programs organized by us and/or our suppliers, including the extent to which we or our suppliers offer promotional discounts to our customers;

●	our ability to acquire merchandise, manage inventory and fulfill orders;

●	technical difficulties, system downtime or interruptions that may affect our product selection, procurement, pricing, distribution and retail management processes;

●	the introduction by our competitors of new products or services;

●	the effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully and timely integrate them into our business;

●	changes in government regulations with respect to pharmaceutical and retail industries; and

●	current economic and geopolitical conditions in China and elsewhere.

In addition, a significant percentage of our operating expenses are fixed in the short term. As a result, a delay in generating revenue for any reason could result in substantial operating losses.

Moreover, our business is subject to seasonal variations in demand. In particular, traditional retail seasonality affects the sales of certain pharmaceuticals and other non-pharmaceutical products. Sales of our pharmaceutical products during our third fiscal quarter (October 1st through December 31st) benefit from the winter cold and the flu season, while sales are lower in our fourth fiscal quarter (January 1st through March 31st ) because Chinese New Year falls in that quarter each year and our customers generally pay fewer visits to drugstores during this period. In addition, sales of some health and beauty products are driven, to some extent, by seasonal purchasing patterns and seasonal product changes. Failure to effectively manage the increased sales and the increases in inventory in anticipation of such increased sales in the high sale season could have a material adverse effect on our financial condition, results of operations and cash flow.

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

An increasing percentage of pharmaceutical products that our pharmacies carry, primarily those included in the national and provincial medical insurance catalogs, are subject to price controls in the form of fixed retail prices or retail price ceilings. See “ Relevant PRC Regulations - Price Controls ” above. In addition, the retail prices of these products are also subject to periodic downward adjustments as China’s central government seeks to make pharmaceutical products more affordable to the general public. Since May 1998, the relevant authorities have ordered price reductions of thousands of pharmaceutical products. During the fiscal year ended March 31, 2015, the central government issued price reductions affecting 1,951 different prescription pharmaceutical products in China, which required us to make two price reductions. Currently, 1,893 prescription and OTC drugs that we offer are subject to price controls. Any future price controls or government mandated price reductions may have a material adverse effect on our financial condition and results of operations, including significantly reducing our revenue and profitability.

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

We currently planted gingko trees in our leased farm land. In future, However, in the future, we may continue to cultivate and sell certain herbs in bulk to a third-party vendor, based on local market prices primarily determined by TCM manufacturers and trading companies. Such market prices have increased significantly in recent years in response to changes in the supply of and demand for raw herbs, market uncertainty and a variety of additional factors that are beyond our control, including inflation, changes in weather, disease outbreaks, domestic government regulation, market speculation and overall economic conditions. There can be no assurance that market prices, which historically have fluctuated widely, will continue to increase or remain stable, and any future declines in prices may negatively impact the viability of our herb farming business.

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

We launched www.dada360.com to sell OTC drugs, medical devices and nutritional supplements online in May 2010. We also cooperated with certain third-party online platform such as Tmall and JD.com to sell our products since 2013. Given such limited operating history, it may be difficult to evaluate the website’s and our overall online performance and prospects Our ability to generate a profit from online sales remains largely unproven, our online business strategy has not been tested over time, and we cannot be certain that we will be able to successfully manage or grow our online business. We may incur significant costs as we continue to implement and improve our website

Uncertainties regarding the growth and sustained profitability of e-commerce in China could adversely affect the prospects of our online business.

While e-commerce has existed in China since the 1990s, only recently have certain e-commerce companies in China become profitable. Thus, the long-term viability and prospects of various e-commerce business models, and e-commerce in general, remain relatively untested in China. Future operating results from our online business will depend on numerous factors affecting the development of e-commerce in China, which may be beyond our control. These factors include:

●	the growth of personal computer, Internet and broadband usage and penetration in China, and the rate of any such growth;

●	the trust and confidence level of consumers in online shopping in China;

●	changes in customer demographics and consumers’ tastes and preferences;

●	the selection, price and popularity of products that we and our competitors offer online;

●	whether alternative retail channels or business models that better address the needs of consumers emerge in China;

●	the development of fulfillment, payment and other ancillary services associated with online purchases; and

●	general economic conditions, particularly economic conditions affecting discretionary consumer spending.

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

Current PRC regulations limit foreign ownership of a pharmacy operator to forty nine percent (49%) if such operator owns interests in thirty (30) or more drugstores in China that sell a variety of branded pharmaceutical products sourced from different suppliers. Since we do not own any equity interests in Jiuzhou Pharmacy (or its subsidiary Jiuxin Medicine), but control them through contractual arrangements, we do not believe that the regulations limiting foreign ownership apply to us even if Jiuzhou Pharmacy or Jiuxin Medicine expands beyond thirty (30) stores.

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

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards. Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least ten percent (10%) of their after-tax profit each year, based on PRC accounting standards, to their statutory surplus reserve fund until the accumulative amount of such reserves reaches fifty percent (50%) of their respective registered capital. As a result, our consolidated PRC entities are restricted in their ability to transfer a portion of their net income to us whether in the form of dividends, loans or advances. As of March 31, 2015, our restricted reserves totaled RMB 9,460,695 ($1,309,109). Our restricted reserves are not distributable as cash dividends. Any limitation on the ability of our consolidated operating entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

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

Risks Related to Doing Business in China

We rely on contractual arrangements with our VIE for our operations, which may not be as effective in providing control over these entities as direct ownership.

Our operations and financial results are dependent on our VIEs, Jiuzhou Pharmacy (including its subsidiaries and controlled entities), Jiuzhou Clinic and Jiuzhou Service, in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of our VIEs. These contractual arrangements are not as effective in providing control over the VIEs as direct ownership. For example, the VIEs may be unwilling or unable to perform its contractual obligations under our commercial agreements. Consequently, we would not be able to conduct our operations in the manner currently planned. In addition, the VIEs may seek to renew its agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control the VIEs, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under PRC law are inadequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire or enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

In January 2015, China’s Ministry of Commerce unveiled a draft legislation that could change how the government is regulating corporate structures, especially for VIEs controlled by foreign investments. Instead of looking at “ownership”, the draft law focused on the entities or individuals hold control of a VIE. If a VIE is deemed to be controlled by foreign investors, it may be barred from operating in restricted sectors or the prohibited sectors listed on a “negative list”, where only companies controlled by Chinese nationals could operate, even if structured as VIEs.

In the event that the draft law is implemented in any form, and that the Company’s business was characterized as one of the “restricted” or “prohibited” sectors, the VIEs the Company currently maintains contractual arrangements with may be barred from operation which will materially adversely affect our business.

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

Policies of the PRC government can have significant effects on economic conditions in China. Our interests may be adversely affected by changes in policies by the PRC government, including:

●	changes in laws, regulations or their interpretation;

●	confiscatory taxation;

●	restrictions on currency conversion, imports or sources of supplies and export tariff; and

●	expropriation or nationalization of private enterprises.

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

We rely substantially on our contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service for our revenue. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “ Governmental control of currency conversion may affect the value of your investment. ” Furthermore, if these companies incur debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual arrangements, we may be unable to pay dividends on our common shares.

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

Our financial data and audit work paper may be subject to PCAOB inspection in the near future

Our audit firm’s audit of our financial statements has not been subject to PCAOB inspection. The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and relevant professional standards. However, as our auditor is located and performs audit work in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in the PRC, is currently not inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside of the PRC have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct inspections of independent registered public accounting firms operating in the PRC makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of the PCAOB inspections.

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

As an illustration of such volatility, the closing price of our common stock during the fifty two (52) weeks preceding the date of this report ranged from a low of $1.4 to a high of $3.5. In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

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

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from the difference in the sale price of the borrowed securities and the purchase price of the replacement shares. As it is therefore in the short seller’s best interests for the price of the stock to decline, there have been incidents of short sellers publishing, or arranging to publish negative opinions in order to create negative market momentum. While traditionally these disclosed shorts have been limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, resulted in the selling of shares in the market, on occasion on a large scale and broad base. Issuers with business operations based in the PRC, that have limited trading volumes and that are susceptible to higher volatility levels than U.S. domestic large-cap stocks can be particularly vulnerable to such short attacks.

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

As of June 9, 2015, our directors and executive officers collectively controlled approximately 47.5% of our outstanding shares of stock entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit us and our shareholders. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

We are subject to reporting obligations under U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act, as amended, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. We reported certain material weaknesses involving control activities, specifically internal control weaknesses relating to finance personnel, in light of the continuing lack of sufficient experience by our accounting staff in U.S. GAAP-based reporting and SEC rules and regulations. Such material weaknesses were noted for the past five (5) fiscal years, based on factors including: (i) the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes; (ii) the significance of the audit adjustments and their impact on the overall financial statements; (iii) how appropriately we complied with U.S. GAAP on transactions; and (iv) how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis. As such, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies could be detected and/or prevented.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell their shares freely after six (6) months, subject only to compliance with the current public information requirement (which disappears after one (1) year). Affiliates may sell after six (6) months subject to compliance with the requirements under Rule 144 regarding the volume of sale, the manner of sale (for equity securities), current public information and notice. Of the 15,650,504 shares of our common stock outstanding as of June 16, 2015, approximately 8,221,,022  shares are, or will be, freely tradable without restriction, unless held by our affiliates as of such date. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock. If the Key Personnel and our service consultants were to sell their shares, they would be subject to volume and/or other restrictions imposed by Rule 144.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

We are headquartered in Hangzhou, China. We do not own any property; however, our current leased properties are as follows:

Description	Location	Size (square meters)	Lease expiration date
Principal executive office	1st Floor, Yuzheng Plaza, No. 76, Yuhuangshan Road, Hangzhou, Zhejiang Province, China	15,620	December 31,2020

Distribution center	3rd Floor, Building 3, No. 10, Kanghui Road, Gongshu District, Hangzhou, Zhejiang Province, China	44,133	January 14, 2016

Office for Shouantang Technology (1)	Room 616, No. 33, Xiangyuan Road, Gongshu District, Hangzhou, Zhejiang Province, China	538	August 24, 2014

Office for Quannuo Technology (1)	4rd Floor, Building 3, No. 10, Kanghui Road, Gongshu District, Hangzhou, Zhejiang Province, China	523	January 14, 2016

Pharmacies (1)	Various locations in Hangzhou, Zhejiang Province, China	Range from 79 to 1,713	June 2015 to November 2021

Farmland for herb cultivation (2)	Qianhong Township, Hangzhou, Zhejiang Province, China	48.6 acres	February 1, 2040

Land (2)	Qianhong Township, Hangzhou, Zhejiang Province, China	4.6 acres	February 1, 2040

(1)	As of the date of this report, we have 2 operating leases in connection with offices for Shouantang Technology and Quannuo Technology, as well as our 59 pharmacies. See Note 10, “Long Term Deposits,” and Note 24, “Commitments and Contingencies” to the Financial Statements. The leases do not contain any material escalating lease payments or contingent rental payment terms. We must negotiate with the landlords for an extension of the current leases or enter into new leases upon their termination, upon which our landlords may request a rent increase. Under applicable PRC law, we have priority over other potential lessees with respect to the leased store space on the same terms. We also do not expect any significant difficulties in renewing, where desired, the existing leases upon their expiration. Our community stores are normally relatively small in size and the facilities inside the store are easily movable. As a result, we do not expect our drugstore operations to be materially and adversely affected by any failure to renew current leases or enter into new leases.

(2)	We lease the land from The People’s Government of Qianhong Village under a 30-year lease entered in February 2010. The rent for the land was prepaid in full in May 2010. See Note 11, “Other Noncurrent Assets,” and Note 24, “Commitments and Contingencies,” to the Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder holding more than five percent of our common stock, is an adverse party or has a material interest adverse to our company.

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

	Low	High
Fiscal Year 2015
Quarter ended March 31, 2015	$2.33	$3.27
Quarter ended December 31, 2014	$1.4	$3.5
Quarter ended September 30, 2014	$1.25	$2.43
Quarter ended June 30, 2014	$1.43	$2.29

Fiscal Year 2014
Quarter ended March 31, 2014	$0.97	$2.84
Quarter ended December 31, 2013	$0.65	$1.99
Quarter ended September 30, 2013	$0.47	$0.81
Quarter ended June 30, 2013	$0.55	$1.01

Based on the records of our transfer agent, we had 15,650,504 shares of common stock issued and outstanding as of June 11, 2015.

Holders

Based on the records of our transfer agent, there were 22 stockholders of record of our common stock as of June 11, 2015 (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

None during the three months ended March 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. We currently have 59 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the year ended March 31, 2015, we opened three new pharmacy and acquired eight pharmacies in Hangzhou.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions.  The significant accounting policies and related judgments and estimates used to prepare our financial statements are identified in Note 2 to our consolidated financial statements accompanying this report.  We have not made any material changes in the methodology used in our accounting policies.

Results of Operations

Comparison of years ended March 31, 2015 and 2014

The following table summarizes our results of operations for the years ended March 31, 2015 and 2014:

	Years Ended March 31,
	2015		2014
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenues	$76,895,732	100.0%	$66,154,587	100.0%
Gross profit	$12,438,025	16.2%	$5,727,486	8.7%
Selling expenses	$10,416,451	13.5%	$13,688,771	20.7%
General and administrative expenses	$313,390	0.4%	$11,268,857	17.0%
Income (Loss) from operations	$1,708,184	2.2%	$(19,230,142)	(29.1)%
Other income (expense)	$295,018	0.4%	$(8,412)	0.0%
Impairment of long-lived assets	$(1,053,765)	(1.4)%	$(4,995,012)	(7.6)%
Impairment of agricultural inventory	$-	0.0%	$(820,637)	(1.2)%
Changes in fair value of purchase option derivative and warrants liability	$(36,411)	(0.0)%	$(257,097)	(0.4)%
Income tax expenses	$57,398	0.1%	$44,870	0.1%
Net income (loss) attributable to controlling interest	$856,557	1.1%	$(25,356,136)	(38.3)%
Net loss attributable to noncontrolling interest	(930)	(0.0)%	(34)	(0.0)%

Revenue

Due to the expansion of our retail drugstores and online pharmacy business, revenue increased by $10,741,145 or 16.2% for the year ended March 31, 2015, as compared to the previous fiscal year, partially offset by a decrease in our wholesale business. The following table breaks down the revenue for our four business segments for the years ended March 31, 2015 and 2014:

	Years ended March 31,
	2015		2014
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$48,799,736	63.5%	$40,096,781	60.6%	$8,702,955	21.7%
Revenue from online sales	14,879,397	19.4%	7,560,135	11.4%	7,319,262	96.8%
Sub-total of retail revenue	63,679,133	82.9%	47,656,916	72.0%	16,022,217	33.6%

Revenue from wholesale business	13,216,599	17.1%	18,497,671	28.0%	(5,281,072)	(28.5)%
Revenue from herb farming business	-	-%	-	-%	-	N/A
Total revenue	$76,895,732	100.0%	$66,154,587	100.0%	$10,741,145	16.2%

Retail drugstores sales, which accounted for approximately 63.5% of total revenue for the year ended March 31, 2015, increased by $8,702,955, or 21.7%, to $48,799,736. Same-store sales increased by approximately $8.0 million, or 21.2%, while our new stores contributed approximately $1.1 million in revenue in the year ended March 31, 2015. The increase in same-store sales reflects the implementation of key drugstore operational strategies such as promoting sales through our doctors and clinics, the stringent performance-based internal staff assessments that stimulate sales, the increased adaptability to community demand, the experienced operational management in our stores, and the close cooperation with certain large vendors such as SANOFI. The reason that our overall increase in our total revenue is in a less percent comparing to our same-store sales and contribution of our new stores was because all Shanghai subsidiaries had canceled their SAIC registration. Although these stores were underperforming, they nevertheless contributed approximately $0.7 million in revenue prior to their closures in the year ended March 31, 2014. Our store count increased to 59 as of December 31, 2015, from 48 stores as of March 31, 2014, as a net effect of opening three new stores in Hangzhou, and acquiring and relocating eight Sanhao stores.

Our online pharmacy sales increased by approximately $7,319,262, or 96.8% for the year ended March 31, 2015, as compared to the year ended March 31, 2014. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. In the year ended March 31, 2015, we have expanded our cooperation with e-commerce platforms, including Taobao, JD.com and Amazon.com, by posting and selling our products on their online platforms. Such arrangements have exposed our online presence to a wider consumer base. In addition, we have spent considerable efforts identifying popular products that can drive sales, while maintaining our attention on cost. We have signed a service agreement with Alipay (China) Internet Technology Ltd. ("Alipay") to launch an online payment service ("Alipay Service") for our customers. With over 300 million registered users and over 200 partnering financial institutions, Alipay is China's dominant third-party online payment service provider which processes about 50% of China's e-commerce transactions, including mobile payments. Our cooperation with Alipay gives us a great opportunity to get access to Alipay's registered users who, like most Chinese consumers, are seeking more convenient pharmacy shopping experiences. Additionally, potential Chinese government’s authorization on online sales of prescription drugs in late 2015 may increase online pharmacy sales in the future.

We have actively searched for new ways to grow our online sales. Starting from January 2015, we have strengthened our cooperation with certain large insurance companies in China such as The People’s Insurance Company (Group) Of China Limited, to sell online products to their customers who have health insurance with them. It is expected that commercial insurance will expand quickly in China, especially after the government has started controlling its Social Health Insurance (“SHI”) budget. In March 2015, we signed an agreement to set up a joint venture, with a Pharmacy Benefit Management (“PBM”) provider in China, which owns and operates Yikatong (the "E-Pharmacy-Card"), a popular pharmacy and health insurance benefit card with over 180,000 current users, who are customers insured with these large insurance companies. The joint venture agreement requires the PBM provider to direct the majority of its online E-Pharmacy-Card transactions to our official online pharmacy site. We expect this cooperation will drive up our online sales and profit margin.

Wholesale revenue decreased by $5,281,072 or 28.5% primarily as a result of discontinuing volume-driven sales strategy and slow marketing progress made by our new wholesale team since they took over in late 2013. At present, the majority of drug sales still occur at hospitals in China. As local hospitals had stronger ties with their existing suppliers, during the year ended March 31, 2015, we had not been able to make significant progress. Until we can establish a new customer base and are granted to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to expand in the immediate future.

In the years ended March 31, 2015 and 2014, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough to harvest. Usually, the longer it grows, the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the year ended March 31, 2015, we did not plant any other herbs that were ready to be harvested as of March 31, 2015. We anticipate that we will continue growing trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $6,710,539, or 117.2%, in the year ended March 31, 2015, primarily due to our ten-year anniversary promotional campaign and discounted wholesale prices during the year ended March 31, 2014 while there were no such promotional campaign and discounted programs during the year ended March 31, 2015.  At the same time, gross margin increased from 8.7% to 16.2% primarily because we discounted prices for certain products in our wholesale sector in the year ended March 31, 2014.  The average gross margins for each of our four business segments are as follows:

	Years ended
	March 31,
	2015		2014
Average gross margin
retail drugstores		$19.5%		$16.1%
online sales		$14.1%		$13.5%
wholesale business		$6.2%		$(10.7)%
farming business	$	N/A	$	N/A

Retail drugstores gross margin increased primarily due to the lack of certain promotion activities such as the promotional campaign commemorating our ten-year anniversary and Shanghai store-close sales which occurred in the year ended March 31, 2014. Excluding such effects, the retail drugstores gross margin actually decreased from fiscal 2014 to fiscal 2015 due to lower sale prices caused by strong market competition and the implementation of government subsidies to all drugs sold at public hospitals in Zhejiang Province. The China Food and Drug Administration (the “CFDA”) continued to add more drugs into its drug retail price controls list. Although most of our drug prices were already within the price limit as regulated by the government, we adjusted our prices from time to time to maintain competitiveness in the market. Furthermore, since April 2014, local public hospitals in Zhejiang Province have been required to sell at cost for all drugs listed in China’s “Essential Drug List”, which consists of the majority of drugs sold at hospitals, especially community hospitals. In turn, local governments reimburse these hospitals with subsidies. Confronted with low or no profit margin sales and government subsidies to hospitals, we have to maintain low profit margins in order to attract customers.

Gross margin of online pharmacy sales are usually lower than gross margin of drugs sold at physical drugstores. It also varies from time to time depending on the products we carry. However, the gross margin of our online pharmacy sales are higher than our offline pharmacy sales due to the following factors. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. In order to drive sales in competition for online customers on e-commerce platforms, we lowered our sale prices on these e-commerce platforms. In order to keep our competitiveness and drive sales growth, we may keep low sales prices on these e-commerce platforms in the long run while keep watching on our bottom line profit. On the other side, we have strengthened our cooperation with certain large insurance companies in China such as The People’s Insurance Company (Group) Of China Limited, to sell online products to their insured customers. As these customers’ commercial insurances are usually the premium packages on top of the customers’ National Basic Social Health Insurance (“SHI”), they tend to purchase premium health products having high profit margin. As a result, our sale profit margins were driven up by the sales to these customers who have commercial insurances. As mentioned above, in March 2015, we signed an agreement to set up a joint venture, with a PBM provider in China, which requires the PBM provider to direct the majority of its online E-Pharmacy-Card transactions to our official online pharmacy site We expect this cooperation will drive up our online sales and profit margin.

Wholesale gross margin increased primarily due to discounted wholesale prices in the year ended March 31, 2014 while we did not offer such discounted prices in the year ended March 31, 2015. Although we were actively marketing our products to major local hospitals and other pharmacies, we had not been able to make significant progress. Until we are able to obtain provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to keep low profit margin in order to drive sales.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $3,272,320, or 23.9%, during the year ended March 31, 2015, as compared to the previous fiscal year. The reduction is primarily attributable to last year’s promotional activities such as product giveaways at cost of approximately $2.96 million to our members to commemorate our ten-year anniversary and to foster our members’ loyalty. As a result, such expenses as a percentage of our revenue decreased to 13.5% from 20.7% for the same period a year ago.  We do not expect future sales and marketing expenses to deviate significantly from its current levels.

General and Administrative Expenses

General and administrative expenses decreased by $10,955,467, or 97.2%, during the year ended March 31, 2015, as compared to the previous fiscal year. The decrease was a net effect of a reversal of approximately $5.4 million of reserve for advances to suppliers, which is due to collection of goods or cash against the aged account during the year ended March 31, 2015 and a reversal of an approximately $2.2 million of reserve for accounts receivable, which is attributable our continuing collection efforts in the year ended March 31, 2015, as compared to an approximately $4.4 million bad debt expense for advances to customers and accounts receivable during the year ended March 31, 2014. Excluding such net effects, general and administrative expense increased by approximately $1.0 million primarily related to our retail drugstore and online pharmacy expansion.

Impairment of Long-lived Assets

We recorded an impairment of long-lived assets of $1,053,765 for the obsolete fixed assets in Jiuyingtang, a health club which has been closed in the year ended March 31, 2015. Such impairment was made after we estimated that the implied fair value of long-lived assets was lower than the carrying value.

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

Impairment of Agricultural Inventory

We recorded an impairment of agricultural inventory of $820,637 for the year ended March 31, 2014. Such impairment was made after we estimated that the implied fair value of the Ginkgo trees planted in Qianhong Agriculture’s farmland was lower than the carrying value. Accordingly, we impaired agricultural inventory in the amount of $820,637 during the year ended March 31, 2014. We had no further impairment in the year ended March 31, 2015.

Income (loss) from Operations

Income from operations increased by $20,938,326 during the year ended March 31, 2015, as compared to the previous fiscal year, resulting in an operating income of $1,708,184 for the year ended March 31, 2015, as compared to an operating loss of $19,230,142 for the fiscal year ended March 31, 2014.  Operating margin for the fiscal years ended March 31, 2015 and 2014 was 2.2% and (29.1)%, respectively.

Income Taxes

Income tax expense increased by $12,528 during the year ended March 31, 2015, as compared to the previous fiscal year, as a result of the decrease in loss from Operation.

Net Income (loss)

As a result of the foregoing, net income increased by $26,211,798 in the year ended March 31, 2015 from net loss in the year ended March 31, 2014 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  In the year ended March 31, 2015, we collected certain aged accounts receivables from certain wholesale customers that we ceased doing business with. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1 - 3 months	$6,923,542	$453,915	$1,222,814	$-	$8,600,271
4 - 6 months	49,844	39,563	235,224	-	324,631
7 - 12 months	32,946	4,575	648,216	-	685,737
Over one year	95,144	-	1,768,839	633,939	2,497,922
Allowance for doubtful accounts	(176,418)	(8,347)	(2,052,114)	(633,939)	(2,870,818)
Total accounts receivable	$6,925,058	$489,706	$1,822,979	$-	$9,237,743

Accounts receivable from our retail drugstores business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  In the year ended March 31, 2015, we wrote off an approximately $253,193 of uncollectible amounts from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

Accounts receivable from our online pharmacy business mainly consist of collectible from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us in ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as pharmaceutical distributors. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. In addition, the new management team came on board and started implemented a stricter credit policy in August 2013. Furthermore, the new management team expended significant efforts in clearing outstanding balances with certain customers and suppliers. In the year ended March 31, 2015, we were able to continually collect certain aged accounts. As a result, we reversed approximately $2,160,255 in allowance.

Subsequent to March 31, 2015 and through May 31, 2015, we collected $5,243,673, in receivables relating to our drugstore business, $1,324,786 relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1 - 3 months	$-	$-	$4,774,827	$-	$4,774,827
4 - 6 months	-	-	-	-	-
7 - 12 months	-	-	3,454	-	3,454
Over one year	-	-	1,164,585	-	1,164,585
Allowance for doubtful accounts	-	-	(1,225,514)	-	(1,225,514)
Total advances to suppliers	$-	$-	$4,717,352	$-	$4,717,352

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchase on certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of March 31, 2015.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors.  We typically receive products from vendors within three to nine months after making prepayments.  We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal recourse.  If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off.  To facilitate its initial expansion, Jiuxin Medicine made significant prepayments to certain vendors.  Lack of timely supplier account reconciliation caused by several accounting staff rotations delayed the monitoring of such accounts.  To accommodate potential loss in advances to suppliers, we made reserve for amounts considered to be uncollectible. As previously discussed, Jiuxin Medicine transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and since then we have tightened our customer credit policy and strengthened monitoring of uncollected receivables. During the year ended March 31, 2015, we were able to continually collect and sold goods from certain suppliers which we made advances to in the past. As a result, we reversed approximately $5,374,925 in allowance. In addition, the new management team came on board and started implemented a stricter credit policy since August 2013. As a result, we do not expect a significant increase in bad debts going forward.

Liquidity and capital resources

In summary, our cash flows for the periods indicated are as follows:

	Years ended
	March 31,
	2015	2014
Net cash provided by operating activities	$1,063,218	$684,116
Net cash used in investing activities	$(4,358,250)	$(2,113,041)
Net cash provided by financing activities	$2,868,247	$1,207,502

For the fiscal year ended March 31, 2015, net cash provided by operating activities amounted to $1,063,218, as opposed to net cash provided by operating activities of $684,116 a year ago. The change in cash used in operating activities period over period is primarily attributable to an increase of $26,211,798 in net income, and an increase of $2,281,982 provided by customer deposits, partially offset by increase in non-cash transaction adjustments of $19,693,214, an increase of $5,622,205 used in accounts receivable, an increase of $1,126,981 in impairment of license and permit, an increase of $2,481,792 in impairment of prepayment of lease use right, an increase of $2,597,175 used in advances to suppliers, and an increase of $1,210,506 used in other receivables.

For the fiscal year ended March 31, 2015, net cash used in investing activities amounted to $4,358,250 as opposed to net cash used in investing activities of $2,113,041 a year ago. The increase of $2,245,208 was a result of the purchase of bank short-term financial assets of $1,307,200 (see Note 3) and an increase in fixed assets purchase of $961,373 related to new store openings. In addition, we purchased Sanhao Pharmacy in October 2014 and recorded the value of $1,585,118 for license as an intangible asset.

Net cash provided by financing activities was $2,868,248 for the fiscal year ended March 31, 2015, primarily from an increase in the repayment of notes payable of $7,331,397, partially offset by a decrease in restricted cash of $4,910,148.

As of March 31, 2015, we had cash of approximately $4,023,581.  Our total current assets as of March 31, 2015, were $42,286,622 and our total current liabilities were $41,959,871, which resulted in a net working capital of $326,751.

Capital Resources

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending March 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2016	$3,265,512	$113,449	$189,140	$-	$3,568,101
2017	2,154,469	133,501	154,623	-	2,442,593
2018	1,790,078	139,305	150,914	-	2,080,297
2019	1,364,959	139,305	150,914	-	1,655,178
2020	562,102	139,305	150,914	-	852,321
Thereafter	202,702	174,131	37,728	-	414,561
Total	$9,339,822	$838,996	$834,233	$-	$11,013,051

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements or otherwise disclosed in this report were as follows:

	March 31, 2015	March 31, 2014
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1634	USD1: RMB 0.1623

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1625	USD1: RMB 0.1626

No representation is made that RMB amounts have been, or would be, converted into USD at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Other than those previously reported in the Company’s current report on Form 8-K filed with the SEC on April 9, 2015, there were no reportable events under this item during the past two fiscal years and the subsequent interim period.

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

As of March 31, 2015, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were ineffective. Such conclusion is due to the presence of material weakness in internal control over financial reporting as described below. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in the Internal Control-Integrated Framework. We are responsible for establishing and maintaining adequate internal control over financial reporting. Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2015 due to the following material weaknesses:

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

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2015 considered the same factors, including:

●	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;

●	the significance of the audit adjustments’ impact on the overall financial statements;

●	how adequately we complied with U.S. GAAP on transactions; and

●	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel continues to be a material weakness as of March 31, 2015, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

During the fiscal year ended March 31, 2014, we hired an outside financial consulting firm with qualified and experienced people to help us prepare financial statements and related disclosures in compliance with US GAAP. In addition, we have hired additional accounting staff to help us prepare supporting accounting documentation and information. We have also retained a financial advisor who monitors our corporate performance and provides financial advice to us. During the fiscal year ended March 31, 2015, we continued to hire outside financial consultant to monitor the accounting reporting. Although we believe that we have made significant progress, our efforts to date have not yet been sufficient to fully remediate such weaknesses. As such, we will continue our efforts during the fiscal year ending March 31, 2016, although there can be no assurance that compliance will be achieved in this time frame.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age(1)	Position	Date of Appointment
Lei Liu	50	Chief Executive Officer and Chairman of the Board of Directors	September 17, 2009
Ming Zhao	39	Chief Financial Officer	August 1, 2011
Li Qi	42	Secretary and Director	October 23, 2009
Zhimin Su (2) (3) (4)	38	Director	November 30, 2012
Taihong Guo (2) (3) (4)	64	Director	January 1, 2013
Genghua Gu (2) (3) (4)	64	Director	March 28, 2014

(1)	As of the date of this report.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Nominating Committee.

Biographical Information of Our Current Directors and Executive Officers

Lei Liu has served as our Chief Executive Officer and Chairman of our Board of Directors since September 17, 2009. Mr. Liu is one of the three founders of Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) (Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiaries of Jiuzhou Pharmacy, collectively as “HJ Group”), and has been the executive director of Jiuzhou Pharmacy since September 2003 and the supervising director of Jiuzhou Service since November 2005. From December 1997 to August 2003, Mr. Liu worked in Tai He Drugstore as a general manager. From September 1992 to November 1997, Mr. Liu was an administration official of Hangzhou Medical Junior College, his alma mater, where he was also a researcher and an anatomy instructor from September 1983 to July 1992. Mr. Liu has been a licensed researcher in the PRC since September 1988. As the founder and CEO responsible for our vision and direction, Mr. Liu is invaluable to us and our Board of Directors.

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

Li Qi is one of the three founders of HJ Group. Ms. Qi has served as our secretary since October 23, 2009, and is currently the general manager of both Jiuzhou Pharmacy and Jiuzhou Service. From January 2000 to June 2003, Ms. Qi worked in Zhejiang Yikang Drugstoreas a general manager. From October 1991 to January 2000, Ms. Qi worked in the Branch Hospital of Hangzhou No. 1 People’s Hospital as a nurse. Ms. Qi is a licensed TCM pharmacist in the PRC and is a 1991 graduate of Hangzhou Nurse School. As the founder and secretary overseeing our day-to-day corporate operations, Ms. Qi is highly qualified to serve on our Board of Directors.

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

Taihong Guo has been the President of the Zhejiang Province Pharmaceutical Industry Association, which has over 300 local pharmaceutical enterprises as members, since December 2012, and serves as a bridge between its members and the Zhejiang Food and Drug Administration (“FDA”). He was previously the Chief of the Hangzhou FDA from January 2003 to September 2009, and an Inspector from September 2009 to June 2012. From February 2010 to January 2012, he also chaired the Board of Supervisors at three private companies in Hangzhou: Hangzhou Industrial Assets Management Co., Ltd., a state-owned asset management company, Hangzhou Qingchunbao Group Co., Ltd., a leading supplier of traditional Chinese medicine and nutritional supplements throughout China, and Hangzhou Information Technology Co., Ltd., a state-owned asset management company focusing on technology companies. None of these companies is related to or affiliated with the registrant. Mr. Guo holds a bachelor degree in automotive designs from Jiangsu University (formerly Zhengjiang Nongji Institute), an associate degree in law from the Open University of China, Zhejiang Campus, and a bachelor degree in business management from the Central Party School. The Board has determined that Mr. Guo should serve as a director given his experience and working knowledge of the Hangzhou FDA, as well as his considerable contacts within the pharmaceutical industry in Hangzhou.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended march 31, 2014, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, for the fiscal year ended March 31, 2015, our directors, executive officers and holders of ten percent (10%) or more of our common stock complied with Section 16(a) filing requirements applicable to them except as follows: the Form 4s filed on November 25, 2014 by six of our directors, executive officers and holders of ten percent or more of our common stock,, which reported certain shares and stock options granted under the Company’s 2010 Equity Incentive Plan and were due on November 20, 2014, were not timely filed.

The Board of Directors and Committees

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operation of our businesses. We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills, and who are willing to engage with the management and each other in a constructive and collaborative fashion. We also seek directors who have the ability and commitment to devote significant time and energy to service on the board and its committees. We believe that all of our directors meet the foregoing qualifications.

Based on the information submitted by Ms. Zhimin Su, Mr. Taihong Guo, and Dr. Genghua Gu, our Board of Directors has determined that each of them is independent under Rule 5605(a)(2) of The NASDAQ Listing Rules.

Our Board of Directors has three (3) committees. During the fiscal year ended March 31, 2015, our Board of Directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of Directors	6	5
Audit Committee	1	1
Compensation Committee	4	4
Nominating Committee	1	0

Audit Committee

Our Audit Committee operates under a written charter, a copy of which is available on our website at http://www.chinajojodrugstores.com under the tabs “Investor”–“Corporate Governance”–“Documents”, and is composed of our three (3) independent directors. Our Board of Directors has determined, based on information furnished by Ms. Zhimin Su and other available information, that she meets the requirements of an “audit committee financial expert” as that term is defined in the rules promulgated under the Securities Act and the Exchange Act, and has accordingly designated her as such. Our Board of Directors has also appointed her chairperson of the committee.

The responsibilities of our Audit Committee include:

●	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

●	appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm, and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

●	overseeing the independent registered public accounting firm, including reviewing its independence and quality control procedures, as well as the experience and qualifications of the audit personnel that are providing audit services to us;

●	meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters; and

●	reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full Board of Directors for approval.

Compensation Committee

Our Compensation Committee operates under a written charter, a copy of which is available on our website at http://www.chinajojodrugstores.com under the tabs “Investor”–“Corporate Governance”–“Documents”, and is made up of our three (3) independent directors. Taihong Guo is chairperson of the committee. Our Compensation Committee oversees and, as appropriate, makes recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and our employees, and other employee policies; it also provides assistance and recommendations with respect to our compensation policies and practices.

Nominating Committee

Our Nominating Committee operates under a written charter, a copy of which is available on our website at http://www.chinajojodrugstores.com under the tabs “Investor”–“Corporate Governance”–“Documents”, and is made up of our three (3) independent directors. Genghua Gu is chairperson of the committee. Our Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting, fills any vacancies on our Board of Directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices.

Code of Ethics

The Company’s Code of Ethics, which applies to all officers, directors and employees, was adopted by the Board on March 15, 2010. The Code of Ethics was filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2010, a copy of which is available on our website at http://www.chinajojodrugstores.com under the tabs “Investor”–“Corporate Governance”–“Documents”.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two (2) fiscal years. No other executive officer received compensation in excess of $100,000 during the fiscal year ended March 31, 2015.

Summary Compensation Table
Name and Principal Position	Fiscal Year ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu, CEO (2)(3)	2014 2015	32,460 32,703	-0- -0-	153,600 302,400	-0- -0-	-0- -0-	-0- -0-	-0- -0-	186,060 335,103

Ming Zhao, Current CFO (4)	2014 2015	88,000 88,000	-0- -0-	57,600 113,400	-0- -0-	-0- -0-	-0- -0-	-0- -0-	145,600 201,400

(1)	Reflects the full fair value of stock issued during the applicable fiscal year for financial statement reporting purposes.
(2)	Salary as reported is based on interbank exchange rate of RMB 6.1538 to $1.00 on March 31, 2015, and RMB 6.1614 to $1.00 on March 31, 2014.
(3)	Mr. Liu’s compensation under “Stock Awards” for the fiscal year ended March 31, 2015, comes from the restricted stock award granted to him on November 18, 2014 under the China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”).
(4)	Mr. Zhao’s compensation under “Stock Awards” includes 60,000 shares issued to him during the fiscal year ended March 31, 2015, under the Plan.

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

Agreements with Ming Zhao

We entered into an employment agreement with Mr. Zhao dated as of August 1, 2011, under which Mr. Zhao is serving as our Chief Financial Officer for a term of two years commencing August 1, 2011, for annual compensation of $100,000, payable in monthly installments, as well as a one-time grant of 40,000 shares of our common stock (the “Shares”) under our 2010 Equity Incentive.  The term of the employment was extended verbally for another two (2) years with an amended annual compensation of $88,000 starting from October 2012. The term of the employment was extended verbally for another one (1) years with an amended annual compensation of $88,000 starting from October 2014. Mr. Zhao is also entitled to expense reimbursement and to be included as an insured under our directors and officers insurance policy with coverage of $5,000,000. During his employment, Mr. Zhao is subject to certain restrictive covenants, including (i) prohibition against engaging in any work that competes with us and our business and soliciting our customers, potential customers and employees, and (ii) requirement to maintain our confidential information.

Mr. Zhao’s employment agreement terminates upon his death or disability. If Mr. Zhao is unable to perform his duties for 60 days during any 12 month period, we may terminate the employment agreement upon 30-day written notice. We may also terminate the employment agreement for cause, upon notice if at any time Mr. Zhao commits (a) fraudulent, unlawful or grossly negligent conduct in connection with his employment duties; (b) willful misconduct; (c) willful and continued failure to perform his duties; (d) any felony or any crime involving moral turpitude; (e) any violation of any of our material policies; or (f) any material breach of any written agreement with us. Mr. Zhao may terminate his employment agreement immediately upon written notice if we breach our agreement with him.

Outstanding Equity Awards at Fiscal Year Ended March 31, 2015

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable	Equity incentive plan awards: number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Lei Liu (1)	-	-	180,000	2.50	Nov.18, 2022-	-	-	-	$-
Ming Zhao (1)	-	-	125,000	2.50	Nov.18, 2022-	-	-	-	$-
Li Qi (1)	-	-	30,000	2.50	Nov.18, 2022-	-	-	-	$-

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	967,000	2.50	2,290,798
Equity compensation plans not approved by security holders	-	-	-
TOTAL	967,000	2.50	2,290,798

Discussion of Summary Compensation and Grants of Plan-based Awards Tables

A summary of certain material terms of our existing compensation plans and arrangements is set forth below.

On September 21, 2010, our Board of Directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”). The maximum number of shares that may be issued under the Plan is 2,025,000 shares of our common stock. The Plan was approved by our shareholders at our annual meeting held on November 2, 2010. Under the Plan, the Company may issue common stock and/or options to purchase common stock to our officers, directors, employees and consultants. The Plan is administered either by our Board of Directors or a committee that it designates comprising of at least two (2) “non-employee” directors. The board (or the committee, if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of March 31, 2015, there were 901,103 shares of our common stock remaining available for future issuance under the Plan.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended March 31, 2015:

Director Compensation Table
Name	Fiscal Year ended March 31,	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu (2)	2015	32,703	-302,400-	-0-	-0-	-0-	-0-	335,103
Li Qi (2)	2015	22,350	-189,000-	-0-	-0-	-0-	-0-	211,350
Zhimin Su	2015	13,000	-18,900-	-0-	-0-	-0-	-0-	31,900
Taihong Guo	2015	6,000	-18,900-	-0-	-0-	-0-	-0-	24,900
Genghua Gu	2015	6,000	-18,900-	-0-	-0-	-0-	-0-	24,900

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes.
(2)	Compensation is reflected in the Summary Compensation Table on page 49 above.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on June 9, 2015, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
Executive officers and directors: (1)	Number of Shares beneficially owned (2)	Percentage of class beneficially owned (3)
Lei Liu, Chief Executive Officer and Chairman of the Board of Directors (4)	6,991,482	44.7%
Ming Zhao, Chief Financial Officer	159,000	1.0%
Li Qi, Secretary and Director (4)	6,249,000	40.0%
Zhimin Su (5)	20,000	* %
Taihong Guo (6)	20,000	* %
Genghua Gu (7)	20,000	* %
All directors and executive officers as a group (6 persons)	7,429,482	47.5%

5% Shareholders: (1)
Super Marvel Limited (4)	6,030,000	38.5%
Chong’an Jin (4)	6,049,000	38.6%

*           Less than 1%.

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 1st Floor, Yuzheng Plaza, No. 76, Yuhuangshan Road, Hangzhou, Zhejiang Province, China, 310002.
(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 15,650,504 shares outstanding as of June 11, 2015.
(4)	The address of Super Marvel Limited (“Super Marvel”) is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. The owners of Super Marvel are Lei Liu (39%), Li Qi (30%) and Chong’an Jin (31%). They are also its directors. As such, they are deemed to have or share investment control over Super Marvel’s portfolio. According to Rule 13d-5, when two or more persons agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of an issuer, the group formed thereby shall be deemed to have acquired beneficial ownership, for purposes of sections 13(d) and (g) of the Exchange Act, as of the date of such agreement, of all equity securities of that issuer beneficially owned by any such persons. As a result, 6,030,000 shares of common stock held by Super Marvel reported herein as beneficially owned by each of Mr. Liu, Ms. Qi and Mr. Jin, which they in turn own indirectly through their respective ownership of Super Marvel.
(5)	Ms. Su’s address is: 3601B The Center, Changle Road, Xuhui District, Shanghai, China.
(6)	Mr. Guo’s address is: 7th Floor, Qingchunbao Group, No. 555 Xixi Road, Hangzhou, China.
(7)	Dr. Gu’s address is: No.1, Xueshi Road, Hangzhou, China.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our Officers and Directors’ Relationship with Us, Our Subsidiaries and VIE

As described in “ Business - Our Corporate History and Structure ” above, we control HJ Group through contractual arrangements between Jiuxin Management, our wholly-owned subsidiary, and each of Jiuzhou Pharmacy, Jiuzhou Medical and Jiuzhou Clinic. HJ Group is owned by Mr. Lei Liu, Mr. Li Qi and Mr. Chong’an Jin (the “Key Personnel”), two (2) of whom also hold positions as our executive officers and/or directors. Because the Key Personnel also collectively own a substantial amount of our issued and outstanding common stock, we believe that our interests are aligned with those of HJ Group and the Key Personnel. However, see “ Risk Factors - Risks Related to Our Corporate Structure - Our contractual arrangements with HJ Group and the Key Personnel may not be as effective in providing control over these entities as direct ownership,” and “Management members of HJ Group have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Other Related Party Transactions

	March 31, 2015	March 31, 2014
Due to Key Personnel (1):	$576,818	$576,818
Due to director (2):	2,152,922	1,807,476
Total	$2,729,740	$2,384,294

(1)	As of March 31, 2015 and 2014, amount due to Key Personnel represents contributions from the Key Personnel to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements. Such contributions are to be returned to the directors upon demand.
(2)	Mr. Lei Liu lent approximately $600,000 to purchase a land use right. The Company leases Mr. Lei Liu’s houses for operation in the amount of approximately $97,500 in rent accrued to Mr. Lei Liu. In addition, Mr. Lei Liu personally lent to the Company to facilitate its payments of professional fees in the United States due to the restriction on currency conversion between Renminbi and U.S. Dollars and for working capital.

We also lease a retail space from Mr. Liu under long-term operating lease agreements, which is valid until September 2015. For the fiscal years ended March 31, 2015 and 2014, $268,230 and $0 was paid to Mr. Liu for such leases, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our current principal independent auditor is BDO China Shu Lun Pan Certified Public Accountants LLP ("BDO China")whom we engaged on April 7, 2015. Friedman LLP (“Friedman”) was our auditor till dismissed on April 7, 2015, The following table shows the fees for audit and other services provided by BDO China and Friedman in relation to our 2015 and 2014 fiscal years:

	For the Fiscal Years ended March 31,
	2015	2014
Audit Fees (1)	$200,000	$240,000
Audit-Related Fees (2)	10,000	10,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$210,000	$250,000

(1)	Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees: This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”
(3)	Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees: This category consists of fees for other miscellaneous items.

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

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2	Share Exchange Agreement among Kerrisdale Mining Corporation, certain of its stockholders, Renovation Investment (Hong Kong) Co., Ltd. and its shareholders dated September 17, 2009 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on July 14, 2008 (2)
3.3	Articles of Merger filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws (1)
3.5	Text of Amendments to the Bylaws (2)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (6)
4.1	Specimen of Common Stock Certificate (1)
4.2	2010 Equity Incentive Plan (8)
10.1	Consulting Services Agreement between Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) and Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”) dated August 1, 2009 (3)
10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)

Exhibit Number	Description
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Consulting Services Agreement between Jiuxin Management and Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”) dated May 15, 2012 (10)
10.29	Operating Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.30	Voting Rights Proxy Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.31	Equity Pledge Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.32	Option Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.33	Director Offer Letter with Zhimin Su dated November 30, 2012 (11)
10.34	Director Offer Letter with Taihong Guo dated January 1, 2013 (12)
10.35	Director Offer Letter with Genghua Gu dated December 9, 2013 (13)
10.36	Office Lease dated December 18, 2013 (14)
10.37	Acquisition Agreement between Jiuzhou Pharmacy and Sanhao Pharmacy dated October 9, 2014 (15)
10.38	Form of the Restricted Stock Award Agreement (16)
10.39	Form of the Non-statutory Stock Option Agreement (16)
14.1	Code of Business Conduct and Ethics (5)
16.1	Letter from Friedman LLP, dated April 7, 2015 (17)
21.1	List of Subsidiaries *
23.1	Consent of Independent Publicly Registered Accounting Firm, BDO China Shu Lun Pan Certified Public Accountants LLP*
23.2	Consent of Independent Publicly Registered Accounting Firm, Friedman LLP*
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer *
99.1	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.2	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (7)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on November 28, 2007
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 15, 2008
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 24, 2009
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 30, 2009
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2010
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 14, 2010
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed on June 29, 2010
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 3, 2010
(9)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2011
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 17, 2012
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 30, 2012
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 4, 2013
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 12, 2013
(14)	Incorporated by reference from the registrant’s Current Report on Form 10-K filed on June 27, 2014
(15)	Incorporated by reference from the registrant’s Current Report on Form 10-Q filed on November 13, 2014
(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 24, 2014
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 9, 2015

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date : June 29, 2015	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer
(Principal Executive Officer)

Date : June 29, 2015	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lei Liu	Chief Executive Officer and Director	June 29, 2015
Lei Liu

/s/ Ming Zhao	Chief Financial Officer	June 29, 2015
Ming Zhao

/s/ Li Qi	Secretary and Director	June 29, 2015
Li Qi

/s/ Zhimin Su	Director	June 29, 2015
Zhimin Su

/s/ Taihong Guo	Director	June 29, 2015
Taihong Guo

/s/ Genghua Gu	Director	June 29, 2015
Genghua Gu

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

China Jo-Jo Drugstores, Inc.

We have audited the accompanying consolidated balance sheet of China Jo-Jo Drugstores, Inc. as of March 31, 2015 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Jo-Jo Drugstores, Inc. at March 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Shu Lun Pan Certified Accountants LLP

Shanghai, People’s Republic of China

June 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Jo-Jo Drugstores, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of China Jo-Jo Drugstores, Inc. and subsidiaries (the “Company”) as of March 31, 2014, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the year ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the China Jo-Jo Drugstores, Inc. as of March 31, 2014, and the results of its operations and its cash flows for the year ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

June 27, 2014

1700 BROADWAY, NEW YORK 10019 T 212.842.7000 F 212.842.7001 WWW.FRIEDMANLLP.COM OFFICES IN NEW YORK CITY | NEW JERSEY | LONG ISLAND AND AN INDEPENDENT MEMBER FIRM OF DFK WITH OFFICES WORLDWIDE

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2015	2014
A S S E T S

CURRENT ASSETS
Cash	$4,023,581	$4,445,276
Restricted cash	8,992,101	3,114,543
Financial assets available for sale	1,307,200
Notes receivable	138,952	-
Trade accounts receivable, net	9,237,743	6,734,536
Inventories	10,538,591	7,047,397
Other receivables, net	1,130,264	149,546
Advances to suppliers, net	4,717,352	4,577,194
Other current assets	2,200,838	1,663,102
Total current assets	42,286,622	27,731,594

PROPERTY AND EQUIPMENT, net	7,056,781	9,412,688

OTHER ASSETS
Farmland assets	1,704,359	1,371,735
Long term deposits	2,584,025	2,786,437
Other noncurrent assets	2,734,798	3,036,930
Intangible assets, net	3,142,003	1,569,443
Total other assets	10,165,185	8,764,545

Total assets	$59,508,588	$45,908,827

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
Short-term loan payable	$32,680	$162,300
Accounts payable, trade	15,915,915	14,554,726
Notes payable	15,752,969	7,820,718
Other payables	2,931,869	1,282,211
Other payables - related parties	2,729,740	2,384,294
Loan from third parties	-	294,042
Customer deposits	3,759,050	3,185,885
Taxes payable	328,111	373,501
Accrued liabilities	509,537	1,208,242
Total current liabilities	41,959,871	31,265,919

Purchase option and warrant liability	315,327	278,916
Total liabilities	42,275,198	31,544,835

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of March 31, 2015 and 2014	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 15,650,504 and 14,416,022 shares issued and outstanding as of March 31, 2015 and 2014	15,651	14,416
Additional paid-in capital	19,301,233	17,355,555
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(7,404,210)	(8,260,767)
Accumulated other comprehensive income	3,972,543	3,905,136
Total stockholders' equity	17,194,326	14,323,449

Noncontrolling interests	39,064	40,543
Total equity	17,233,390	14,363,992

Total liabilities and stockholders' equity	$59,508,588	$45,908,827

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended March 31,
	2015	2014
REVENUES, NET	$76,895,732	$66,154,587

COST OF GOODS SOLD	64,457,707	60,427,101

GROSS PROFIT	12,438,025	5,727,486

SELLING EXPENSES	10,416,451	13,688,771
GENERAL AND ADMINISTRATIVE EXPENSES	313,390	11,268,857
TOTAL OPERATING EXPENSES	10,729,841	24,957,628

INCOME (LOSS) FROM OPERATIONS	1,708,184	(19,230,142)

OTHER (EXPENSE) INCOME, NET	295,018	(8,412)
IMPAIRMENT OF GOODWILL	-	-
IMPAIRMENT OF LONG-LIVED ASSETS	(1,053,765)	(4,995,012)
IMPAIRMENT OF AGRICULTURAL INVENTORY		(820,637)
CHANGE IN FAIR VALUE OF PURCHASE OPTION AND WARRANTS LIABILITY	(36,411)	(257,097)

INCOME (LOSS) BEFORE INCOME TAXES	913,026	(25,311,300)

PROVISION FOR INCOME TAXES	57,398	44,870

NET INCOME (LOSS)	855,628	(25,356,170)

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	929	34

NET INCOME (LOSS) ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	$856,557	$(25,356,136)

NET INCOME (LOSS)	$855,628	$(25,356,170)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	66,857	784,184

COMPREHENSIVE INCOME (LOSS)	922,485	(24,571,986)

Less: Comprehensive income (loss) attributable to noncontrolling interest	(1,479)	(668)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	$921,006	$(24,572,654)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	14,960,522	13,880,190
Diluted	15,156,423	13,880,190

EARNINGS (LOSS) PER SHARES:
Basic	$0.06	$(1.83)
Diluted	$0.06	$(1.83)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
	Common Stock			Retained Earnings		other
	Number of		Paid-in	Statutory		comprehensive	Noncontrolling
	shares	Amount	capital	reserves	Unrestricted	income/(loss)	interest	Total
BALANCE, March 31, 2013	13,609,002	13,609	16,609,747	1,309,109	17,095,369	3,121,654	(1,879)	$38,147,609
Stock based compensation	807,020	807	746,621					747,428
Net loss					(25,356,136)		(34)	(25,356,170)
Start-up of Shouantang Health							39,837	39,837
Closing of Shanghai Zhongxin			(813)				1,917	1,104
Foreign currency translation gain						783,482	702	784,184
BALANCE, March 31, 2014	14,416,022	$14,416	17,355,555	1,309,109	(8,260,767)	3,905,136	40,543	$14,363,992

Stock based compensation	615,000	615	1,003,872					1,004,487
Net income					856,557		(929)	855,628
Issuance of common stocks in exchange of debts	619,482	620	941,806			-		942,426
Foreign currency translation gain (loss)						67,407	(550)	66,857
BALANCE, March 31, 2015.	15,650,504	$15,651	19,301,233	1,309,109	(7,404,210)	3,972,543	39,064	$17,233,390

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$855,628	$(25,356,170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt direct write-off and provision	(7,461,802)	4,387,765
Depreciation and amortization	2,820,489	3,234,169
Inventory reserve and write-off	(775,660)	1,776,067
Agricultural inventory impairment	-	820,637
Leasehold improvement and fixed assets impairment	1,053,765	480,771
Impairment of intangible - license and permit	-	1,126,981
Impairment of prepayment of lease use right	-	2,481,792
Impairment of land and road improvement	-	905,468
Leasehold improvement write-off	-	145,040
Stock compensation	1,004,487	748,907
Change in fair value of purchase option derivative liability	36,411	263,307
Change in operating assets:
Accounts receivable, trade	(410,498)	5,211,707
Notes receivable	(138,187)	-
Inventories and biological assets	(2,970,350)	(2,272,013)
Other receivables	(920,961)	289,545
Advances to suppliers	5,266,390	7,863,565
Other current assets	(523,585)	(420,126)
Long term deposit	220,079	24,499
Other noncurrent assets	320,938	16,026
Change in operating liabilities:
Accounts payable, trade	1,255,589	524,778
Other payables and accrued liabilities	929,608	169,752
Customer deposits	548,534	(1,733,448)
Taxes payable	(47,657)	(4,903)
Net cash provided by operating activities	1,063,218	684,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in financial assets available for sale	(1,307,200)	-
Acquisition of equipment	(1,283,997)	(322,624)
Acquisition of land use right	-	(1,585,139)
Increase in intangible assets-acquisition of Sanhao Pharmacy	(1,585,118)	-
Additions to leasehold improvements	(189,135)	(205,278)
Net cash (used in) investing activities	(4,365,450)	(2,113,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	32,500	162,600
Repayment of short-term bank loan	(162,500)	-
Repayment of (Proceeds from) third parties loan	(294,405)	294,586
Change in restricted cash	(5,824,192)	(914,044)
Proceeds from notes payable	28,169,765	8,209,154
Repayment of notes payable	(20,333,918)	(7,704,703)
Changes in other payables-related parties	1,280,997	1,159,909
Net cash provided by financing activities	2,868,247	1,207,502

EFFECT OF EXCHANGE RATE ON CASH	12,290	142,605

(DECREASE) IN CASH	(421,695)	(78,818)

CASH, beginning of year	4,445,276	4,524,094

CASH, end of year	$4,023,581	$4,445,276

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$56,366	$8,764
Cash paid for income taxes	$65,567	$39,754
Issuance of common stocks in exchange of debts	$941,613	$-
Non-cash financing activities
Transfer from construction-in-progress to leasehold improvement	$-	$111,890
Goods receipts against accounts receivables and offset	$-	$5,394,919

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

The Company is a retail, both online and offline and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, a majority of which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements.

The Company’s offline retail business also includes four medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. On December 18, 2013, Jiuzhou Service established, and held 51% of, Hangzhou Shouantang Health Management Co., Ltd. (“Shouantang Health”), a PRC company licensed to sell health care products. Shouantang Health was closed in April 2015.

The Company’s online pharmacy license remains with Jiuzhou Pharmacy and its online retail pharmacy business is primarily conducted through Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which provides technical, sales and logistic supports.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation HK	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $4.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out cultivation of TCM herbal plants	100%

Quannuo Technology	● Established in the PRC on July 7, 2009 ● Registered capital of RMB 10 million fully paid ● Acquired by Shouantang Technology in November 2010 ● Operates the Company’s online pharmacy website and provide software and technical support	100%

Hangzhou Quannuo	● Established in the PRC on July 8, 2010 by Quannuo Technology ● Registered capital of RMB 800,000 fully paid ● Cancelled its business registration in April 2015	100%

Jiuzhou Pharmacy (1)

●     Established in the PRC on September 9, 2003

●     Registered capital of RMB 5 million fully paid

●     Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou including the eight stores of Sanhao Grand Pharmacy Chain Co., Ltd. Jiuzhou Pharmacy acquired in October 2014 which operate under “Jiuzhou Grand Pharmacy” after the acquisition

		VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Shouantang Health	● Established in the PRC on December 18, 2013 by Jiuzhou Service ● Registered capital of RMB 500,000 fully paid ● 51% held by Jiuzhou Service ● Closed in April 2015	VIE by contractual arrangements as a controlled entity of Jiuzhou Service (2)

Shouantang Bio	● Established in the PRC in October, 2014 by Shouantang Technology ● 100% held by Shouantang Technology ● Sells nutritional supplements under its own brand name	100%

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of the three shareholders ofRenovation (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy, as is Shouantang Health as a subsidiary of Jiuzhou Service.

(2)

To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as one subsidiary of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy (Shouantang Health), are consolidated into the financial statements of the Company.

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

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the accompanying consolidated financial statements relate primarily to the assessment of the carrying values of accounts receivable and advances to suppliers, and related allowance for doubtful accounts, useful lives of property and equipment as well as intangible assets, fair value of purchase option derivative liability and warranty liability and impairment of goodwill. Because of the use of estimates inherent in the financial reporting process, actual results could materially differ from those estimates.

Fair value measurements

Accounting Standards Codification Topic (ASC) 820-10, Fair Value Accounting (ASC 820), provides a common definition of fair value and establishes a framework to make the measurement of fair value in U.S. GAAP more consistent and comparable. This guidance also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value be classified and disclosed in the following three categories:

● Level 1-Quoted prices for identical instruments in active markets.

● Level 2-Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

● Level 3-Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company's financial assets and liabilities, which include financial instruments as defined by ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, Financial assets available for sales, accounts receivable, notes receivables, notes payable and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments. The carrying amount of long term debt approximates fair value based on borrowing rates currently available to the Company. The carrying amount of the Company's derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). As of March 31, 2015 and March 31, 2014, the fair values of our derivative instruments that were carried at fair value.

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

Restricted cash

The Company’s restricted cash consists of cash in a bank as security for its notes payable. The Company has notes payable outstanding with the banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. The notes payable are generally short term in nature due to their short maturity period of six to nine months; thus, restricted cash is classified as a current asset.

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

Impairment of long-lived assets

The Company evaluates long-lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were $1,053,765 fixed assets impaired in the year ended March 31, 2015 (See Note 6).

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the years ended March 31, 2015 and 2014.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred, and amounted to $412,535 and $4,637,276 for years ended March 31, 2015 and 2014, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at March 31, 2015 and 2014 were translated at 1 RMB to $0.1634 USD and at 1 RMB to $0.1623 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the years ended March 31, 2014 and 2013 were at 1 RMB to $0.1625 USD and at 1 RMB to $0.1626 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash, accounts receivable, advance to suppliers, accounts payable and other liabilities. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of March 31, 2015 and 2014, the Company had deposits totaling $12,563,579 and $7,204,626 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the fiscal year ended March 31, 2015, two vendors collectively accounted for 28% of the Company’s total purchases and no supplier accounted for more than 10% of total advances to suppliers. For the fiscal year ended March 31, 2014, one vendor accounted for 11% of the Company’s total purchases and another vendor accounted for more than 10% of total advances to suppliers.

For the fiscal year ended March 31, 2015, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable. For the fiscal year ended March 31, 2014, no customer accounted for more than 10% of the Company’s total sales and one customer accounted for 28% of total accounts receivable.

Non-controlling interest

As of March 31, 2015, Wang Yi, an individual, owned 49% of the equity interests of Shouantang Health, which was not under the Company’s control. In April 2015, Shouantang Health was closed.

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

In November 2014, FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on the Company's consolidated financial statement.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or cash flows as previously reported.

NOTE 3 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of March 31, 2015 and 2014, financial assets available for sale amounted to $1,307,200 and $0, respectively. On February 4, 2015, the Company purchased from Bank of Hangzhou a wealth-management product called “Fortune 99”, which bears the interest rate of 5.45% and is due on August 4, 2015. The total principal is $1,307,200 (RMB 8,000,000).

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	March 31,	March 31,
	2015	2014
Accounts receivable	$12,108,561	$11,869,866
Less: allowance for doubtful accounts	(2,870,818)	(5,135,330)
Trade accounts receivable, net	$9,237,743	$6,734,536

For the years ended March 31, 2015 and 2014, $253,193 and $644,049 in accounts receivable were directly written off, respectively.  Additionally, for the years ended March 31, 2015 and 2014, $0 and $367,706 of accounts receivable were written off against previous allowance for doubtful accounts, respectively.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31,	March 31,
	2015	2014
Prepaid rental expenses (1)	$1,712,018	$1,165,633
Lease rights transfer fees, current portion (2)	-	11,939
Prepaids and other current assets	$488,820	485,530
Total	$2,200,838	$1,663,102

(1)	As the Company opened new stores in Fiscal 2015, prepaid rental expenses increased.

(2)	Lease rights transfer fees are paid by the Company to secure store rentals in coveted areas. The additional costs of acquiring the right to lease new store locations are capitalized and amortized over the period of the initial lease term. The rising of B2C e-commerce, which is decentralized in terms its regulations in China, cuts the overall demand on store rental. As the store rental market has become favorable to tenants, the Company was no longer required to pay lease rights transfer fees when renting new store spaces in fiscal 2015.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	March 31,
	2015	2014
Building	$1,751,986	$1,139,412
Leasehold improvements	12,792,714	12,329,637
Farmland development cost	1,954,165	1,941,010
Office equipment and furniture	5,949,193	5,535,667
Motor vehicles	667,428	579,834
Total	23,115,486	21,525,560
Less: Accumulated depreciation	(13,606,043)	(10,729,190)
Impairment	(2,452,662)	(1,383,682)
Property and equipment, net	$7,056,781	$9,412,688

Total depreciation expense for property and equipment was $2,788,691 and $3,121,960 for the years ended March 31, 2015 and 2014, respectively.  For the year ended March 31, 2015, $1,053,765 of fixed assets in Jiuyingtang were impaired due to the estimated fair value being lower than the carrying value. For the year ended March 31, 2014, $480,771 of leasehold improvement and office equipment in Jiuyingtang and $905,468 of land and road improvement in Qianhong Agriculture were impaired due to the estimated fair value being lower than the carrying value, and $145,040 of property and equipment were written off due to the five Shanghai drugstores closing.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases.  Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive purchases on a timely basis.  This amount is refundable and bears no interest.  As of March 31, 2015 and 2014, advance to suppliers consisted of the following:

	March 31,	March 31,
	2015	2014
Advance to suppliers	$5,942,866	$11,162,767
Less: allowance for doubtful accounts	(1,225,514)	(6,585,573)
Advance to suppliers, net	$4,717,352	$4,577,194

For the years ended March 31, 2015 and 2014, $0 and $456,089 of advances to suppliers were written off against previous allowance for doubtful accounts, respectively. For the year ended March 31, 2015, the Company collected goods of approximately $3.3 million and cash of $2.1 million against advances to vendors as a result of settling accounts with certain vendors that discontinued their business with the Company.

Note 8 – INVENTORY

Inventory consisted of the following:

	March 31,	March 31,
	2015	2014
Finished goods	$10,538,591	$7,822,102
Less: reserve for inventory (1)	-	(774,705)
Inventory, net	$10,538,591	$7,047,397

(1)	As of March 31,2014, the Company recorded a reserve of $774,705 for those products that were estimated to be obsolete. As of March 31,2015, all those goods had been sold. As a result, no such reserve was made as of March 31,2015.

Note 9 – FARMLAND ASSETS

Farmland assets are ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of March 31, 2015 and 2014, farmland assets consisted of the following:

	March 31,	March 31,
	2015	2014
Farmland assets	$2,530,558	$2,192,372
Less: impairments	(826,199)	(820,637)
Farmland assets, net	$1,704,359	$1,371,735

Note 10 – LONG TERM DEPOSITS

As of March 31, 2015 and 2014, long term deposits amounted to $2,584,025 and $2,786,437, respectively.  Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months.  Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 11 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	March 31, 2015	March 31, 2014
Prepayment for lease of land use right – noncurrent, net (1)	$2,734,798	$2,878,687
Long term prepaid expense	-	158,243
Total	$2,734,798	$3,036,930

(1)	This is a payment made to a local government in connection with entering into a 30-year operating land lease agreement. The land is currently used to cultivate ginkgo trees. This prepayment includes a deposit of $1,137,500, which will be refundable on the due date. Based on expected output from planted gingko trees such as expected fruit production and tree market value, the fair value of the lease prepayment was lower than the carrying cost. As a result, the Company recorded an impairment of $2,477,212 on the lease prepayment in fiscal 2014.

The amortization of prepayment for lease of land use right was $67,104 and $162,600 for the year ended March 31, 2015 and 2014, respectively. Such amounts were capitalized and recorded as work-in-process inventory.

The Company’s amortizations of prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending March 31,	Amount
2016	$67,104
2017	67,104
2018	67,104
2019	67,104
2020	67,104
Thereafter	1,261,778

Note 12 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2015	March 31, 2014
License (1)	$1,570,274	$-
Goodwill (1)	23,623	-
Land use rights (2)	$1,593,403	$1,582,677
Software	477,302	474,088
Total intangible assets	3,664,602	2,056,765
Less: accumulated amortization	(522,599)	(487,322)
Other intangible assets, net	$3,142,003	$1,569,443

(1)	As of March 31, 2015, the intangible assets with indefinite life consisted of the following, which were generated through the acquisition of Sanhao Pharmacy (see Note 22- Business Combination). There is no intangible asset with indefinite life as of March 31, 2014.

	Preliminary Fair value	Currency translation adjustment	Net carrying value

Licenses*	$1,566,046	$4,228	$1,570,274
Goodwill on acquisition of Sanhao Pharmacy	23,560	63	23,623
	$1,589,606	$4,291	$1,593,897

* This represents the preliminary fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy. The licenses allow patients to pay by the insurance card at stores and the stores can get reimbursed from the Human Resource and Social Security Department of Hangzhou City.

(2)	In July 2013, the Company purchased the land use right of a plot of farmland in Lin’An, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’An has not grown, the Company does not expect the completion of the plant in the near future.

Amortization expense of intangible assets for the years ended March 31, 2015 and 2014 amounted to $31,975 and $112,209, respectively.

Note 13 – SHORT-TERM BANK LOAN

As of March 31, 2015, our short-term loan consisted of a loan of $32,680 (RMB200,000) from Industrial and Commercial Bank of China, due on September 30, 2015 with annual interest of 5.885%. This loan is guaranteed by Hangzhou SME Guaranty Co., Ltd., which is not related to or affiliated with the Company.

Note 14 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”) and Industrial and Commercial Bank of China (“ICBC”) that provided working capital in the form of the following bank acceptance notes as of March 31, 2015 and 2014:

		Origination	Maturity	March 31,	March 31,
Beneficiary	Endorser	date	date	2015	2014
Jiuzhou Pharmacy(1)	ICBC	12/27/13	06/26/14	$-	$1,351,959
Jiuzhou Pharmacy(1)	ICBC	10/11/13	04/11/14	-	730,350
Jiuzhou Pharmacy(2)	HUB	10/08/13	04/08/14	-	486,900
Jiuzhou Pharmacy(2)	HUB	11/05/13	05/05/14	-	1,720,380
Jiuzhou Pharmacy(2)	HUB	12/26/13	06/26/14	-	117,960
Jiuzhou Pharmacy(2)	HUB	02/07/14	05/07/14	-	649,200
Jiuzhou Pharmacy(2)	HUB	02/07/14	08/07/14	-	985,161
Jiuzhou Pharmacy(2)	HUB	03/06/14	09/06/14	-	1,778,808
Jiuzhou Pharmacy(3)	HUB	08/05/14	08/04/15	1,634,000	-
Jiuzhou Pharmacy(3)	HUB	10/09/14	04/09/15	784,320
Jiuzhou Pharmacy(3)	HUB	10/09/14	04/09/15	1,187,918
Jiuzhou Pharmacy(3)	HUB	12/05/14	06/05/15	1,329,651
Jiuzhou Pharmacy(3)	HUB	12/26/14	06/26/15	1,601,320
Jiuzhou Pharmacy(3)	HUB	03/04/15	09/04/15	1,470,600	-
Jiuzhou Pharmacy(3)	HUB	03/13/14	09/13/15	604,580
Jiuzhou Pharmacy(4)	BOH	11/06/14	05/06/15	2,908,520
Jiuzhou Pharmacy(4)	BOH	02/09/15	08/09/15	1,993,480
Jiuzhou Pharmacy(1)	ICBC	12/26/14	06/25/15	2,238,580	-
Total				$15,752,969	$7,820,718

(1)	As of March 31, 2014, the Company had a total of $2,082,309 (RMB12,830,000) in notes payable from ICBC. A third party, Hangzhou Small and Medium sized Guarantee CO., Ltd. signed loan guarantee agreements with the bank to guarantee these borrowings. In addition, the Company is required to hold 30% of the amounts borrowed as restricted cash with ICBC as additional collateral against these bank notes. All the outstanding notes payable had been repaid upon maturity. As of March 31, 2015, the Company had $2,238,580 (RMB 13,700,000) notes payable from ICBC, with restricted cash of $671,574 (RMB 4,110,000) held at the bank.

(2)	As of March 31, 2014, the Company had $5,738,409 (RMB35,356,800) notes payable from HUB. The Company is required to hold restricted cash of $2,489,851 (RMB15,341,040) with HUB as collateral against these bank notes. All the outstanding notes payable have been repaid upon maturity.

(3)	As of March 31, 2015, the Company had $8,612,389 (RMB52,707,400) notes payable from HUB. The Company is required to hold restricted cash of $36,921,220 (RMB52,707,400) with HUB as collateral against these bank notes.

(4)	As of March 31, 2015, the Company had $4,902,000 (RMB30,000,000) notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 12). The Company is required to hold restricted cash of $2,287,600 (RMB 14,000,000) with BOH as collateral against these bank notes.

As of March 31, 2015, the Company had a credit line of approximately $11.59 million in the aggregate from HUB, BOH and ICBC. By putting up the restricted cash of $9.00 million deposited in the banks, the total credit line was increased to $20.59 million. As of March 31, 2015, the Company had approximately $15.75 million bank notes payable, and approximately $3.56 million bank credit line was still available for further borrowing. The bank notes are also secured by buildings owned by the Company’s major shareholders with a value of approximately $3,836,632 (RMB23,480,000) personally guaranteed by the major shareholders and guaranteed by Zhejiang JinQiao Guarantee Company and Hangzhou Small and Medium sized Guarantee CO., Ltd.

At March 31, 2015, the fair value of the Company’s notes payable was estimated, using Level 2 inputs, at $15,743,000 compared to a carrying amount of $15,752,969. At March 31, 2014, the fair value of the Company’s notes payable was estimated, using Level 2 inputs, at $7,810,000 compared to a carrying amount of $7,820,718. The fair values were estimated using an income approach by applying market interest rates for comparable instruments.

Note 15 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

Jo-Jo Drugstores is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2015 and 2014. As of March 31, 2015, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to approximately $1,503,000 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% deferred tax asset valuation allowance as of March 31, 2015 and no deferred tax asset benefit has been recorded. The valuation allowance as of March 31, 2015 was $511,000. The net change in the valuation allowance was an increase of $25,000. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

Significant components of the income tax provision were as follows for the years ended March 31, 2015 and 2014:

	Years ended
	March 31,
	2015	2014
Current tax provision
Federal	$-	$-
State	-	-
Foreign	57,398	44,870
	57,398	44,870
Deferred tax provision
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Income tax provision (a)	$57,398	$44,870

(a)	The current income tax provision for the year ended March 31, 2015 excludes those incomes related to accounts receivables and advance to suppliers allowance reversals, and inventory reserve reversal, which are non-taxable.

Income from continuing operations before income taxes was allocated between the United States and foreign components for the years ended March 31, 2015 and 2014 as follows:

	Years ended
	March 31,
	2015	2014
United States	$(1,056,717)	$(1,034,223)
Foreign	1,969,743	(24,277,077)
	$913,026	$(25,311,300)

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

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the years ended March 31, 2015 and 2014:

	2015	2014
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
Change in valuation allowance (a)	(25.8)	(24.9)
Others (b)	7.1	(0.4)
Effective tax rate	6.3%	(0.3)%

(a)	The (25.8)% for the year ended March 31, 2015 primarily represents the effect of those profit from accounts receivable and advance to suppliers allowance reversal, and inventory reserve reversal, which, according to China annual tax filing, is non-taxable for PRC income tax.

(b)	The 7.1% for the year ended March 31, 2015 and the (0.4)% for the year ended March 31, 2014 represent the combined effect of expenses incurred by the Company that were not deductible for PRC income tax and PRC income tax exemptions.

The temporary differences and carry forwards gave rise to the following deferred tax assets as of March 31, 2015 and 2014:

	Years ended
	March 31,
	2015	2014
Current deferred tax assets:
Allowance for doubtful accounts	$1,031,566	$2,759,144
Inventory reserve	-	193,676
Payroll accrual	163,594	63,214
Valuation allowance	(1,195,160)	(3,016,034)
Total current deferred tax assets	$-	$-

Long-term deferred tax assets:
Long-lived assets impairment	$1,062,703	$792,432
Long-term lease reserve	623,500	619,303
Depreciation and amortization	-	323,547
Net operating loss carry forward	708,033	410,592
Valuation allowance	(2,394,236)	(2,145,874)
Total current deferred tax assets	$-	$-

Total	$-	$-

Management believes that the realization of the benefits arising from these temporary differences and carry forwards appear to be uncertain since it is subject to local tax authority’s approval. As a result, the Company made a full valuation allowance against its net deferred tax assets as of March 31, 2015.  Management reviews this valuation allowance periodically and makes adjustments as necessary. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings.

Value added tax

VAT on sales and on purchases amounted to $19,737,410 and $18,613,431 for the year ended March 31, 2015, and $16,045,706 and $15,069,655 for the year ended March 31, 2014, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at March 31, 2015 and 2014 consisted of the following:

	March 31,	March 31,
	2015	2014
VAT	$301,149	$344,329
Income tax	8,007	7,851
Others	18,955	21,321
Total taxes payable	$328,111	$373,501

Note 16 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees.  The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $849,689 and $663,837 in employment benefits and pension for the years ended March 31, 2015 and 2014, respectively.

Note 17 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	March 31,	March 31,
	2015	2014
Due to cofounders (1):	$576,818	$576,818
Due to director (2):	2,152,922	1,807,476
Total	$2,729,740	$2,384,294

(1)	As of March 31, 2015 and 2014, the amount due to cofounders represents loans from the ultimate owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States. In addition, Mr. Lei Liu also advanced cash to the Company for working capital purpose. On July 2, 2014, the Company issued a total of 619,482 shares of common stock to Lei Liu, at $1.52 per share, the fair market value, or the closing stock price on Nasdaq on July 1, 2014, to offset the debts of $941,613 owed to Mr. Liu.

As of March 31, 2015 and 2014, notes payable totaling $5,790,471 and $5,738,409, respectively, were secured by the personal properties of certain of the Company’s shareholders.

The Company leases from Mr. Lei Liu a retail space which expires in September 2015 and had a lease for corporate office which expired in December 2013. Since the Company has moved its headquarter to a new location in Hangzhou in January 2014, the corporate office lease with Mr. Liu was terminated. Rent expense amounted to $97,500 and $170,730 for the years ended March 31, 2015 and 2014, respectively.  The amounts were paid to Mr. Liu as of March 31, 2015.

Note 18 – PURCHASE OPTION DERIVATIVE LIABILITY

In connection with the public offering of the Company’s common stock that closed on April 28, 2010, the Company issued to its underwriters, Madison Williams and Company and Rodman & Renshaw, LLC, an option for $100 to purchase up to a total of 105,000 shares of common stock (3% of the shares sold in the public offering) at $6.25 per share (125% of the price of the shares sold in the public offering).  The option was exercisable from October 23, 2010 to April 22, 2015., The option has not been exercised eventually and has expired as the date of the report.

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

On April 22, 2010, the issue date of the option, the Company classified the fair value of this option as a liability resulting in a decrease of additional paid-in capital of $402,451 and the establishment of a $402,451 in liability to recognize the option’s fair value.  The Company recognized a loss of $33,520 from the change in fair value of the option liability for year ended March 31, 2015.

This option does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date that the option was originally issued and as of March 31, 2015 using the following assumptions:

	March 31, 2015 (1)	March 31, 2014

Stock price	$2.82	$2.07
Exercise price	$6.25	$6.25
Annual dividend yield	0%	0%
Expected term (years)	0.05	1.05
Risk-free interest rate	0.05%	0.13%
Expected volatility	96.40%	132.55%

(1)	As of March 31, 2015, the option to purchase 105,000 shares of common stock had not been exercised.

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

The fair value of the 105,000 shares underlying the option outstanding as of March 31, 2015 was determined using the Black-Scholes Model, with certain inputs significant to the valuation methodology as level 2 inputs, and the Company recorded the change in fair value in earnings.  As a result, the option liability is carried on the consolidated balance sheets at fair value of $2and $52,603 as of March 31, 2015 and 2014, respectively.

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

The warrant does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Model on the date that the warrant was originally issued and as of March 31, 2014 using the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	March 31, 2015 (1)	March 31, 2014

Stock price	$2.82	$2.07
Exercise price	$1.20	$1.20
Annual dividend yield	0%	0%
Expected term (years)	1.49	2.49
Risk-free interest rate	0.67%	0.67%
Expected volatility	116.88%	114.15%

(1)	As of March 31, 2015, the warrant had not been exercised.

On September 26, 2013, the issue date of the warrant, the Company classified its fair value as a liability of $33,606. The Company recognized a loss of $69,931 from the change in fair value of the warrant liability for the year ended March 31, 2015. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $315,325 and $ $226,313 as of March 31, 2015 and 2014, respectively.

Note 20 – STOCKHOLDERS’ EQUITY

Stock-based compensation

The Company accounts for share-based payment awards granted to employees and directors by recording compensation expense based on estimated fair values. The Company estimates the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. The Company determines the value of each option award that contains a market condition using a Monte Carlo Simulation valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718, Compensation - Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent the Company’s best estimates. The Company’s estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option modifications, estimates of forfeitures, and the related income tax impact.

On November 18, 2014, the Company granted a total of 350,000 shares of restricted common stock to its directors and officers under the Plan. The trading value of the Company’s common stock on November 18, 2014 was $1.89. All such shares vested on February 18, 2015, and for the year ended March 31, 2015, $661,500 was recorded as service compensation expense.

On January 16, 2015, a total of 265,000 shares have vested, which were issued to 39 employees under the Plan in January 2012. $62,034 and $11,422 was charged to general and administrative expense and selling expense for the year ended March 31, 2015, respectively. $78,022 and $30,736 was charged to general and administrative expense and selling expense for the year ended March 31, 2014, respectively.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests in three years on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the year ended March 31, 2015, $182,482 was recorded as compensation expense.

A summary of the Company's stock option activities is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at March 31, 2014	-	$-	-	-
Granted	967,000	2.50	8.00	309,440
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2015	967,000	$2.50	7.63	$309,440
Exercisable at March 31, 2015	-	$-	-	$-
Vested or expected to vest	967,000	$2.50	7.63	$309,440

The weighted-average grant date fair values were determined using the Black- Scholes option-pricing model with the following weighted average assumptions:

Year ended March 31, 2015

Fair value of stock options granted	$1.54
Expected volatility	123.19%
Expected term (years)	5.00
Risk-free interest rate	1.65%
Annual dividend yield	0%

For purposes of determining the expected term and in the absence of historical data relating to stock option exercises, the Company applies a simplified approach: the expected term of awards granted is presumed to be the mid-point between the vesting date and the end of the contractual term. For fiscal year ended March 31, 2015, the Company uses the annual volatility of its daily closing price for expected volatility. The risk-free interest rate for periods within the expected or contractual life of the option, as applicable, is based on the United States Treasury yield curve in effect during the period the options were granted. The Company's expected dividend yield is zero.

As of March 31, 2015, there was $1.3 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 2.63 years.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the years ended March 31, 2015 and 2014, the Company did not make appropriations to the statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 21 – EARNINGS PER SHARE

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Years ended
	March 31,
	2015	2014
Net earnings (loss) attributable to controlling interest	$856,557	$(25,356,136)
Weighted average shares used in basic computation	14,960,522	13,880,190
Diluted effect of stock options and warrants	195,901	-
Weighted average shares used in diluted computation	15,156,423	13,880,190
Earnings (loss) per share – Basic:
Net earnings (loss) before noncontrolling interest	$0.06	$(1.83)
Add: Net loss attributable to noncontrolling interest	$-	$-
Net loss attributable to controlling interest	$0.06	$(1.83)
Earnings (loss) per share – Diluted:
Net earnings (loss) before noncontrolling interest	$0.06	$(1.83)
Add: Net loss attributable to noncontrolling interest	$-	$-
Net loss attributable to controlling interest	$0.06	$(1.83)

For the year ended March 31, 2015 and 2014, 105,000 underlying outstanding purchase options of Madison Williams and Company and Rodman & Renshaw, LLC, were excluded from the calculation of diluted earnings (loss) per share as the options were anti-dilutive.

Note 22 – BUSINESS COMBINATION

Sanhao Pharmacy

On October 9, 2014, Jiuzhou Pharmacy completed its acquisition of Sanhao Pharmacy. Sanhao Pharmacy is a local drugstore chain of 11 stores located in Hangzhou. Jiuzhou Pharmacy acquired all assets and assumed all liabilities of Sanhao Pharmacy. The consideration of the transaction included a cash payment of $1,568,640 (RMB 9,600,000), with the excess amount of cash payment over the fair value capitalized by the Company as goodwill of $23,623. Per the agreement, the Company is required to pay 20% in three business days after the Contract takes effect and to pay 40% after the registration of the change of ownership in the Administration for Industry and Commerce is completed. As of March 31, 2015, the Company had paid a total of 60%, or $941,184 (RMB 5,760,000). The remaining amount is expected to be paid within next few months. In January 2015, eight stores of Sanhao Pharmacy with the qualification of Social Health Insurance ("SHI"), have been relocated close to the major resident areas in Hangzhou with significant store improvements. These eight stores are now operating under the brand name “Jiuzhou Pharmacy”.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the date of acquisition:

Total purchase price	$1,568,640

Allocation of the purchase price to assets and liabilities at fair value:
Cash and cash equivalents	$32,016
Accounts receivable, net	5,612
Inventories	53,731
Advances on inventory purchases	474
Property, plant and equipment, net	543
Licenses	1,570,274
Total assets	1,662,650

Accounts payable	37,315
Tax receivable	(1,023)
Accrued liabilities and other liabilities, current	81,341
Total liabilities	117,633

Net assets acquired at fair value	$1,545,017

Goodwill	$23,623

Pro forma results are not materially different from historical results.

Note 23 – SEGMENTS

The Company operates within four main reportable segments: retail drugstores, online pharmacy, drug wholesale and herb farming.  The retail drugstores segment sells prescription and over-the-counter (“OTC”) medicines, TCM, dietary supplements, medical devices, and sundry items to retail customers.   The online pharmacy sells OTC drugs, dietary supplements, medical devices and sundry items to customers through several third-party platforms such as Alibaba’s Tmall, JD.com and Amazon.com, and the Company’s own platform all over China. The drug wholesale segment includes supplying the Company’s own retail drugstores with prescription and OTC medicines, TCM, dietary supplement, medical devices and sundry items (which sales have been eliminated as intercompany transactions), and also selling them to other drug vendors and hospitals. The Company’s herb farming segment cultivates selected herbs for sales to other drug vendors. The Company is also involved in online sales and clinic services that do not meet the quantitative thresholds for reportable segments and are included in the retail drugstores segment.

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

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2015:

	Retail drugstores	Online pharmacy	Drug wholesale		Herb farming	Total
Revenue	$48,799,736	$14,879,397	$13,216,599		$-	$76,895,732
Cost of goods	39,278,615	12,781,734	12,397,358		-	64,457,707
Gross profit	$9,521,121	$2,097,663	$819,241		$-	$12,438,025
Selling expenses	9,364,232	589,920	462,299		-	10,416,451
General and administrative expenses	5,460,827	674,470	(5,881,032	)*	59,125	313,390
Profit (loss) from operations	$(5,303,938)	$833,273	$6,237,974		$(59,125)	$1,708,184
Depreciation and amortization	$1,847,415	$4,812	$645,669		$322,593	$2,820,489
Total capital expenditures	$1,378,362	$17,219	$77,550		$-	$1,473,131

* include the accounts receivable and advance to suppliers allowance reversal of $7,535,180.

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2014:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$40,096,781	$7,560,135	$18,497,671	$-	$66,154,587
Cost of goods	33,706,866	6,240,848	20,479,387	-	60,427,101
Gross profit	$6,389,915	$1,319,287	$(1,981,716)	$-	$5,727,486
Selling expenses	12,778,642	386,135	523,994	-	13,688,771
General and administrative expenses	6,222,194	471,996	4,127,733	446,934	11,268,857
Profit (loss) from operations	$(12,610,921)	$461,156	$(6,633,443)	$(446,934)	$(19,230,142)
Depreciation and amortization	$2,618,740	$19,812	$594,500	$1,117	$3,234,169
Total capital expenditures	$391,369	$309	$135,761	$1,585,602	$2,113,041

*The negative wholesale gross margin for the year ended March 31, 2014 was primarily due to the discounted sales of certain products that the Company’s new wholesale team has decided not to continue expending significant efforts to sell in the future. While the total discounted sales amount was approximately $0.7 million, the cost of the products sold was approximately $2.1 million, which resulted in a net loss of $1.4 million from such sales and negative gross margin in fiscal 2014.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail drugstores by main product categories for the years ended March 31, 2015 and 2014 were as follows:

	Years ended
	March 31,
	2015	2014
Prescription drugs	$17,932,423	$19,781,547
OTC drugs	20,087,425	13,922,633
Nutritional supplements	5,033,819	2,736,808
TCM	3,316,067	2,718,305
Sundry products	1,032,800	134,218
Medical devices	1,397,202	803,270
Total	$48,799,736	$40,096,781

The Company’s net revenues from external customers through its online pharmacy by main product categories for the years ended March 31, 2015 and 2014 were as follows:

	Years ended
	March 31,
	2015	2014
Prescription drugs	$-	$-
OTC drugs	4,551,354	3,347,470
Nutritional supplements	1,610,375	512,339
TCM	-	-
Sundry products	1,827,669	1,761,945
Medical devices	6,889,999	1,938,381
Total	$14,879,397	$7,560,135

The Company’s net revenues from external customers through its wholesale business by main product categories for the years ended March 31, 2015 and 2014 were as follows:

	Years ended
	March 31,
	2015	2014
Prescription drugs	$7,777,525	$13,746,053
OTC drugs	5,094,150	1,012,630
Nutritional supplements	98,444	262,470
TCM	155,151	931
Sundry products	72,357	3,468,832
Medical devices	18,972	6,755
Total	$13,216,599	$18,497,671

Note 24 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending March 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2016	$3,265,512	$113,449	$189,140	$-	$3,568,101
2017	2,154,469	133,501	154,623	-	2,442,593
2018	1,790,078	139,305	150,914	-	2,080,297
2019	1,364,959	139,305	150,914	-	1,655,178
2020	562,102	139,305	150,914	-	852,321
Thereafter	202,702	174,131	37,728	-	414,561
Total	$9,339,822	$838,996	$834,233	$-	$11,013,051

Total rent expense amounted to $4,480,869 and $4,563,376 for years ended March 31, 2015 and 2014, respectively.

Note 25 – SUBSEQUENT EVENTS

On April 8, 2015, Hangzhou Quannuo cancelled its registration with local State Administration of Industrial and Commerce or known as SAIC. The store had ceased operations in fiscal 2015.

