Form 10-Q
period 2015-06-30
CHINA JO-JO DRUGSTORES, INC.
filed 2015-08-12
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 12, 2015, the registrant had 16,850,504 shares of common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	March 31,
	2015	2015
A S S E T S
CURRENT ASSETS
Cash	$1,654,762	$4,023,581
Financial assets available for sale	1,309,600	1,307,200
Restricted cash	13,859,448	8,992,101
Notes receivable	64,717	138,952
Trade accounts receivable, net	7,734,138	9,237,743
Inventories	11,771,178	10,538,591
Other receivables, net	1,370,057	1,130,264
Advances to suppliers, net	5,842,359	4,717,352
Other current assets	1,803,454	2,200,838
Total current assets	45,409,713	42,286,622

PROPERTY AND EQUIPMENT, net	6,757,528	7,056,781

OTHER ASSETS
Long-term investment	114,590	-
Farmland assets	1,788,469	1,704,359
Long term deposits	2,588,769	2,584,025
Other noncurrent assets	2,739,819	2,734,798
Intangible assets, net	3,139,369	3,142,003
Total other assets	10,371,016	10,165,185

Total assets	$62,538,257	$59,508,588

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y
CURRENT LIABILITIES
Short-term loan payable	$32,740	$32,680
Accounts payable, trade	14,426,600	15,915,915
Notes payable	19,498,143	15,752,969
Other payables	2,452,791	2,931,869
Other payables - related parties	2,863,510	2,729,740
Customer deposits	4,264,788	3,759,050
Taxes payable	484,195	328,111
Accrued liabilities	642,056	509,537
Total current liabilities	44,664,823	41,959,871

Purchase option and warrant liability	358,164	315,327
Total liabilities	45,022,987	42,275,198

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of June 30, 2015 and March 31, 2015	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 15,650,504 and 15,650,504 shares issued and outstanding as of June 30, 2015 and March 31, 2015	15,651	15,651
Additional paid-in capital	19,425,267	19,301,233
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(7,293,600)	(7,404,210)
Accumulated other comprehensive income	4,058,843	3,972,543
Total stockholders' equity	17,515,270	17,194,326

Noncontrolling interests	-	39,064
Total equity	17,515,270	17,233,390

Total liabilities and stockholders' equity	$62,538,257	$59,508,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended June 30,
	2015	2014
REVENUES, NET	$21,311,292	$16,459,232

COST OF GOODS SOLD	16,935,609	13,948,613

GROSS PROFIT	4,375,683	2,510,619

SELLING EXPENSES	3,096,369	1,768,577
GENERAL AND ADMINISTRATIVE EXPENSES	920,230	1,081,201
TOTAL OPERATING EXPENSES	4,016,599	2,849,778

INCOME(LOSS) FROM OPERATIONS	359,084	(339,159)

OTHER LOSS, NET	(123,449)	(115,836)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	(42,837)	123,699

INCOME (LOSS) BEFORE INCOME TAXES	192,798	(331,296)

PROVISION FOR INCOME TAXES	82,187	16,141

NET INCOME (LOSS)	110,611	(347,437)

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	700

NET INCOME(LOSS) ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	110,611	(346,737)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	86,300	52,268

COMPREHENSIVE INCOM (LOSS)	$196,911	$(294,469)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	15,650,504	14,416,022
Diluted	15,975,583	14,416,022

EARNINGS (LOSSES) PER SHARES:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$110,611	$(347,437)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	419,806	502,101
Stock compensation	124,033	71,544
Bad debt direct write-off and provision	(676,858)	(637,819)
Inventory reserve	-	4,316
Change in fair value of purchase option derivative liability	42,837	(123,699)
Change in operating assets:
Accounts receivable, trade	1,867,046	1,187,128
Notes receivable	74,535	-
Inventories	(1,295,009)	(171,784)
Other receivables	(2,715)	(59,183)
Advances to suppliers	(1,040,870)	1,694,269
Other current assets	421,682	(61,633)
Long term deposit	-	25,040
Other noncurrent assets	-	93,294
Change in operating liabilities:
Accounts payable, trade	(1,519,464)	(4,347,548)
Other payables and accrued liabilities	(352,973)	155,208
Customer deposits	499,141	195,894
Taxes payable	155,577	(24,361)
Net cash used in operating activities	(1,172,621)	(1,844,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(99,393)	(104,682)
Investment to a joint venture	(114,660)	-
Net cash (used in) investing activities	(214,053)	(104,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term bank loan	-	(162,250)
Repayment of third parties loan	-	(59,500)
Change in restricted cash	(4,853,800)	(587,371)
Proceeds from notes payable	13,793,434	1,918,599
Repayments of notes payable	(10,074,912)	(685,791)
Proceeds from other payables-related parties	131,872	423,752
Net cash (used in) provided by financing activities	(1,003,406)	847,439

EFFECT OF EXCHANGE RATE ON CASH	21,261	35,553

DECREASE IN CASH	(2,368,819)	(1,066,360)

CASH, beginning of period	4,023,581	4,445,276

CASH, end of period	$1,654,762	$3,378,916

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$25,969	$21,325
Cash paid for interest	$159,931	$1,460

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

The Company is a retail, both online and offline, and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, a majority of which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements.

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

The Company’s online pharmacy license remains with Jiuzhou Pharmacy and its online retail pharmacy business are primarily conducted through Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which provides technical, sales and logistic support. In May 2015, the Company established Zhejiang Jianshun Network Technology Co. Ltd, a joint venture with Shanghai Jianbao Technology Co., Ltd., in order to develop its online pharmaceutical sales from large commercial medical insurance companies.

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

Shouantang Bio

● Established in the PRC in October, 2014 by Shouantang Technology

● 100% held by Shouantang Technology

● Registered capital of RMB 1,000,000 fully paid

● Sells nutritional supplements under its own brand name

		VIE by contractual arrangements as a controlled entity of Jiuzhou Service (2)

Jianshun	● Established in the PRC in May, 2015 ● 35% held by Jiuzhou Pharmacy ● Manages sales on official website of the online pharmacy	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy (2)

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of the three shareholders of Renovation (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy, as is Shouantang Health as a subsidiary of Jiuzhou Service and Jianshun as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as one subsidiary of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy (Shouantang Health), are consolidated into the financial statements of the Company.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 29, 2015. Operating results for the three months ended June 30, 2015 may not be necessarily indicative of the results that may be expected for the full year.

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

Fair value measurements

The Company has adopted ASC Topic 820, Fair Value Measurement and Disclosure, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The Company's financial assets and liabilities, which include financial instruments as defined by ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, Financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 13). The carrying amount of the Company's derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). As of June 30, 2015 and March 31, 2015, the fair values of our derivative instruments that were carried at fair value. (See Note 17)

Revenue recognition

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

Accounts receivable

Accounts receivable represents the following: (1) amounts due from banks relating to retail sales that are paid or settled by the customers’ debit or credit cards, (2) amounts due from government social security bureaus and commercial health insurance programs relating to retail sales of drugs, prescription medicine, and medical services that are paid or settled by the customers’ medical insurance cards, (3) amounts due from non-bank third party payment instruments such as Alipay from certain e-commerce platforms and (4) amounts due from non-retail customers for sales of merchandise.

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. In the Company’s retail business, accounts receivable mainly consist of reimbursements due from the government insurance bureaus and commercial health insurance programs and are usually collected within two or three months. The Company directly writes off delinquent account balances, which is determined to be uncollectible after confirming with the appropriate bureau or program each month. Additionally, the Company also makes estimated reserves on related outstanding accounts receivable based on historical trend.

In the Company’s online pharmacy business, accounts receivables primarily consist of amounts due from non-bank third party payment instruments such as Alipay from certain e-commerce platforms. To purchase pharmaceutical products from the e-commerce platforms such as Tmall, customers are required to pay to certain non-bank third party payment instruments such as Alipay, which, in turn, will reimburse the Company within seven days to a month. Except for customer returns of sold products, the receivables from these payments instruments are rarely uncollectible.

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

Advances to suppliers

Advances to suppliers consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors. Since the acquisition of Jiuxin Medicine, we have transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchase on certain non-medical products such as sundry.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors.  We typically receive products from vendors within three to nine months after making prepayments.  We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues such as discontinuing of inventory supply that have been identified.  If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal actions.  If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off. we have tightened our customer credit policy and strengthened monitoring of uncollected receivables.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired as of June 30, 2015. (See Note 6 and 9)

Notes payable

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended June 30, 2015 and 2014.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $63,166 and $49,918 for the three months ended June 30, 2015 and 2014, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at June 30, 2015 and March 31, 2015 were translated at 1 RMB to $0.1637 USD and at 1 RMB to $0.1634 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2015and 2014 were at 1 RMB to $0.1638 USD and at 1 RMB to $0.1623 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of June 30, 2015 and March 31, 2015, the Company had deposits totaling $15,066,336 and $12,563,579 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended June 30, 2015, one vendor accounted for 16.5% of the Company’s total purchases and one vendor accounted for 11.2% of total advances to suppliers. For the three months ended June 30, 2014, no vendors accounted for more than 10% of the Company’s total purchases. The largest vendor accounted for 9% of the Company’s total purchases and one vendor accounted for 11% of total advances to suppliers.

For the three months ended June 30, 2015 and 2014, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

Recent Accounting Pronouncements

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”). The amendments in ASU 2015-10 cover a wide range of Topics in the Accounting Standards Codification (the “ASC”). The amendments in ASU 2015-10 represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. Transition guidance varies based on the amendments in ASU 2015-10. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of ASU 2015-10. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

NOTE 3 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of June 30, 2015 and March 31, 2015, financial assets available for sale amounted to $1,309,600(RMB 8,000,000) and $1,307,200(RMB 8,000,000), respectively. On February 4, 2015, the Company purchased from Bank of Hangzhou a wealth-management product called “Fortune 99”, which bears the interest rate of 5.45% and has been paid back to the Company on August 4, 2015.

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	June 30, 2015	March 31, 2015
Accounts receivable	$9,949,598	$12,108,561
Less: allowance for doubtful accounts	(2,215,460)	(2,870,818)
Trade accounts receivable, net	$7,734,138	$9,237,743

For the three months ended June 30, 2015 and 2014, $60,332 and $64,858 in accounts receivable were directly written off, respectively. Additionally, for the three months ended June 30, 2015 and 2014, no accounts receivable were written off against previous allowance for doubtful accounts, respectively.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2015	March 31, 2015
Prepaid rental expenses(1)	$1,313,736	$1,712,018
Prepaid and other current assets	489,718	488,820
Total	$1,803,454	$2,200,838

(1)	As the Company opened new stores, prepaid rental expenses increased.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2015	March 31, 2015
Building	$1,755,202	$1,751,986
Leasehold improvements	12,887,368	12,792,714
Farmland development cost	1,957,753	1,954,165
Office equipment and furniture	5,988,281	5,949,193
Motor vehicles	668,654	667,428
Total	23,257,258	23,115,486
Less: Accumulated depreciation	(14,042,565)	(13,606,043)
Impairment	(2,457,165)	(2,452,662)
Property and equipment, net	$6,757,528	$7,056,781

Total depreciation expense for property and equipment was $411,793 and $494,082 for the three months ended June 30, 2015 and 2014, respectively. There were no fixed assets impaired in the three months ended June 30, 2015. For the year ended March 31, 2015, $1,053,765 of fixed assets in Jiuyingtang was impaired due to the estimated fair value being lower than the carrying value.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of June 30, 2015 and March 31, 2015, advance to suppliers consist of the following:

	June 30, 2015	March 31, 2015
Advance to suppliers	$6,994,011	$5,942,866
Less: allowance for doubtful accounts	(1,151,652)	(1,225,514)
Advance to suppliers, net	$5,842,359	$4,717,352

For the three months ended June 30, 2015 and 2014, none of the advances to suppliers were written off against previous allowance for doubtful accounts, respectively.

Note 8 – INVENTORY

Inventory consisted of finished goods, which were $11,771,178 and $10,538,591 as of June 30, 2015 and March 31, 2015, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to expiration dates to its suppliers, Any loss on damaged items is immaterial and will be recognized immediately, As a result, no reserves were made as of June 30, 2015 and March 31, 2015.

Note 9 – FARMLAND ASSETS

Farmland assets are ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of June 30, 2015 and March 31, 2015, farmland assets consisted of the following:

	June 30,	March 31,
	2015	2015
Farmland assets	$2,616,184	$2,530,558
Less: impairments*	(827,715)	(826,199)
Farmland assets, net	$1,788,469	$1,704,359

* The estimated fair value is estimated to be lower than its investment value in fiscal 2014 and 2015. The slight increase in the impairment amount from March 31, 2015 to June 30, 2015 is caused by exchange rate variance.

Note 10 – LONG TERM DEPOSITS, LANDLORDS

As of June 30, 2015 and March 31, 2015, long term deposits amounted to $2,588,769 and $2,584,025, respectively. Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 11 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of prepayment for lease of land use right, which were $2,739,819 and $2,734,798 as of June 30, 2015 and March 31, 2015, respectively.

The prepayment for lease of land use right is a payment made to a local government in connection with entering into a 30-year operating land lease agreement. The land is currently used to cultivate Ginkgo trees. This prepayment includes a deposit of $1,137,500, which will be refundable on the due date. Based on expected output from planted Gingko trees such as expected fruit production and tree market value, the fair value of the lease prepayment was lower than carrying cost. As a result, the Company recorded impairment on the lease prepayment.

The amortization of the prepayment for the lease of land use right was approximately $15,949 and $16,756 for the three months ended June 30, 2015 and 2014, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending June 30,	Amount
2016	$63,796
2017	63,796
2018	63,796
2019	63,796
2020	63,796
Thereafter	1,259,965

Note 12– INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	June 30, 2015	March 31, 2015
License (1)	$1,573,157	$1,570,274
Goodwill (1)	23,667	23,623
Land use rights (2)	1,596,329	1,593,403
Software	477,783	477,302
Total other intangible assets	3,670,936	3,664,602
Less: accumulated amortization	(531,567)	(522,599)
Intangible assets, net	$3,139,369	$3,142,003

Amortization expense of intangibles for the three months ended June 30, 2015 and 2014 amounted to $8,013 and $ 8,019, respectively.

(1)	As of June 30, 2015, the intangible assets with indefinite life consisted of the following, which were generated through the acquisition of Sanhao Pharmacy.

	Preliminary Fair value	Currency translation adjustment	Net carrying value

Licenses*	$1,566,046	$7,111	$1,573,157
Goodwill on acquisition of Sanhao Pharmacy	23,560	107	23,667
	$1,589,606	$7,218	$1,596,824

* This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy. The licenses allow patients to pay by the insurance card at stores and the stores can get reimbursed from the Human Resource and Social Security Department of Hangzhou City.

(2)	In July 2013, the Company purchased the land use right of a plot of farmland in Lin’An, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’An has not grown, the Company does not expect completion of the plant in near future.

Note 13 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”) and Industrial and Commercial Bank of China (“ICBC”) that provided working capital in the form of the following bank acceptance notes at June 30, 2015 and March 31, 2015:

		Origination	Maturity	June 30,	March 31,
Beneficiary	Endorser	date	date	2015	2015
Jiuzhou Pharmacy(1)	HUB	08/05/14	08/04/15	1,637,000	1,634,000
Jiuzhou Pharmacy(1)	HUB	10/09/14	04/09/15	-	784,320
Jiuzhou Pharmacy(1)	HUB	10/09/14	04/09/15	-	1,187,918
Jiuzhou Pharmacy(1)	HUB	12/05/14	06/05/15	-	1,329,651
Jiuzhou Pharmacy(1)	HUB	12/26/14	06/26/15	-	1,601,320
Jiuzhou Pharmacy(1)	HUB	03/04/15	09/04/15	1,473,300	1,470,600
Jiuzhou Pharmacy(1)	HUB	03/13/14	09/13/15	605,690	604,580
Jiuzhou Pharmacy(2)	BOH	11/06/14	05/06/15		2,908,520
Jiuzhou Pharmacy(2)	BOH	02/09/15	08/09/15	1,997,140	1,993,480
Jiuzhou Pharmacy(3)	ICBC	12/26/14	06/25/15		2,238,580
Jiuzhou Pharmacy(1)	HUB	04/08/15	10/08/15	1,653,370	-
Jiuzhou Pharmacy(3)	ICBC	04/10/15	10/09/15	454,922
Jiuzhou Pharmacy(1)	HUB	05/15/15	11/15/15	1,564,972
Jiuzhou Pharmacy(2)	BOH	06/04/15	12/04/15	2,422,760
Jiuzhou Pharmacy(1)	HUB	06/29/15	12/29/15	2,532,439
Jiuzhou Pharmacy(1)	HUB	04/22/15	04/21/16	1,637,000
Jiuzhou Pharmacy(1)	HUB	04/29/15	04/28/16	3,519,550
Total				$19,498,143	$15,752,969

(1)	As of March 31, 2015, the Company had $8,612,389 (RMB52,707,400) of notes payable from HUB. The Company is required to hold restricted cash of $36,921,220 (RMB52, 707,400) with HUB as collateral against these bank notes. As of June 30, 2015, the Company had $14,623,321 (RMB 119,109,000) of notes payable from HUB. The Company is required to hold restricted cash of $ 11,725,831 (RMB71,630,000) with HUB as collateral against these bank notes.

(2)	As of March 31, 2015, the Company had $4,902,000 (RMB30,000,000) of notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 12). The Company is required to hold restricted cash of $2,287,600 (RMB 14,000,000) with BOH as collateral against these bank notes. As of June 30, 2015, the Company had $4,419,900 (RMB 27,000,000) of notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 12). The Company is required to hold restricted cash of $1,948,030 (RMB 11,900,000) with BOH as collateral against these bank notes.

(3)	As of March 31, 2015, the Company had $2,238,580 (RMB 13,700,000) of notes payable from ICBC, with restricted cash of $671,574 (RMB 4,110,000) held at the bank. As of June 30, 2015, the Company had $454,922 (RMB 2,779,000) of notes payable from ICBC, with restricted cash of $136,477(RMB833,700) held at the bank.

As of June 30, 2015, the Company had a credit line of approximately $10.33 million in the aggregate from HUB, BOH and ICBC. By putting up the restricted cash of $13.81 million deposited in the banks, the total credit line was $24.14 million. As of June 30, 2015, the Company had approximately $19.50 million of bank notes payable and approximately $4.64 million bank credit line was still available for further borrowing. The bank notes are also secured by buildings owned by the Company’s major shareholders, land use rights of Jiutong Medical, a shop of Jiuzhou Pharmacy, guaranteed by Jiuxin Medical and guaranteed by Zhejiang JinQiao Guarantee Company and Hangzhou Small and Medium sized Guarantee CO., Ltd.

At June 30, 2015, the fair value of the Company’s notes payable was estimated, using Level 2 inputs, at $19,120,000 compared to a carrying amount of $19,498,143. At March 31, 2015, the fair value of the Company’s notes payable was estimated, using Level 2 inputs, at $15,743,000 compared to a carrying amount of $15,752,969. The fair values were estimated using an income approach by applying market interest rates for comparable instruments.

The following tables summarize the fair values by input hierarchy of items measured at fair value:

	Level 1	Level 2	Level 3	Total
March 31, 2015	-	15,743,000	-	15,743,000
June 30, 2015	-	19,120,000	-	19,120,000

Note 14 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three months ended June 30, 2015 and 2014:

	For the three months ended June 30,
	2015	2014
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
Change in valuation allowance	(25.0)	(25.0)
Others (1)	(42.6)	(4.9)
Effective tax rate	(42.6)%	(4.9)%

(1)	The (42.6)% and (4.9)% for the three months ended June 30, 2015 and 2014 represents loss incurred in unprofitable subsidiaries that are not deductible for profitable subsidiaries as these subsidiaries filed tax returns separately in China, and expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three months ended June 30, 2015 and 2014.  As of June 30, 2015, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $1,503,000 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at June 30, 2015.  There was no net change in the valuation allowance for the three months ended June 30, 2015 and 2014.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at June 30, 2015 and March 31, 2015 consisted of the following:

	June 30, 2015	March 31, 2015
VAT	$386,471	$301,149
Income tax	64,206	8,007
Others	33,518	18,955
Total taxes payable	$484,195	$328,111

Note 15– POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $223,011and $190,498 in employment benefits and pension for the three months ended June 30, 2015 and 2014, respectively.

Note 16– RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	June 30, 2015	March 31, 2015
Due to cofounders (1):	$576,818	$576,818
Due to a director and CEO (2):	2,286,692	2,152,922
Total	$2,863,510	$2,729,740

(1)	As of June 30, 2015 and March 31, 2015, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of June 30, 2015 and March 31, 2015, notes payable totaling $7,829,771 and $5,790,471 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space which expires in September 2015. Rent expense amounted to $ 24,570 and $24,342 for the three months ended June 30, 2015 and 2014, respectively.  The amounts were paid to Mr. Liu as of June 30, 2015.

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

The warrant does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Model on the date that the warrant was originally issued and as of June 30, 2015 using the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	June 30, 2015 (1)	March31, 2015

Stock price	$3.28	$2.82
Exercise price	$1.20	$1.20
Annual dividend yield	0%	0%
Expected term (years)	1.24	1.49
Risk-free interest rate	0.28%	0.67%
Expected volatility	102.98%	116.88%

(1)	As of June 30, 2015, the warrant had not been exercised.

On September 26, 2013, the issue date of the warrant, the Company classified its fair value as a liability of $33,606. The Company recognized a loss of $42,840 and gain of $86,312 from the change in fair value of the warrant liability for the three months ended June 30, 2015 and June 30, 2014, respectively. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $358,164 and $ $315,325 for the three month ended June 30, 2015 and March 31, 2015, respectively.

Note 18 – STOCKHOLDER’S EQUITY

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

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests in three years on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the three months ended June 30, 2015, $124,033 was recorded as compensation expense.

A summary of the Company's stock option activities is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at March 31, 2015	-	$-	-	-
Granted	967,000	2.50	7.63	309,440
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2015	967,000	$2.50	7.38	$754,260
Exercisable at June 30, 2015	-	$-	-	$-
Vested or expected to vest	967,000	$2.50	7.38	$754,260

The weighted-average grant date fair values were determined using the Black- Scholes option-pricing model with the following weighted average assumptions:

Three months ended June 30, 2015

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

As of June 30, 2015, there was $1.2 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 2.38 years.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three months ended June 30, 2015 and 2014, the Company did not make appropriations to the statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 19– EARNINGS (LOSS) PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended
	June 30,
	2015	2014
Net earnings (loss) attributable to controlling interest	$110,611	$(346,737)
Weighted average shares used in basic computation	15,650,504	14,416,022
Diluted effect of restricted shares	-	-
Diluted effect of purchase options	229,957	-
Diluted effect of warrants	95,122	-
Weighted average shares used in diluted computation	15,975,583	14,416,022
Earnings (loss) per share – Basic:
Net earnings (loss) before non controlling interest	$0.01	$(0.02)
Add: Net earnings (loss) attributable to no controlling interest	$-	$-
Net earnings (loss) attributable to controlling interest	$0.01	$(0.02)
Earnings (loss) per share – Diluted:
Net earnings (loss)before non controlling interest	$0.01	$(0.02)
Add: Net earnings (loss) attributable to no controlling interest	$-	$-
Net earnings (loss) attributable to controlling interest	$0.01	$(0.02)

For the three months ended June 30, 2015 and 2014, both 105,000 and 150,000 shares, underlying outstanding purchase options and a warrant respectively, were excluded from the calculation of diluted loss per share as the options and the warrant were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operation for the three months ended June 30, 2015:

	Retail drugstores	Online pharmacy	Drug wholesale		Herb farming	Total
Revenue	$12,170,888	$5,965,768	$3,174,636		$-	$21,311,292
Cost of goods	9,037,894	4,944,283	2,953,432		-	16,935,609
Gross profit	$3,132,994	$1,021,485	$221,204		$-	$4,375,683
Selling expenses	2,574,468	407,250	114,651		-	3,096,369
General and administrative expenses	1,099,722	231,615	(419,398	)*	8,291	920,230
(Loss) income from operations	$(541,196)	$382,620	$525,951		$(8,291)	$359,084
Depreciation and amortization	$195,007	$-	$143,506		$81,294	$419,806
Total capital expenditures	$86,932	$5,979	$6,482		$-	$99,393

* include the accounts receivable and advance to customer allowance reversal of $729,164.

The following table presents summarized information by segment of the continuing operation for the three months ended June 30, 2014:

	Retail drugstores	Online pharmacy	Drug wholesale		Herb farming	Total
Revenue	$10,595,759	$2,572,542	$3,290,931		$-	$16,459,232
Cost of goods	8,679,889	2,167,365	3,101,359		-	13,948,613
Gross profit	$1,915,870	$405,177	$189,572		$-	$2,510,619
Selling expenses	1,670,389	-	98,188		-	1,768,577
General and administrative expenses	1,263,296	143,698	(411,895	)*	86,102	1,081,201
(Loss) income from operations	$(1,017,815)	$261,479	$503,279		$(86,102)	$(339,159)
Depreciation and amortization	$267,856	$2,161	$151,559		$80,525	$502,101
Total capital expenditures	$34,227	$303	$70,152		$-	$104,682

* include the accounts receivable and advance to customer allowance reversal of $660,504.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Three months ended June 30,
	2015	2014
Prescription drugs	$4,646,376	$4,420,252
OTC drugs	4,896,692	3,942,792
Nutritional supplements	910,611	623,925
TCM	1,136,509	1,195,634
Sundry products	262,047	357,059
Medical devices	318,653	56,096
Total	$12,170,888	$10,595,759

The Company’s net revenue from external customers through its online pharmacy by main products is as follows:

	Three months ended June 30,
	2015	2014
Prescription drugs	$-	$-
OTC Drugs	1,880,284	692,843
Nutritional supplements	513,744	149,940
TCM	-	-
Sundry products	1,226,954	319,970
Medical devices	2,344,786	1,409,789
Total	$5,965,768	$2,572,542

The Company’s net revenue from external customers through wholesale by main products is as follows:

	Three months ended June 30,
	2015	2014
Prescription drugs	$1,903,320	$1,527,495
OTC Drugs	1,196,778	1,348,529
Nutritional supplements	20,585	136,871
TCM	-	117,361
Sundry products	2,933	103,991
Medical devices	51,020	56,684
Total	$3,174,636	$3,290,931

Note 21 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending June 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2016	$3,726,985	$117,016	$189,513	$-	$4,033,514
2017	2,886,762	140,419	152,121	-	3,179,302
2018	2,509,543	140,419	152,121	-	2,802,084
2019	2,035,758	140,419	152,121	-	2,328,298
2020	1,101,474	140,419	152,121	-	1,394,014
Thereafter	187,578	105,314	-	-	292,892

Total rent expense amounted to $ 1,249,385 and 1,182,326 for the three months ended June 30, 2015 and 2014, respectively.

Note 22 – SUBSEQUENT EVENTS

The Company closed a registered direct placement with a single health-care focused institutional investor for the purchase of an aggregate of $3 million of its common stock at a price of $2.50 per share on July 23, 2015. The Company issued a total of 1,200,000 shares of its common stock to the investor. As part of the transaction, the Company also issued to the investor warrants for the purchase of up to 600,000 shares of common stock at an exercise price of $3.10 per share, which warrants shall be initially exercisable six months following issuance and expire five years from the date on which they are initially exercisable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item.  In addition to historical information, the following discussion contains certain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future plans, objectives, expectations and intentions.  These statements may be identified by the use of words such as "may," "will," "could," "expect," "anticipate," "intend," "believe," "estimate," "plan," "predict," and similar terms or terminology, or the negative of such terms or other comparable terminology.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of our annual report on Form 10-K for the year ended March 31, 2015 and filed with the SEC on June 29, 2015.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. We currently have 59 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the quarter ended June 30, 2015, we have neither opened nor closed pharmacies.

Since May 2010, we have also been selling certain OTC drugs, medical devices, nutritional supplements and other sundry products online. Our online pharmacy sells through several third-party platforms such as Alibaba’s Tmall, JD.com and Amazon.com, and the Company’s own platform all over China. In fiscal year 2016, we plan to primarily grow sales through our own platform significantly by closely cooperating with commercial insurance companies and selling products to customers who have bought medical insurance from these commercial insurance companies. Additionally, in order to keep top rankings in certain third-party platforms such as Tmall, we plan to spend reasonable resources in marketing our products through these third-party platforms.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM but have not incurred sales in the quarter ended June 30, 2015.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions.  The critical accounting policies and related judgments and estimates used to prepare our financial statements are identified in Note 3 to our unaudited condensed consolidated financial statements accompanying in this report.  We have not made any material changes in the methodology used in our accounting policies that are inconsistent with those discussed in our annual report on Form 10-K for the year ended March 31, 2015.

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015		2014
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$21,311,292	100.0%	$16,459,232	100.0%
Gross profit	$4,375,683	20.5%	$2,510,619	15.3%
Selling expenses	$3,096,369	14.5%	$1,768,577	10.7%
General and administrative expenses	$920,230	4.3%	$1,081,201	6.6%
Income (loss) from operations	$359,084	1.7%	$(339,159)	(2.1)%
Other (expense), net	$(123,449)	(0.6%)	$(115,836)	(0.7)%
Change in fair value of purchase option derivative liability	$(42,837)	(0.2%)	$123,699	0.8%
Income tax expense	$82,187	0.4%	$16,141	0.1%
Net income (loss) attributable to controlling interest	$110,611	0.5%	$(346,737)	(2.1)%
Net loss attributable to noncontrolling interest	$-	(0.0%)	$(700)	(0.0)%

Revenue

Due to the expansion of our retail drugstores and online pharmacy business, revenue increased by $4,852,060 or 29.5% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, partially offset by decline in our wholesale business. The following table breaks down the revenue for our four business segments for the three months ended June 30, 2015 and 2014:

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015		2014
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$12,170,888	57.0%	$10,595,759	64.4%	$1,575,129	14.9%
Revenue from online pharmacy	5,965,768	28.0%	2,572,542	15.6%	3,393,226	131.9%
Revenue from drug wholesale	3,174,636	15.0%	3,290,931	20.0%	(116,295)	(3.53)%
Revenue from herb farming	-	-	-	-	-	N/A
Total revenue	21,311,292	100.0%	16,459,232	100.0%	4,852,060	29.48%

Retail drugstores sales, which accounted for approximately 57.0% of total revenue for the three months ended June 30, 2015, increased by $1,575,129, or 14.9%, to $12,170,888. Same-store sales increased by approximately $827,593, or 8.2%, while new stores contributed approximately $617,453 in revenue in the three months ended June 30, 2015. The increase in same-store sales reflects the implementation of key drugstore operational strategies such as promoting sales through our doctors and clinics, stricter internal staff assessments that stimulate sales, increased adaptability to community demand, closer monitor to the operation of local stores in Hangzhou, close cooperation with certain large vendors to promote sales of brand name products and modest economic improvements in China. We expect same-store sales will keep growing in the near future. Our store count increased to 59 as of June 30, 2015, from 49 as of June 30, 2014, primarily as we acquired Sanhao Pharmacy and relocated its stores in Hangzhou.

Our online pharmacy sales increased by approximately $3,393,226, or 131.9% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. We have expanded cooperation with business-to-consumer online vendors, including Taobao, JD and Amazon, by posting our products on their online platforms, which direct customers back to our website. Such arrangements have exposed our online presence to a wider consumer base. In addition to launching an online payment service ("Alipay Service") based on a service agreement with Alipay (China) Internet Technology Ltd. ("Alipay"), we launched stores on Tencent's We Chat platform, China's dominant mobile messaging app and social network with over 500 million active users. In order to increase the popularity of our products, we have spent considerable efforts identifying popular products that can drive sales, while we keep close watch on cost. In the future, potential Chinese government’s authorization on online sales of prescription drugs may further increase online pharmacy sales.

We have been actively exploring new ways to grow our online sales. Starting from January 2015, we have strengthened our cooperation with certain large insurance companies in China such as The People’s Insurance Company (Group) Of China Limited, to sell online products to their customers who have purchased health insurance from them. It is expected that commercial insurance will expand quickly in China, especially after the government has started controlling its Social Health Insurance (“SHI”) budget. In May 2015, we set up a joint venture, with a Pharmacy Benefit Management (“PBM”) provider in China, which owns and operates Yikatong (the "E-Pharmacy-Card"), a popular pharmacy and health insurance benefit card with over 180,000 current users, who are customers insured with these large insurance companies. The joint venture agreement requires the PBM provider to direct the majority of its online E-Pharmacy-Card transactions to our official online pharmacy site. In June 2015, we have organized a operation team to direct the sales from commercial insurance to our own website. We expect this cooperation will drive up our online sales and profit margin in the future.

 Wholesale revenue decreased by $116,295 or 3.53% primarily as a result of discontinuing volume-driven sales strategy. At present, the majority of drug sales still occur at hospitals in China. As local hospitals had stronger ties with their existing suppliers, during the year ended March 31, 2015, we had not been able to make significant progress. Until we can establish a new customer base and are granted a status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to expand in the immediate future.

In the three months ended June 30, 2015 and 2014, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough to harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the three months ended June 30, 2015, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue growing trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $1,865,064 or 74.3% period over period primarily as a result of an increase in gross margin of retail drugstores and an increase in online pharmacy sale.  At the same time, gross margin increased from 15.3% to 20.5% due to higher retail and online profit margins.  The average gross margins for each of our four business segments are as follows:

	Three months ended June 30,
	2015	2014
Average gross margin
retail drugstores	25.7%	18.1%
online sales	17.1%	15.8%
wholesale business	7.0%	5.8%
farming business	N/A	N/A

Retail gross margin increased primarily due to more vendor rebates attributable to our focused marketing efforts in promoting brand-name products with large pharmaceutical suppliers such as SANOFI, as well as our recent sales strategy to raise our profit margin.. Instead of labeling our own products, we focused on promoting brand name products. We believe selling brand name products will increase our store popularity and customer loyalty. As a result, we achieved significant sales volume with certain brand pharmaceutical suppliers and received their rebates. Additionally, we have been searching for ways to improve our profit margin. From time to time, we compared existing products among our suppliers to squeeze lower cost. We also micro-adjusted up our sales prices of targeted products while minimizing the effect on sales volume.

Gross margin of online pharmacy sales are usually lower than gross margin of drugs sold at physical drugstores. It also varies from time to time depending on the products we carry. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. In order to drive sales in competition for online customers on e-commerce platforms, we lowered our sale prices on these e-commerce platforms. We may have to keep low sales prices on these e-commerce platforms in the long run while we keep watch on our bottom line profit. On the other side, we have strengthened our cooperation with certain large insurance companies in China such as The People’s Insurance Company (Group) Of China Limited, to sell online products to their insured customers. As these customers’ commercial insurances are usually the premium packages on top of their National Basic Social Health Insurance (“SHI”), they tend to purchase premium health products having high profit margin. As mentioned above, in March 2015, we signed an agreement to set up a joint venture, with a PBM provider in China, which requires the PBM provider to direct the majority of its online E-Pharmacy-Card transactions to our official online pharmacy site. This cooperation is accelerating our online sales and driving up online sales profit margin on our own website. In the three months ended June 30, 2015, our sales volume through our own website is almost five times higher than the same period a year ago. As a result, we achieved a higher overall online profit margin.

Wholesale gross margin increased primarily as a result of different products we carried and sold to certain pharmaceutical vendors. Although we tried marketing our products to major local hospitals and other pharmacies, we had not been able to make significant progress. Until we are able to obtain status as provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to keep low profit margin in order to drive sales.

Selling and Marketing Expenses

Sales and marketing expenses increased by $1,327,792 or 75.08% period over period.  The increase in absolute dollars is primarily attributable to rental increases, labor cost increase, increase in service fee based on percentage of sales volume from e-commerce platforms, and increase in service charges from Yikatong which direct insured sales to our own official website. As a result, such expenses as a percentage of our revenue increased to 13.1%, from 10.7% for the same period a year ago. We expect future sales and marketing expenses to not deviate significantly from current levels.

General and Administrative Expenses

General and administrative expenses decreased by $160,971 or 14.9% period over period.  Such expenses as a percentage of revenue decreased to 4.1% from 6.6% for the same period a year ago.  The decrease in absolute dollars reflects accounts receivable and advances to vendors allowance reversal of $729,164 in the three months ended June 30, 2015 as compared to reversal of $660,504 in the three months ended June 30, 2014. Excluding such an effect, general and administrative expense actually decreased by $92,311, which reflects the extra expense incurred in implementing a Business Intelligence System in the three months ended June 30, 2014 and stricter expense control in the three months ended June 30, 2015. We expect future general and administrative expenses to remain at its current levels.

Income from Operations

As a result of increased gross margin, we had income from operations of $359,084, as compared to loss from operations of $339,159 a year ago.  Our operating margin for the three months ended June 30, 2015 and 2014 was 1.7% and (2.1) %, respectively.

Income Taxes

Our income tax expense increased by $66,046 period over period primarily due to increase in Jiuzhou Pharmacy’s profit.

Net income

As a result of the foregoing, net income increased by $458,048 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
1- 3 months	$4,431,125	$426,284	$1,290,405	$-	$6,147,814
4- 6 months	159,265	52,357	1,389,278	-	1,600,900
7- 12 months	51,571	39,817	131,896	-	223,284
Over one year	16,373	-	1,326,124	635,103	1,977,600
Allowance for doubtful accounts	(96,300)	(22,807)	(1,461,250)	(635,103)	(2,215,460)
Total accounts receivable	$4,562,034	$495,651	$2,676,453	$-	$7,734,138

Accounts receivable from our retail drugstore business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  In the three months ended June 30, 2015, we wrote off an approximately $60,332 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement

Accounts receivable from our online pharmacy business mainly consist of collectibles from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us in times ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as pharmaceutical distributors. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. Furthermore, the new management team expended significant efforts in clearing outstanding balances with certain customers and suppliers. In the three months ended June 30, 2015, we were able to continually collect certain aged accounts. As a result, we reversed approximately $655,358 in allowance.

Subsequent to June 30, 2015 and through July 31, 2015, we collected approximately $3.5 million in receivables relating to our drugstore business, approximately $0.2 million in receivables relating to our online pharmacy business, approximately $0.6 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
1- 3 months	$-	$-	$5,812,650	$-	$5,812,650
4- 6 months	-	-	43,032	-	43,032
7- 12 months	-	-	111,002	-	111,002
Over one year	-	-	1,027,328	-	1,027,328
Allowance for doubtful accounts	-	-	(1,151,653)	-	(1,151,653)
Total advances to suppliers	$-	$-	$5,842,359	$-	$5,842,359

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchase on certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of June 30, 2015.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors.  We typically receive products from vendors within three to nine months after making prepayments.  We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues such as discontinuing of inventory supply that have been identified.  If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal actions.  If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off.  To facilitate its initial expansion, Jiuxin Medicine made significant prepayments to certain vendors.  Lack of timely supplier account reconciliation caused by several accounting staff rotations delayed the monitoring of such accounts.  To accommodate potential loss in advances to suppliers, we made reserve for amounts considered to be uncollectible. As previously discussed, Jiuxin Medicine transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and since then we have tightened our customer credit policy and strengthened monitoring of uncollected receivables. During the three months ended June 30, 2015, we were able to continually collect and sell goods from certain suppliers which we made advances in the past. As a result, we reversed approximately $73,861 in allowance. We do not expect a significant increase in bad debts going forward.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	Three months ended June 30
	2015	2014
Net cash (used in) operating activities	$(1,172,621)	$(1,844,670)
Net cash (used in) investing activities	$(214,053)	$(104,682)
Net cash provided by (used in) financing activities	$(1,003,406)	$847,439

For the three months ended June 30, 2015, cash used in operating activities amounted to $1,172,621, as compared to $1,844,670 a year ago.  The change is primarily attributable to a decrease in inventories and biological assets of $1,123,225 and a decrease in advances to suppliers of $2,735,139, offset by an increase in accounts payable, trade of $2,828,084, and decrease in other payable and accrued liabilities of $508,181. The negative operation cash flow also reflects the net loss incurred in this quarter.

For the three months ended June 30, 2015, net cash used in investing activities amounted to $214,053, as compared to $104,682 a year ago. The change is the result of investment to subsidiary.

For the three months ended June 30, 2015, net cash used in financing activities amounted to $1,003,406, as compared to $847,439 in net cash provided by financing activities a year ago. The change is primarily the result of increase in proceeds from notes payable of $11,874,835, offset by a decrease in change in restricted cash of $4,266,429 and repayment of notes payable of $9,389,121.

As of June 30, 2015, we had cash of approximately $1,654,762.  Our total current assets as of June 30, 2015, were $45,409,713 and total current liabilities were $9,389,121, which resulted in a net working capital of $744,890.

On July 23, 2015, we completed a registered direct placement with a single health-care focused institutional investor for the purchase of an aggregate of $3 million of its common stock at a price of $2.50 per share and net proceeds of approximately $2.7 million after deducting commissions and all other expenses. Additionally, our “financial assets available for sale”, a half year deposit of approximately $1.3 million with Bank of Hangzhou has been due on August 4, 2015 and been used for working capital resource. We believe that the foregoing sources will collectively provide sufficient liquidity for us to meet our liquidity and capital obligations for the next twelve months. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending June 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2016	$3,726,985	$117,016	$189,513	$-	$4,033,514
2017	2,886,762	140,419	152,121	-	3,179,302
2018	2,509,543	140,419	152,121	-	2,802,084
2019	2,035,758	140,419	152,121	-	2,328,298
2020	1,101,474	140,419	152,121	-	1,394,014
Thereafter	187,578	105,314	-	-	292,892

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	June 30, 2015	March 31, 2015	June 30, 2014
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1637	USD1: RMB 0.1634	USD1: RMB 0.1625

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1638	USD1: RMB 0.1625	USD1: RMB 0.1623

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2015:

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: August 12, 2015	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: August 12, 2015	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer

