Form 10-Q
period 2015-09-30
CHINA JO-JO DRUGSTORES, INC.
filed 2015-11-12
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 11, 2015, the registrant had 16,850,504 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

 PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2015	2015
ASSETS
CURRENT ASSETS
Cash	$6,709,585	$4,023,581
Financial assets available for sale	-	1,307,200
Restricted cash	12,811,003	8,992,101
Notes receivable	37,728	138,952
Trade accounts receivable, net	8,514,466	9,237,743
Inventories	11,393,972	10,538,591
Other receivables, net	1,863,967	1,130,264
Advances to suppliers, net	4,740,561	4,717,352
Other current assets	1,529,125	2,200,838
Total current assets	47,600,407	42,286,622

PROPERTY AND EQUIPMENT, net	6,165,063	7,056,781

OTHER ASSETS
Long-term investment	110,040	-
Farmland assets	1,717,454	1,704,359
Long term deposits	2,485,977	2,584,025
Other noncurrent assets	2,631,030	2,734,798
Intangible assets, net	3,006,646	3,142,003
Total other assets	9,951,147	10,165,185
Total assets	$63,716,617	$59,508,588

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term loan payable	$23,580	$32,680
Accounts payable, trade	18,154,740	15,915,915
Notes payable	16,923,068	15,752,969
Other payables	3,862,452	2,931,869
Other payables - related parties	2,759,574	2,729,740
Loan from third parties	-	-
Customer deposits	1,224,334	3,759,050
Taxes payable	429,331	328,111
Accrued liabilities	553,151	509,537
Total current liabilities	43,930,230	41,959,871
Purchase option and warrant liability	157,261	315,327
Total liabilities	44,087,491	42,275,198

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of September 30, 2015 and March 31, 2015	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 16,850,504 and 15,650,504 shares issued and outstanding as of September 30, 2015 and March 31, 2015	16,851	15,651
Additional paid-in capital	2,2247,600	19,301,233
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(7,142,424)	(7,404,210)
Accumulated other comprehensive income	3,197,990	3,972,543
Total stockholders' equity	19,629,126	17,194,326

Noncontrolling interests	-	39,064
Total equity	19,629,126	17,233,390
Total liabilities and stockholders' equity	$63,716,617	$59,508,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2015	2014	2015	2014
REVENUES, NET	$22,577,626	$18,444,065	$43,888,918	$34,903,297

COST OF GOODS SOLD	18,600,619	15,678,808	35,536,228	29,627,421

GROSS PROFIT	3,977,007	2,765,257	8,352,690	5,275,876

SELLING EXPENSES	3,418,755	1,933,780	6,515,124	3,702,357
GENERAL AND ADMINISTRATIVE EXPENSES	839,842	746,175	1,760,072	1,827,376
TOTAL OPERATING EXPENSES	4,258,597	2,679,955	8,275,196	5,529,733

(LOSS) INCOME FROM OPERATIONS	(281,590)	85,302	77,494	(253,857)

OTHER (LOSS) INCOME, NET	193,800	(52,692)	70,351	(168,528)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	200,903	(47,342)	158,066	76,357

INCOME (LOSS) BEFORE INCOME TAXES	113,113	(14,732)	305,911	(346,028)

PROVISION FOR INCOME TAXES	(38,062)	22,680	44,125	38,821

NET INCOME (LOSS)	151,175	(37,412)	261,786	(384,849)

NET (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	(1,219)	-	(1,919)

NET INCOME (LOSS) ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	151,175	(36,193)	261,786	(382,930)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(860,853)	6,192	(774,553)	58,460

COMPREHENSIVE (LOSS)	$(709,678)	$(30,001)	$(512,767)	$(324,470)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	16,537,461	14,981,637	16,096,406	14,700,375
Diluted	16,588,559	14,981,637	16,147,505	14,700,375

LOSS PER SHARES:
Basic	$0.01	$(0.00)	$0.02	$(0.03)
Diluted	$0.01	$(0.00)	$0.02	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$261,786	(384,849)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	763,839	832,570
Stock-based compensation	208,450	129,692
Bad debt provision	(1,540,695)	(1,611,497)
Inventory reserve	-	136,575
Change in fair value of purchase option derivative liability	(158,066)	(76,357)
Change in operating assets:
Accounts receivable, trade	716,075	694,722
Notes receivable	98,698	(64,932)
Inventories	(1,371,177)	(1,501,054)
Other receivables	(556,942)	(425,699)
Advances to suppliers	748,185	3,207,686
Other current assets	615,329	192,254
Long term deposit	-	337,326
Other noncurrent assets	-	186,680
Change in operating liabilities:
Accounts payable, trade	2,924,110	(557,095)
Other payables and accrued liabilities	1,133,850	252,409
Customer deposits	(2,460,559)	409,600
Taxes payable	116,924	43,762
Net cash provided by operating activities	1,499,807	1,801,793

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(106,200)	(246,097)
Decrease in Financial assets available for sale	1,293,600
Investment in a joint venture	(113,190)
Additions to leasehold improvements	-	(12,485)
Net cash provided by (used in) investing activities	1,074,210	(258,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	23,580	32,466
Repayment of short-term bank loan	(31,665)	(162,330)
Repayment of third parties loan	-	(59,529)
Change in restricted cash	(4,279,182)	(2,364,687)
Repayments of notes payable	(15,589,077)	(7,822,163)
Proceeds from notes payable	17,407,506	11,193,465
Proceeds from other payables-related parties	69,977	463,848
Proceeds from equity financing	2,699,500	-
Net cash provided by financing activities	300,639	1,281,070

EFFECT OF EXCHANGE RATE ON CASH	(188,652)	83,166
INCREASE IN CASH	2,686,004	2,907,447
CASH, beginning of period	4,023,581	4,445,276
CASH, end of period	$6,709,585	$7,352,723

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$158,415	$1,458
Cash paid for income taxes	$35,943	$43,788
Issuance of common stocks in exchange of debts	$-	$941,613
Reclassification of leasehold improvement to equipment		37,011
Non-cash financing activities:
Issuance of stock purchase options to an investor	1,231,067	-
Issuance of stock purchase options to an investment bank	147,728	$-

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

The Company’s online pharmacy license remains with Jiuzhou Pharmacy and its online retail pharmacy business are primarily conducted through Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which provides technical, sales and logistic support. In May 2015, the Company established Zhejiang Jianshun Network Technology Co. Ltd, a joint venture with Shanghai Jianbao Technology Co., Ltd., in order to develop its online pharmaceutical sales from large commercial medical insurance companies. On September 10, 2015, Renovation set up a new entity named Hangzhou JiuYi Medical Technology Co. Ltd,(“Jiuyi” to provide additional technical support such as webpage development to our online pharmacy business.

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

Shouantang Bio

● Established in the PRC in October, 2014 by Shouantang Technology

● 100% held by Shouantang Technology

● Registered capital of RMB 1,000,000 fully paid

● Sells nutritional supplements under its own brand name

		VIE by contractual arrangements as a controlled entity of Jiuzhou Service (2)

Jianshun	● Established in the PRC in May, 2015 ● 35% held by Jiuzhou Pharmacy ● Manages sales on official website of the online pharmacy	VIE by contractual arrangements as a controlled entity of Jiuzhou Pharmacy (2)

Jiuyi Technology	● Established in the PRC on September 10, 2015 ● 100% held by Renovation HK ● Technical support to online pharmacy	100%

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of the three shareholders of Renovation (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy, as is Shouantang Health as a subsidiary of Jiuzhou Service and Jianshun as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as one subsidiary of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy (Shouantang Health), are consolidated into the financial statements of the Company.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 29, 2015. Operating results for the three and six months ended September 30, 2015 may not be necessarily indicative of the results that may be expected for the full year.

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

The Company's financial assets and liabilities, which include financial instruments as defined by ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 12). The carrying amount of the Company's warrants is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). As of September 30, 2015 and March 31, 2015, the fair values of our derivative instruments that were carried at fair value. (See Note 16)

Revenue recognition

Revenue from sales of prescription medicine at the drugstores is recognized when the prescription is filled and the customer picks up and pays for the prescription.

Revenue from sales of other merchandise at the drugstores is recognized at the point of sale, which is when a customer pays for and receives the merchandise. Usually the majority of our merchandise such as prescription and OTC drugs are not allowed to be returned after the customers leave the counter. Return of other products such as sundry products are minimal. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. Based on historical experience, a reserve for potential loss from denial of reimbursement on certain unqualified drugs is made to the receivables from the government agency.

Revenue from medical services is recognized after the service has been rendered to a customer.

Revenue from online pharmacy sales is recognized when merchandise is shipped to customers. While most deliveries take one day, certain deliveries may take longer depending on a customer’s location. Any loss caused in a shipment will be reimbursed by the Company’s courier company. Our sales policy allows return of certain merchandises without reasons within seven days after customer’s receipts of merchandise. A proper sales reserve is made to account for the potential loss from returns from customers. Historically, sales returns seven days after merchandise receipts have been minimal.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by the first in first out (FIFO) method. Market value is the lower of replacement cost or net realizable value. The Company carries out physical inventory counts on a monthly basis at each store and warehouse. The Company periodically reviews its inventory and records write-downs to inventories for shrinkage losses and damaged merchandise that are identified. The Company provides a reserve for estimated inventory obsolescence or excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated realizable value.

Farmland assets

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

All related costs described in the above are accumulated until the time of harvest and then allocated to harvested herbs when they are sold.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended September 30, 2015 and 2014.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $134,887 and $81,321 for three months ended September 30, 2015 and 2014, respectively, and $198,053 and $131,239 for the six months ended September 30, 2015 and 2014, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at September 30, 2015 and March 31, 2015 were translated at 1 RMB to $0.1572 USD and at 1 RMB to $0.1634 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended September 30, 2015 and 2014 were at 1 RMB to $0.1617 USD and at 1 RMB to $0.1623 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to (USDRMB 500,000 per bank. As of September 30, 2015 and March 31, 2015, the Company had deposits totaling $16,404,370 and $12,563,579 that were covered by such an insurance in China, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended September 30, 2015, the two largest vendors accounted for 24.5% of the Company’s total purchases and one vendor accounted for 18.2% of total advances to suppliers. For the three months ended September 30, 2014, the two largest vendors accounted for 24.5% of the Company’s total purchases and one vendor accounted for 18.2% of total advances to suppliers.

For the six months ended September 30, 2015, the two largest vendors accounted for 25.3% of the Company’s total purchases and one vendor accounted for 18.2% of total advances to suppliers. For the six months ended September 30, 2014, the two largest vendors accounted for 25.3% of the Company’s total purchases and one vendor accounted for 18.2% of total advances to suppliers.

For the three months ended September 30, 2015, no customer accounted for more than 10% of the Company’s total sales or accounts receivable. For the three months ended September 30, 2014, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

For the six months ended September 30, 2015, no customer accounted for more than 10% of the Company’s total sales or accounts receivable. For the six months ended September 30, 2014, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

Recent Accounting Pronouncements

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”). The amendments in ASU 2015-10 cover a wide range of Topics in the Accounting Standards Codification (the “ASC”). The amendments in ASU 2015-10 represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. Transition guidance varies based on the amendments in ASU 2015-10. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of ASU 2015-10. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Currently, the Company is evaluating the impact of our pending adoption of ASU 2014-09 and ASU 2015-14 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in year 2018.

NOTE 3 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	September 30, 2015	March 31, 2015
Accounts receivable	$10,618,786	$12,108,561
Less: allowance for doubtful accounts	(2,104,320)	(2,870,818)
Trade accounts receivable, net	$8,514,466	$9,237,743

For the three months ended September 30, 2015 and 2014, $31,541 and $64,636 in accounts receivable were directly written off respectively. For the six months ended September 30, 2015 and 2014, $91,873 and $129,494 in accounts receivable were directly written off respectively.

Note 4 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2015	March 31, 2015
Prepaid rental expenses (1)	$1,058,852	$1,712,018
Prepaids and other current assets	470,273	488,820
Total	$1,529,125	$2,200,838

(1)	Represents store rental expenses that were usually prepaid and amortized over the prepayment period.

Note 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2015	March 31, 2015
Building	$1,685,509	$1,751,986
Leasehold improvements	12,375,652	12,792,714
Farmland development cost	1,880,016	1,954,165
Office equipment and furniture	5,757,427	5,949,193
Motor vehicles	643,038	667,428
Total	22,341,643	23,115,486
Less: Accumulated depreciation	(13,816,981)	(13,606,043)
Impairment*	$(2,359,599)	(2,452,662)
Property and equipment, net	$6,165,063	$7,056,781

*The variance of impairment from March 31, 2015 to September 30, 2015 is solely caused by exchange rate variance.

Total depreciation expense for property and equipment was $336,225 and $322,362 for the three months ended September 30, 2015 and 2014, respectively, and $748,018 and $816,444 for the six months ended September 30, 2015 and 2014, respectively.   There were no fixed assets impaired in the three and six months ended September 30, 2015. For the year ended March 31, 2015, $1,053,765 of fixed assets in Jiuyingtang was impaired due to the estimated fair value being lower than the carrying value.

Note 6 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis. This amount is refundable and bears no interest.  As of September 30, 2015 and March 31, 2015, advance to suppliers consist of the following:

	September 30, 2015	March 31, 2015
Advance to suppliers	$4,990,008	$5,942,866
Less: allowance for doubtful accounts	(249,447)	(1,225,514)
Advance to suppliers, net	$4,740,561	$4,717,352

For both the three and six months ended September 30, 2015 and 2014, none of the advances to suppliers were written off against previous allowance for doubtful accounts, respectively.

Note 7 – INVENTORY

Inventory consisted of finished goods, which were $11,393,972 and $10,538,591 as of September 30, 2015 and March 31, 2015, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to expiration dates to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately, As a result, no reserves were made as of September 30, 2015 and March 31, 2015.

Note 8 – FARMLAND ASSETS

Farmland assets are ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of September 30, 2015 and March 31, 2015, farmland assets consisted of the following:

	September 30,	March 31,
	2015	2015
Farmland assets	$2,512,304	$2,530,558
Less: impairments*	(794,850)	(826,199)
Farmland assets, net	$1,717,454	$1,704,359

* The estimated fair value is estimated to be lower than its investment value in fiscal 2014 and 2015. The slight decrease in the impairment amount from March 31, 2015 to September 30, 2015 is caused by exchange rate variance.

Note 9 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits were $2,485,977 and $2,584,025 as of September 30, 2015 and March 31, 2015, respectively. Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 10 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of prepayment for lease of land use right, which were $2,631,030 and $2,734,798 as of September 30, 2015 and March 31, 2015, respectively.

The prepayment for lease of land use right is a payment made to a local government in connection with entering into a 30-year operating land lease agreement. The land is currently used to cultivate Ginkgo trees. This prepayment includes a deposit of $1,100,400, which will be refundable on the due date. Based on expected output from planted Gingko trees such as expected fruit production and tree market value, the fair value of the lease prepayment was lower than carrying cost. As a result, the Company recorded impairment on the lease prepayment.

The amortization of the prepayment for the lease of land use right was approximately $17,438 and $16,761 for the three months ended September 30, 2015 and 2014, respectively. The amortization of the prepayment for the lease of land use right was approximately $33,387 and $33,517 for the six months ended September 30, 2015 and 2014, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending September 30,	Amount
2016	$66,775
2017	66,775
2018	66,775
2019	66,775
2020	66,775
Thereafter	1,196,755

Note 11 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	September 30, 2015	March 31, 2015
License (1)	$1,510,692	$1,570,274
Goodwill (1)	22,727	23,623
Land use rights (2)	1,532,944	1,593,403
Software	458,433	477,302
Total other intangible assets	3,524,796	3,664,602
Less: accumulated amortization	(518,150)	(522,599)
Intangible assets, net	$3,006,646	$3,142,003

Amortization expense of intangibles amounted to $7,808 and $7,864 for the three months ended September 30, 2015 and 2014, respectively, and $15,821 and $15,883 for the six months ended September 30, 2015 and 2014, respectively.

(1)	As of September 30, 2015, the intangible assets with indefinite life consisted of the following, which were generated through the acquisition of Sanhao Pharmacy.

	Preliminary Fair value	Currency translation adjustment	Net carrying value

Licenses*	$1,566,046	$(55,354)	$1,510,692
Goodwill on acquisition of Sanhao Pharmacy	23,560	(833)	22,727
	$1,589,606	$(56,187)	$1,533,419

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

Note 12 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”) and Industrial and Commercial Bank of China (“ICBC”) that provided working capital in the form of the following bank acceptance notes at September 30, 2015 and March 31, 2015:

		Origination	Maturity	September 30,	March 31,
Beneficiary	Endorser	date	date	2015	2015
Jiuzhou Pharmacy(1)	HUB	08/05/14	08/04/15	-	1,634,000
Jiuzhou Pharmacy(1)	HUB	10/09/14	04/09/15	-	784,320
Jiuzhou Pharmacy(1)	HUB	10/09/14	04/09/15	-	1,187,918
Jiuzhou Pharmacy(1)	HUB	12/05/14	06/05/15	-	1,329,651
Jiuzhou Pharmacy(1)	HUB	12/26/14	06/26/15	-	1,601,320
Jiuzhou Pharmacy(1)	HUB	03/04/15	09/04/15	-	1,470,600
Jiuzhou Pharmacy(1)	HUB	03/13/14	09/13/15	-	604,580
Jiuzhou Pharmacy(2)	BOH	11/06/14	05/06/15	-	2,908,520
Jiuzhou Pharmacy(2)	BOH	02/09/15	08/09/15	-	1,993,480
Jiuzhou Pharmacy(3)	ICBC	12/26/14	06/25/15	-	2,238,580
Jiuzhou Pharmacy(1)	HUB	04/08/15	10/08/15	1,587,720	-
Jiuzhou Pharmacy(3)	ICBC	04/10/15	10/09/15	436,859	-
Jiuzhou Pharmacy(1)	HUB	05/15/15	11/15/15	1,502,832	-
Jiuzhou Pharmacy(2)	BOH	06/04/15	12/04/15	2,326,560	-
Jiuzhou Pharmacy(1)	HUB	06/29/15	12/29/15	2,431,884	-
Jiuzhou Pharmacy(1)	HUB	04/22/15	04/21/16	1,572,000	-
Jiuzhou Pharmacy(1)	HUB	04/29/15	04/28/16	3,379,800	-
Jiuzhou Pharmacy(1)	HUB	08/05/15	02/05/16	1,782,648	-
Jiuzhou Pharmacy(1)	HUB	09/06/15	03/05/16	1,902,765	-
Total				$16,923,068	$15,752,969

(1)	As of March 31, 2015, the Company had $8,612,389 (RMB52,707,400) of notes payable from HUB. The Company is required to hold restricted cash of $4,763,309 (RMB 29,151,220) with HUB as collateral against these bank notes. As of September 30, 2015, the Company had $14,159,649 (RMB 90,074,100) of notes payable from HUB. The Company is required to hold restricted cash of $10,452,421 (RMB66,491,230) with HUB as collateral against these bank notes.

(2)	As of March 31, 2015, the Company had $4,902,000 (RMB30,000,000) of notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 12). The Company is required to hold restricted cash of $2,287,600 (RMB 14,000,000) with BOH as collateral against these bank notes. As of September 30, 2015, the Company had $2,326,560 (RMB 14,800,000) of notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 12). The Company is required to hold restricted cash of $1,068,960 (RMB 6,800,000) with BOH as collateral against these bank notes.

(3)	As of March 31, 2015, the Company had $2,238,580 (RMB 13,700,000) of notes payable from ICBC, with restricted cash of $671,574 (RMB 4,110,000) held at the bank. As of September 30, 2015, the Company had $436,859 (RMB 2,779,000) of notes payable from ICBC, with restricted cash of $131,058 (RMB833,700) held at the bank.

As of September 30, 2015, the Company had a credit line of approximately $9.13 million in the aggregate from HUB, BOH and ICBC. By putting up the restricted cash of $12.76 million deposited in the banks, the total credit line was $21.89 million. As of September 30, 2015, the Company had approximately $16.92 million of bank notes payable and approximately $1.51 million bank credit line was still available for further borrowing. The bank notes are also secured by buildings owned by the Company’s major shareholders, land use rights of Jiutong Medical, a shop of Jiuzhou Pharmacy, guaranteed by Jiuxin Medical and guaranteed by Zhejiang JinQiao Guarantee Company.

At September 30, 2015, the fair value of the Company’s notes payable was estimated, using Level 2 inputs, at $16,630,964 compared to a carrying amount of $16,923,068. At March 31, 2015, the fair value of the Company’s notes payable was estimated, using Level 2 inputs, at $15,743,000 compared to a carrying amount of $15,752,969. The fair values were estimated using an income approach by applying market interest rates for comparable instruments.

Note 13 – TAXES

Income tax

For the three and six months ended September 30, 2015 and 2014, the income tax provisions were as follow:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Income tax	$(38,062)	$22,680	$44,125	$38,821

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three and six months ended September 30, 2015 and 2014:

	For the three months		For the six months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
U.S. Statutory rates	34 .0%	34 .0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Change in valuation allowance (1)	(25.0)	(117.2)	(25.0)	(29.9)
Non-deductible expenses-permanent difference (2)	(5.8)	(61.8)	(27.9)	(6.3)
Effective tax rate	(5.8)%	(154.0)%	27.9%	(11.2)%

(1)	It represents non-taxable expense reversal due to overall decrease in allowance for accounts receivables and advance to suppliers.

(2)	The 5.8% and (61.8)% rate adjustments for the three months ended September 30, 2015 and 2014, and the (27.9)% and (6.3)% rate adjustments for the six months ended September 30, 2015 and 2014 represents expenses primarily included stock option expense, legal, accounting and other expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three and six months ended September 30, 2015 and 2014.  As of September 30, 2015, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $1,503,000 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at September 30, 2015.  There was no net change in the valuation allowance for the three and six months ended September 30, 2015 and 2014.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at September 30, 2015 and March 31, 2015 consisted of the following:

	September 30, 2015	March 31, 2015
VAT	$380,254	$301,149
Income tax	7,556	8,007
Others	41,521	18,955
Total taxes payable	$429,331	$328,111

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2015 and March 31, 2015, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months and six months ended September 30, 2015 and 2014, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

Note 14 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $245,394 and $209,773 in employment benefits and pension for the three months ended September 30, 2015 and 2014, respectively, and $468,405 and $400,271 in employment benefits and pension for the six months ended September 30, 2015 and 2014, respectively.

Note 15 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	September 30, 2015	March 31, 2015
Due to cofounders (1):	$576,818	$576,818
Due to a director and CEO (2):	2,182,756	2,152,922
Total	$2,759,574	$2,729,740

(1)	As of September 30, 2015 and March 31, 2015, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of September 30, 2015 and March 31, 2015, notes payable totaling $7,425,201 and $5,790,471 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space which expires in September 2015. Rent expense amounted to $23,940 and $24,350 for the three months ended September 30, 2015 and 2014, respectively, and $48,510 and $48,692 for the six months ended September 30, 2015 and 2014.  The rent for the three months ended September 30, 2015 has not been paid to Mr. Liu as of September 30, 2015.

Note 16 – WARRANTS LIABILITIES

On September 26, 2013, as annual compensation for its financial advisory service, the Company issued a warrant to a financial consulting firm to purchase up to 150,000 shares of common stock at $1.20 per share. The warrant is exercisable from September 26, 2013 to September 25, 2016.

The warrant does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Model on the date that the warrant was originally issued and as of September 30, 2015 using the following assumptions:

Common Stock Warrants
September 30, 2015 (1)
Stock price	$1.82
Exercise price	$1.20
Annual dividend yield	0%
Expected term (years)	0.99
Risk-free interest rate	0.33%
Expected volatility	105.77%

(1)	As of September 30, 2015, the warrant had not been exercised.

On September 26, 2013, the issue date of the warrant, the Company classified its fair value as a liability of $33,606. The Company recognized a gain of $200,903 and $158,064 from the change in fair value of the warrant liability for the three and six months ended September 30, 2015, respectively. The Company recognized a loss of $58,318 and a gain of $27,994 from the change in fair value of the warrant liability for the three and six months ended September 30, 2014, respectively.

Note 17 – STOCKHOLDERS’ EQUITY

Common Stock

On July 24, 2015, the Company closed a registered direct offering of 1.2 million shares of common stock at $2.50 per share with gross proceeds of approximately $3 million from its effective shelf registration statement on Form S-3.

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

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests in three years on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the three and six months ended September 30, 2015, $124,033 and $248,066 was recorded as compensation expense. As of September 30, 2015, there was approximately $1.06 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 2.13 years.

Warrants

In connection with the registered direct offering closed on July 24, 2015, the Company issued to an investor warrants to purchase up to 600,000 shares of common stock at an exercise price of $3.10 per share. The options are exercisable commencing on January 19, 2016 and expire on January 18, 2021. In connection with the Offering, the Company also issued warrants to its placement agent of this Offering, which can purchase an aggregate of up to 6% of the aggregate number of shares of common stock sold in the Offering, i.e. 72,000 shares. These warrants have the same terms as the warrants issued to purchaser in the Offering. The fair value of these shares amounted to $1,231,067 and $147,728, respectively, which are classified as equity at the date of issuance.

The fair value of the warrants issued was estimated by using the binominal pricing model with the following assumptions:

Terms of warrants	5 years
Expected volatility	105.05%
Risk-free interest rate	1.72%
Expected dividend yield	-%

The Company applied judgment in estimating key assumptions in determining the fair value of the warrants on the date of issuance. The Company used historical data to estimate stock volatilities and expected dividend yield. The risk-free rates are consistent with the terms of the warrants and are based on the United States Treasury yield curve in effect at the time of issuance.

A summary of stock warrant activities is as below:

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Number	Weight average exercise price	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	-	$-	-	$-
Issued during the period	672,000	3.10	-	-
Exercised during the period	-	-	-	-
Cancelled or expired during the period	-	-	-	-
Outstanding and exercisable at end of the period	672,000	$3.10	-	$-
Range of exercise price	-	3.10	-	-

The weighted average fair value of warrants granted for the period ended September 30, 2014 was $1.20 per share. No warrants were exercised, cancelled or expired during the period ended September 30, 2015. As of September 30, 2015, the aggregated intrinsic value of warrants outstanding and exercisable was $807,081.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and six months ended September 30, 2015 and 2014, the Company did not make appropriations to the statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 18 – INCOME (LOSS) PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to controlling interest	$151,175	$(36,193)	$261,786	$(382,930)
Weighted average shares used in basic computation	16,537,461	14,981,637	16,096,406	14,700,375
Diluted effect of purchase options and warrants	51,099	-	51,099	-
Diluted effect of restricted shares	-	-	-	-
Weighted average shares used in diluted computation	16,588,559	14,981,637	16,147,505	14,700,375
Income (loss) per share – Basic:
Net income (loss) before noncontrolling interest	$0.01	$(0.00)	$0.02	$(0.03)
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net income (loss) attributable to controlling interest	$0.01	$(0.00)	$0.02	$(0.03)
Loss per share – Diluted:
Net income (loss) before noncontrolling interest	$0.01	$(0.00)	$0.02	$(0.03)
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net loss attributable to controlling interest	$0.01	$(0.00)	$0.02	$(0.03)

For the three and six months ended September 30, 2015 and 2014, the 967,000 shares underlying employee stocks options and 600,000 shares underlying outstanding purchase options to an investors, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

Note 19 – SEGMENTS

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

The following table presents summarized information by segment of the continuing operation for the three months ended September 30, 2015:

	Retail drugstores	Online Pharmacy	Drug wholesale		Herb farming	Total
Revenue	$13,103,135	$6,558,407	$2,916,084		$-	$22,577,626
Cost of goods	10,177,989	5,737,312	2,685,318		-	18,600,619
Gross profit	$2,925,146	$821,095	$230,766		$-	$3,977,007
Selling expenses	3,230,986	51,462	136,307		-	3,418,755
General and administrative expenses	1,191,832	214,315	(47,827	)*	(518,478)	839,842
(Loss) income from operations	$(1,497,672)	$555,318	$142,286		$518,478)	$(281,590)
Depreciation and amortization	$134,720	$-	$130,103		$79,209	$344,032
Total capital expenditures	$6,200	$690	$(83)		$-	$6,807

*      include the accounts receivable and advance to suppliers allowance reversal of $850,079.

The following table presents summarized information of the continuing operations by segment for the three months ended September 30, 2014:

	Retail drugstores	Online pharmacy	Drug wholesale		Herb farming	Total
Revenue	$12,406,038	$2,949,391	$3,088,636		$-	$18,444,065
Cost of goods	10,302,519	2,463,352	2,912,937		-	15,678,808
Gross profit	$2,103,519	$486,039	$175,699		$-	$2,765,257
Selling expenses	1,795,108	666	138,006		-	1,933,780
General and administrative expenses	1,412,896	155,861	(911,544	)*	88,962	746,175
(Loss) income from operations	$(1,104,485)	$329,512	$949,237		$(88,962)	$85,302
Depreciation and amortization	$222,829	$1,376	$24,022		$80,081	$328,308
Total capital expenditures	$107,573	$3,210	$6,106		$-	$116,889

*    include the accounts receivable and advance to suppliers allowance reversal of $987,383.

The following table presents summarized information of the continuing operation by segment for the six months ended September 30, 2015:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$25,274,023	$12,524,175	$6,090,720	$-	$43,888,918
Cost of goods	19,215,883	10,681,595	5,638,750	-	35,536,228
Gross profit	$6,058,140	$1,842,580	$451,970	$-	$8,352,690
Selling expenses	5,805,454	458,712	250,958	-	6,515,124
General and administrative expenses	2,291,554	445,930	(467,225)	(510,187)	1,760,072
(Loss) income from operations	$(2,038,868)	$937,938	$668,237	$510,187	$77,494
Depreciation and amortization	$329,727	$-	$273,609	$160,503	$763,839
Total capital expenditures	$93,132	$6,669	$6,399	$-	$106,200

*     include the accounts receivable and advance to suppliers allowance reversal of $1,586,818.

The following table presents summarized information of the continuing operation by segment for the six months ended September 30, 2014:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$23,001,797	$5,521,933	$6,379,567	$-	$34,903,297
Cost of goods	18,982,408	4,630,716	6,014,297	-	29,627,421
Gross profit	$4,019,389	$891,217	$365,270	$-	$5,275,876
Selling expenses	3,465,497	666	236,194		3,702,357
General and administrative expenses	2,676,192	299,560	(1,323,439)	175,063	1,827,376
(Loss) income from operations	$(2,122,300)	$590,991	$1,452,515	$(175,063)	$(253,857)
Depreciation and amortization	$492,846	$3,538	$175,581	$160,605	$832,570
Total capital expenditures	$141,800	$3,513	$76,258	$-	$221,571

*     include the accounts receivable and advance to suppliers allowance reversal of $1,634,886.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Prescription drugs	$4,789,007	$4,957,751	$9,435,383	$9,378,003
Over-the-counter drugs	5,436,301	4,291,738	10,332,993	8,234,531
Nutritional supplements	1,029,519	547,218	1,940,130	1,171,143
Traditional Chinese medicine	1,276,488	1,991,112	2,412,997	3,186,746
Sundry products	341,663	502,724	603,710	859,783
Medical devices	230,157	115,495	548,810	171,591
Total	$13,103,135	$12,406,038	$25,274,023	$23,001,797

The Company’s net revenue from external customers through online pharmacy by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Prescription drugs	$-	$-	$-	$-
Over-the-counter drugs	1,730,043	826,755	3,610,327	1,519,598
Nutritional supplements	559,390	191,953	1,073,134	341,893
Traditional Chinese medicine	-	-		-
Sundry products	2,587,169	455,521	3,814,123	775,491
Medical devices	1,681,805	1,475,162	4,026,592	2,884,951
Total	$6,558,407	$2,949,391	$12,524,175	$5,521,933

The Company’s net revenue from external customers through wholesale by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Prescription drugs	$1,808,043	$2,362,902	$3,711,364	$4,261,984
Over-the-counter drugs	1,077,992	611,219	2,274,770	1,948,429
Nutritional supplements	23,346	6,387	43,931	33,949
Traditional Chinese medicine	-	80,905	-	89,268
Sundry products	3,482	6,583	6,414	6,777
Medical devices	3,221	20,640	54,240	39,160
Total	$2,916,084	$3,088,636	$6,090,720	$6,379,567

Note 20 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending September 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2015	$3,718,382	$200,848	$176,010	$-	$4,095,240
2016	2,843,385	218,175	150,171	-	3,211,731
2017	2,537,549	165,138	150,171	-	2,852,858
2018	2,034,545	138,619	150,171	-	2,323,335
2019	891,800	138,619	112,628	-	1,143,047
Thereafter	133,332	69,310	-	-	202,642

Total rent expense amounted to $1,178,159 and $1,215,232 for the three months ended September 30, 2015 and 2014, respectively, and $2,427,544 and $2,397,776 for the six months ended September 30, 2015 and 2014, respectively.

Note 21 – SUBSEQUENT EVENTS

In October, the two bank notes of $1,587,720 and $436,859 from HUB and ICBC, respectively, have been paid off.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. We currently have 59 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the six months ended September 30, 2015, we have neither opened nor closed pharmacies.

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

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM but have not incurred sales in the quarter ended September 30, 2015.

Recent Developments

On September 10, 2015, Renovation set up a new entity named Hangzhou JiuYi Medical Technology Co. Ltd,(“Jiuyi” with a registered capital of five million USD,, to provide additional technical support such as webpage development to our online pharmacy business. Jiuyi is located in Hangzhou, China.

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

Results of Operations

Comparison of three months ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015		2014
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$22,577,626	100.0%	$18,444,065	100.0%
Gross profit	$3,977,007	17.6%	$2,765,257	15.0%
Selling expenses	$3,418,755	15.1%	$1,933,780	10.5%
General and administrative expenses	$839,842	3.7%	$746,175	4.0%
(Loss) income from operations	$(281,590)	(1.2)%	$85,302	0.5%
Other (expense), net	$193,800	(0.9)%	$(52,692)	(0.3)%
Change in fair value of purchase option derivative liability	$200,903	3.4%	$(47,342)	(0.3)%
Income tax expense	$(38,062)	(0.2)%	$22,680	0.1%
Net income (loss) attributable to controlling interest	$151,175	3.2%	$(37,412)	(0.2)%
Net income (loss) attributable to noncontrolling interest	$-	-%	$(1,219)	(0.0)%

Revenue

 Primarily due to the quick expansion of our online pharmacy business, revenue increased by $4,133,561 or 22.4% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, partially offset by decline in our wholesale business. The following table breaks down the revenue for our four business segments for the three months ended September 30, 2015 and 2014:

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015		2014
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$13,103,135	58.0%	$12,406,038	67.2%	$697,097	5.6%
Revenue from online sales	6,558,407	29.1%	2,949,391	16.1%	3,609,016	122.4%
Revenue from wholesale business	2,916,084	12.9%	3,088,636	16.7%	(172,552)	(5.6)%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$22,577,626	100.0%	$18,444,065	100.0%	$4,133,561	22.4%

 Retail drugstores sales, which accounted for approximately 58.0% of total revenue for the three months ended September 30, 2015, increased by $697,097, or 5.6%, to $13,103,135. Same-store sales decreased by approximately $343,219, or 2.9%, while new stores contributed approximately $952,255 in revenue in the three months ended September 30, 2015. Other increase in sales revenue is attributed to growth in clinic sales and our self-branded nutritional supplements sales. The decrease in same-store sales reflects stricter budget control from the government health insurance program. The Chinese government is completing its national health insurance network which covers almost all of its population. However, the government budget cannot keep up with the increasing healthcare products and service demand. As a result, the government announced stricter drug reimbursement qualification policies such as reducing the allowed dose of drugs for each purchase and extending the time interval between purchases, forbidding sale promotion of certain drugs, in hope for deceleration of healthcare products and services expenditure. In cope with the situation, we implemented certain operational strategies such as increasing product adaptability to community demand, attracting younger customers with mobile device products search, close monitoring of chronicle disease customers, and close cooperation with certain large reputable vendors to promote sales of their brand name products. Although the same store sales declined recently, we expect the same store sales will grow in long run due to the growing healthcare spending in China. Our store count increased to 59 as of September 30, 2015, from 51 as of September 30, 2014, primarily because we acquired Sanhao Pharmacy and relocated its stores in Hangzhou.

Our online pharmacy sales increased by approximately $3,609,016, or 122.4% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. We have expanded cooperation with business-to-consumer online vendors, including Taobao, JD and Amazon, by posting our products on their online platforms, which direct customers back to our website. Such arrangements have exposed our online presence to a wider consumer base. We actively explore the potential cooperation with different online and mobile vendors in China. In addition to launching an online payment service ("Alipay Service") based on a service agreement with Alipay (China) Internet Technology Ltd. ("Alipay"), we launched stores on Tencent's We Chat platform, China's dominant mobile messaging app and social network with over 500 million active users. In order to increase the popularity of our products, we have spent considerable efforts identifying popular products that can drive sales, while we keep close watch on cost. We are actively searching for talents specialized in this area. In the future, potential Chinese government’s authorization on online sales of prescription drugs may further increase our online pharmacy sales.

Our own official website sales in the three months ended September 30, 2015 has increased by 406.2% as compared to three months ended September 30, 2014, primarily as a result of the active cooperation with large insurance companies in China such as The People’s Insurance Company (Group) Of China Limited, to sell online products to their customers who have purchased health insurance from them. Commercial health insurance has expanded quickly in recent years in China, especially after the government started to control its Social Health Insurance (“SHI”) budget. In May 2015, we set up a joint venture, with a Pharmacy Benefit Management (“PBM”) provider in China, which owns and operates Yikatong (the "E-Pharmacy-Card"), a popular pharmacy and health insurance benefit card with over 180,000 current users, who are customers insured with these large insurance companies. The joint venture agreement requires the PBM provider to direct the majority of its online E-Pharmacy-Card transactions to our official online pharmacy site. In June 2015, we have organized an operation team to direct the sales from commercial insurance to our own website. We expect this cooperation will drive up our online sales and profit margin in the future.

 Wholesale revenue decreased by $172,552 or 5.6% primarily as a result of discontinuing volume-driven sales strategy. At present, the majority of drug sales still occur at hospitals in China. Local hospitals usually have stronger ties with their existing suppliers. We have not been able to make significant progress in becoming a major supplier to local hospitals. Until we can establish a new customer base and are granted a status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to expand in the immediate future.

In the three months ended September 30, 2015 and 2014, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough to harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the three months ended September 30, 2015, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue growing trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $1,211,750 or 43.8% period over period primarily as a result of an increase in gross margin of retail drugstores and an increase in online pharmacy sale.  At the same time, gross margin increased from 15.0% to 17.6% due to higher retail profit margins.  The average gross margins for each of our four business segments are as follows:

	Three months ended September 30,
	2015	2014
Average gross margin for retail drugstores	22.3%	17.0%
Average gross margin for online sales	12.5%	16.5%
Average gross margin for wholesale business	7.9%	5.7%
Average gross margin for farming business	N/A	N/A

Retail gross margin increased primarily because of more vendor rebates attributable to our focused marketing efforts in promoting brand-name products with large pharmaceutical suppliers such as SANOFI, continuous efforts to renegotiate prices with our suppliers periodically, and our recent sales strategy to raise our profit margin. Instead of labeling our own products, we focused on promoting brand name products. We believe selling brand name products will increase our store popularity and customer loyalty. As a result, we achieved significant sales volume with certain brand pharmaceutical suppliers and received their rebates. Additionally, we have been searching for ways to improve our profit margin. From time to time, we compared existing products among our suppliers to squeeze lower cost. We also micro-adjusted up our sales prices of targeted products while minimizing the effect on sales volume.

Gross margin of online pharmacy sales are usually lower than gross margin of drugs sold at physical drugstores. It also varies from time to time depending on the products we carry. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. In order to drive sales in competition for online customers on e-commerce platforms, we lowered our sale prices on these e-commerce platforms. We may have to keep low sales prices on these e-commerce platforms in the long run while we keep watch on our bottom line profit. Additionally, in order to drive up volume and keep our leading position on Platform www.yhd.com, we made certain sales on products below their cost in the quarter ended September 30, 2015. On the other side, we have strengthened our cooperation with certain large insurance companies in China such as The People’s Insurance Company (Group) Of China Limited, to sell online products to their insured customers. As these customers’ commercial insurances are usually the premium packages on top of their National Basic Social Health Insurance (“SHI”), they tend to purchase premium health products having high profit margin. As mentioned above, in March 2015, we signed an agreement to set up a joint venture, with a PBM provider in China, which requires the PBM provider to direct the majority of its online E-Pharmacy-Card transactions to our official online pharmacy site. This cooperation is accelerating our online sales and driving up online sales profit margin on our own website. In the three months ended September 30, 2015, our sales volume through our own website is almost five times higher than the same period a year ago. As a result of the net effects, we had an overall lower online profit margin.

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

Selling and Marketing Expenses

 Sales and marketing expenses increased by $1,484,975 or 76.8% period over period.  The increase in absolute dollars is primarily attributable to rental increases, labor cost increase, increase in service fee based on percentage of sales volume from e-commerce platforms, and increase in service charges from Yikatong which direct insured sales to our own official website. As a result, such expenses as a percentage of our revenue increased to 15.1%, from 10.5% for the same period a year ago. We expect future sales and marketing expenses to not deviate significantly from current levels.

General and Administrative Expenses

 General and administrative expenses increased by $93,667 or 12.6% period over period.  Such expenses as a percentage of revenue decreased to 3.7% from 4.0% for the same period a year ago.  The variance in absolute dollars of general and administrative expenses reflects accounts receivable and advances to vendors allowance reversal of $850,079 in the three months ended September 30, 2015 as compared to reversal of $973,696 in the three months ended September 30, 2014. Excluding such an effect, general and administrative expense actually decreased by $29,950, which reflects stricter expense control in the three months ended September 30, 2015. We expect future general and administrative expenses to remain at its current levels.

(Loss) Income from Operations

As a result of the above, we had loss from operations of $281,590, as compared to income from operations of $85,302 a year ago.  Our operating margin for the three months ended September 30, 2015 and 2014 was (1.2)% and 0.5%, respectively.

Income Taxes

Our income tax expense decreased by $60,742 period over period due to decline in Jiuzhou Pharmacy’s profit.

Change In Fair Value Of Purchase Option Derivative Liability

As a result of lower stock prices in this quarter, we recorded a gain of $200,903 from evaluation of stock options (Note 17) in this quarter

Net Income

As a result of the foregoing, net income increased by $188,587 period over period.

Comparison of six months ended September 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended September 30, 2015 and 2014:

	Six months ended September 30,
	2015		2014
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$43,888,918	100.0%	$34,903,297	100.0%
Gross profit	$8,352,690	19%	$5,275,876	15.1%
Selling expenses	$6,515,124	14.8%	$3,702,357	10.6%
General and administrative expenses	$1,760,072	4%	$1,827,376	5.2%
Income (loss) from operations	$77,494	0.2%	$(253,857)	(0.7)%
Other (expense), net	$70,351	(0.2)%	$(168,528)	(0.5)%
Change in fair value of purchase option derivative liability	$158,066	0.4%	$76,357	0.2)%
Income tax expense	$44,125	0.1%	$38,821	0.1%
Net income (loss) attributable to controlling interest	$261,786	0.3%	$(384,849)	(1.1)%
Net income (loss) attributable to noncontrolling interest	$-	(0.0)%	$(1,919)	(0.0)%

Revenue

Primarily due to the quick expansion of our online pharmacy business, revenue increased by $8,985,621 or 25.7% for the six months ended September 30, 2015, as compared to the six months ended September 30, 2014, partially offset by decline in our wholesale business. The following table breaks down the revenue for our four business segments for the six months ended September 30, 2015 and 2014:

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the six months ended September 30, 2015 and 2014:

	Six months ended September 30,
	2015		2014
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$25,274,023	57.6%	$23,001,797	65.9%	$2,272,226	9.9%
Revenue from online sales	12,524,175	28.5%	5,521,933	15.8%	7,002,242	126.8%
Revenue from wholesale business	6,090,720	13.9%	6,379,567	18.3%	(288,847)	(4.5)%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$43,888,918	100.0%	$34,903,297	100.0%	$8,985,621	25.7%

 Retail drugstores sales, which accounted for approximately 57.6% of total revenue for the six months ended September 30, 2015, increased by $2,272,226, or 9.9%, to $25,274,023. Same-store sales increased by approximately $484,374, or 2.2%, while new stores contributed approximately $1,569,709 in revenue in the six months ended September 30, 2015. Other increase in sales revenue is attributed to growth in clinic sales and our self-branded nutritional supplements sales. As elaborated in the above, due to government budget control, our same stores sales growth has been impeded in the recent quarter, and the same store sales are expected to grow due to increasing healthcare products demand in long run. In order to promote our sales, we implemented certain operational strategies such as increasing product adaptability to community demand, attracting younger customers with mobile device products search, close monitoring of chronicle disease customers, and close cooperation with certain large reputable vendors to promote sales of their brand name products. Although the same store sales declined recently, we expect the same store sales will grow in long run due to the growing healthcare spending in China. Our store count increased to 59 as of September 30, 2015, from 51 as of September 30, 2014, primarily as we acquired Sanhao Pharmacy and relocated its stores in Hangzhou.

Our online pharmacy sales increased by approximately $7,002,242, or 126.8% for the six months ended September 30, 2015, as compared to the six months ended September 30, 2014. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. We have expanded cooperation with business-to-consumer online vendors, including Taobao, JD and www.yhd.com, by posting our products information on their online platforms, which direct customers back to our website. Such arrangements have exposed our online presence to a wider consumer base. As described in the above, we are expanding our cooperation with different online platform vendors, searching for products suitable for the market, and hiring specialized talents. Our own official website sales in the six months ended September 30, 2015 has increased by more than 400% as compared to six months ended September 30, 2014, primarily as a result of active cooperation with large insurance companies in China such as The People’s Insurance Company (Group) Of China Limited, to sell online products to their customers who have purchased health insurance from them. Commercial health insurance has expanded quickly in recent years in China, especially after the government has started controlling its Social Health Insurance (“SHI”) budget. As described in the above, we have set up a joint venture with a PBM provider in order to direct all of its online commercial health insurance customers sales to our official website. We expect this cooperation will drive up our online sales and profit margin in the future.

 Wholesale revenue decreased by $288,847 or 4.5% primarily as a result of discontinuing volume-driven sales strategy. At present, the majority of drug sales still occur at hospitals in China. Local hospitals usually have stronger ties with their existing suppliers. We have not been able to make significant progress in becoming a major supplier to local hospitals. Until we can establish a new customer base and are granted a status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to expand in the immediate future.

In the six months ended September 30, 2015 and 2014, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough to harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the six months ended September 30, 2015, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue growing trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $3,076,814 or 58.3% period over period primarily as a result of an increase in gross margin of retail drugstores and an increase in online pharmacy sale.  At the same time, gross margin increased from 15.1% to 19.0% due to higher retail profit margins.  The average gross margins for each of our four business segments are as follows:

	Six months ended September 30,
	2015	2014
Average gross margin for retail drugstores	24.0%	17.4%
Average gross margin for online sales	14.7%	16.1%
Average gross margin for wholesale business	7.4%	5.7%
Average gross margin for farming business	N/A	N/A

Retail gross margin increased primarily because of more vendor rebates attributable to our focused marketing efforts in promoting brand-name products with large pharmaceutical suppliers, continuous efforts to renegotiate prices with our suppliers periodically, and our recent sales strategy to raise our profit margin. Instead of labeling our own products, we focused on promoting brand name products. We believe selling brand name products will increase our store popularity and customer loyalty. As a result, we achieved significant sales volume with certain brand pharmaceutical suppliers and received their rebates. Additionally, we have been searching for ways to improve our profit margin. From time to time, we compared existing products among our suppliers to squeeze lower cost. We also micro-adjusted up our sales prices of targeted products while minimizing the effect on sales volume.

Gross margin of online pharmacy sales are usually lower than gross margin of drugs sold at physical drugstores. It also varies from time to time depending on the products we carry. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. In order to drive sales in competition for online customers on e-commerce platforms, we lowered our sale prices on these e-commerce platforms. We may have to keep low sales prices on these e-commerce platforms in the long run while we keep watch on our bottom line profit. Additionally, in order to drive up volume and keep our leading position on Platform www.yhd.com, we made certain sales on products below their cost in the quarter ended September 30, 2015.

On the other side, we have strengthened our cooperation with certain large insurance companies in China such as The People’s Insurance Company (Group) Of China Limited, to sell online products to their insured customers. As these customers’ commercial insurances are usually the premium packages on top of their National Basic Social Health Insurance (“SHI”), they tend to purchase premium health products having high profit margin. As mentioned above, in March 2015, we signed an agreement to set up a joint venture, with a PBM provider in China, which requires the PBM provider to direct the majority of its online E-Pharmacy-Card transactions to our official online pharmacy site. This cooperation is accelerating our online sales and driving up online sales profit margin on our own website. In the six months ended September 30, 2015, our sales volume through our own website is more than five times the same period a year ago. As a result of the net effect, we had an overall lower online profit margin.

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

Selling and Marketing Expenses

Sales and marketing expenses increased by $2,812,767 or 76.0% period over period.  The increase in absolute dollars is primarily attributable to rental increases, labor cost increase, increase in service fee based on percentage of sales volume from e-commerce platforms, and increase in service charges from Yikatong which direct insured sales to our own official website. As a result, such expenses as a percentage of our revenue increased to 14.8%, from 10.6% for the same period a year ago. We expect future sales and marketing expenses to not deviate significantly from current levels.

General and Administrative Expenses

 General and administrative expenses decreased by $67,304 or 3.7% period over period.  Such expenses as a percentage of revenue decreased to 4.0% from 5.2% for the same period a year ago.  The variance in absolute dollars of general and administrative expenses reflects accounts receivable and advances to vendors allowance reversal of $1,586,818 in the six months ended September 30, 2015 as compared to reversal of $1,647,605 in the six months ended September 30, 2014. Excluding such an effect, general and administrative expense actually decreased by $128,091, which reflects stricter expense control in the six months ended September 30, 2015. We expect future general and administrative expenses to remain at its current levels.

Income (Loss) from Operations

 As a result of the above, we had income from operations of $77,494, as compared to loss from operations of $253,857 a year ago.  Our operating margin for the six months ended September 30, 2015 and 2014 was 0.2% and (0.7)%, respectively.

Income Taxes

Our income tax expense increased by $5,304 period over period due to overall increase in operation income in Jiuzhou Pharmacy’s profit.

Change In Fair Value Of Purchase Option Derivative Liability

As a result of lower stock prices in this quarter, we recorded a gain of $158,066 from evaluation of stock options (Note 17) in six months ended September 30, 2015..

Net Income (Loss)

As a result of the foregoing, net income increased by $646,635 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From d ate of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$3,956,610	$2,341,033	$872,060	$-	$7,169,697
4- 6 months	17,820	4,385	424,983	-	447,188
7- 12 months	175,631	87,311	1,401,204	-	1,664,152

Over one year	49,498	319	1,189,684	98,248	1,337,749
Allowance for doubtful accounts	(167,063)	(58,873)	(1,780,136)	(98,248)	(2,104,320)
Total accounts receivable	$4,032,496	$2,374,175	$2,107,795	$-	$8,514,466

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  In the three and six months ended September 30, 2015, we wrote off an approximately $31,541 and $91,873 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

Accounts receivable from our online pharmacy business mainly consist of collectibles from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us in times ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as pharmaceutical distributors. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. Furthermore, the new management team expended significant efforts in clearing outstanding balances with certain customers and suppliers. In the six months ended September 30, 2015, we were able to continually collect certain aged accounts. As a result, we reversed approximately $657,568 in allowance.

Subsequent to September 30, 2015 and through October 31, 2015, we collected approximately $2.6 million in receivables relating to our drugstore business, approximately $1.4 million in receivables relating to our online pharmacy business, approximately $0.2 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$574,261	$-	$3,767,305	$-	$4,341,566
4- 6 months	-	-	477,349	-	477,349
7- 12 months	-	-	8,313	-	8,313

Over one year	-	-	162,780	-	162,780
Allowance for doubtful accounts	(21,801)	-	(227,646)	-	(249,447)
Total advances to suppliers	$552,460	$-	$4,188,101	$-	$4,740,561

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchase on certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of September 30, 2015.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors.  We typically receive products from vendors within three to nine months after making prepayments.  We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues such as discontinuing of inventory supply that have been identified.  If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal actions.  If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off.  To facilitate its initial expansion, Jiuxin Medicine made significant prepayments to certain vendors.  Lack of timely supplier account reconciliation caused by several accounting staff rotations delayed the monitoring of such accounts.  To accommodate potential loss in advances to suppliers, we made reserve for amounts considered to be uncollectible. As previously discussed, Jiuxin Medicine transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and since then we have tightened our customer credit policy and strengthened monitoring of uncollected receivables. During the six months ended September 30, 2015, we were able to continually collect and sell goods from certain suppliers which we made advances in the past. As a result, we reversed approximately $929,567 in allowance. We do not expect a significant increase in bad debts going forward.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	Six months ended September 30
	2015	2014
Net cash provided by operating activities	$1,499,807	$1,801,793
Net cash provided by (used in) investing activities	$1,074,210	$(258,582)
Net cash provided by financing activities	$300,640	$1,281,070

For the six months ended September 30, 2015, cash provided by operating activities amounted to $1,499,807, as compared to $1,801,793 a year ago.  The change is primarily attributable to a decrease in cash provided by customer deposit of $2,870,159, a decrease in cash provided by change of advances to suppliers of $2,459,501, offset by an increase in cash provided by the change of account payable of $ 3,481,205.

For the six months ended September 30, 2015, net cash provided by investing activities amounted to $1,074,210, as compared to $258,582 used in investing activities a year ago. The change is attributable to the pay back of financial assets available for sale in the six months ended September 30, 2015.

For the six months ended September 30, 2015, net cash provided by financing activities amounted to $300,640, as compared to $1,281,070 a year ago.

As of September 30, 2015, we had cash of approximately $6,709,585.  Our total current assets as of September 30, 2015, were $47,600,407 and total current liabilities were $43,930,230, which resulted in a negative net working capital of $3,670,177.

On July 23, 2015, we completed a registered direct placement with a single health-care focused institutional investor for the purchase of an aggregate of $3 million of its common stock at a price of $2.50 per share and net proceeds of approximately $2.7 million after deducting commissions and all other expenses. Additionally, Due to our fast increasing monthly purchase demand caused by online pharmacy growth, vendors are willing to advance us larger inventory quantity and give us longer credit period. We believe that the foregoing sources will collectively provide sufficient liquidity for us to meet our liquidity and capital obligations for the next twelve months. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending September 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2015	$3,718,382	$200,848	$176,010	$-	$4,095,240
2016	2,843,385	218,175	150,171	-	3,211,731
2017	2,537,549	165,138	150,171	-	2,852,858
2018	2,034,545	138,619	150,171	-	2,323,335
2019	891,800	138,619	112,628	-	1,143,047
Thereafter	133,332	69,310	-	-	202,642

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	September 30, 2015	March 31, 2015	September 30, 2014
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1572	USD1: RMB 0.1623	USD1: RMB 0.1625

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1617	USD1: RMB 0.1626	USD1: RMB 0.1623

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weaknesses in internal control over financial reporting as following:

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

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: November 12, 2015	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: November 12, 2015	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

