Form 10-Q
period 2015-12-31
CHINA JO-JO DRUGSTORES, INC.
filed 2016-02-12
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of February 12, 2016, the registrant had 17,735,504 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED December 31, 2015

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months ended December 31, 2015 and 2014	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended December 31, 2015 and 2014	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II	OTHER INFORMATION
Item 6.	Exhibits	35
Signatures		36

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

 PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2015	2015
ASSETS
CURRENT ASSETS
Cash	$4,339,272	$4,023,581
Financial assets available for sale	-	1,307,200
Restricted cash	12,743,153	8,992,101
Notes receivable	35,443	138,952
Trade accounts receivable, net	8,751,355	9,237,743
Inventories	10,261,025	10,538,591
Other receivables, net	1,441,827	1,130,264
Advances to suppliers, net	5,479,954	4,717,352
Other current assets	1,421,842	2,200,838
Total current assets	44,473,871	42,286,622

PROPERTY AND EQUIPMENT, net	5,719,417	7,056,781

OTHER ASSETS
Long-term investment	107,870	-
Farmland assets	1,683,586	1,704,359
Long term deposits	2,436,953	2,584,025
Other noncurrent assets	2,579,146	2,734,798
Intangible assets, net	2,918,279	3,142,003
Total other assets	9,725,834	10,165,185
Total assets	$59,919,122	$59,508,588

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term loan payable	$-	$32,680
Accounts payable, trade	14,919,756	15,915,915
Notes payable	17,068,740	15,752,969
Other payables	2,812,922	2,931,869
Other payables - related parties	2,489,592	2,729,740
Customer deposits	2,440,184	3,759,050
Taxes payable	482,234	328,111
Accrued liabilities	554,819	509,537
Total current liabilities	40,768,247	41,959,871

Purchase option and warrant liability	141,817	315,327
Total liabilities	40,910,064	42,275,198

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of December 31, 2015 and March 31, 2015	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 17,735,504 and 15,650,504 shares issued and outstanding as of December 31, 2015 and March 31, 2015	17,736	15,651
Additional paid-in capital	22,512,969	19,301,233
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(7,759,951)	(7,404,210)
Accumulated other comprehensive income	2,929,195	3,972,543
Total stockholders' equity	19,009,058	17,194,326
Noncontrolling interests	-	39,064
Total equity	19,009,058	17,233,390
Total liabilities and stockholders' equity	$60,485,334	$59,508,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	For the three months ended December 31,		For the nine months ended December 31,
	2015	2014	2015	2014
REVENUES, NET	$24,708,046	$21,320,039	$68,596,964	$56,223,336

COST OF GOODS SOLD	19,860,713	18,138,006	55,396,941	47,765,427

GROSS PROFIT	4,847,333	3,182,033	13,200,023	8,457,909

SELLING EXPENSES	3,286,637	2,184,184	9,801,761	5,886,541
GENERAL AND ADMINISTRATIVE EXPENSES	1,868,448	622,113	3,628,520	2,449,489
TOTAL OPERATING EXPENSES	5,155,085	2,806,297	13,430,281	8,336,030

(LOSS) INCOME FROM OPERATIONS	(307,752)	375,736	(230,258)	121,879

OTHER EXPENSES, NET	(290,122)	(106,773)	(219,771)	(275,301)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	15,444	(127,431)	173,510	(51,074)

(LOSS) INCOME BEFORE INCOME TAXES	(582,430)	141,532	(276,519)	(204,496)

PROVISION FOR INCOME TAXES	35,099	14,007	79,224	52,828

NET (LOSS) INCOME	(617,529)	127,525	(355,743)	(257,324)

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	(987)	-	932

NET (LOSS) INCOME ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(617,529)	126,538	(355,743)	(256,392)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(268,795)	52,740	(1,043,348)	111,200

COMPREHENSIVE (LOSS) INCOME	$(886,324)	$179,278	$(1,399,091)	$(145,192)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	17,180,830	15,199,092	16,459,195	14,867,218
Diluted	17,180,830	15,596,554	16,459,195	14,867,218

(LOSS) INCOME PER SHARES:
Basic	$(0.04)	$0.01	$(0.02)	$(0.02)
Diluted	$(0.04)	$0.01	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(355,743)	$(257,324)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,163,994	1,240,323
Stock-based compensation	520,953	527,357
Bad debt provision	(1,369,786)	(3,126,039)
Inventory reserve	-	277,603
Change in fair value of purchase option derivative liability	(173,510)	51,074
Change in operating assets:
Accounts receivable, trade	243,666	1,566,629
Notes receivable	99,199	(108,096)
Inventories	(413,472)	(2,976,220)
Other receivables	(142,734)	(619,695)
Advances to suppliers	(413,238)	1,916,591
Other current assets	678,339	55,012
Long term deposit	-	220,146
Other noncurrent assets	-	280,399
Change in operating liabilities:
Accounts payable, trade	(93,695)	(1,236,808)
Other payables and accrued liabilities	277,298	390,535
Customer deposits	(1,146,504)	494,570
Taxes payable	205,734	75,296
Net cash used in operating activities	(919,499)	(1,228,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(171,314)	(898,522)
Decrease in Financial assets available for sale	1,279,200	-
Acquisition of business, net	-	(936,288)
Investment in a joint venture	(111,930)	-
Payments on construction-in-progress	-	(96,636)
Additions to leasehold improvements	-	(189,143)
Net cash provided by (used in) investing activities	995,956	(2,120,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	23,115	32,510
Repayment of short-term bank loan	(55,095)	(162,550)
Repayment of third parties loan	-	(79,116)
Change in restricted cash	(4,423,287)	(6,848,423)
Repayments of notes payable	(15,415,543)	(14,132,390)
Proceeds from notes payable	17,711,172	21,206,663
(Repayment of) Proceeds from other payables-related parties	(179,934)	529,115
Proceeds from equity financing	2,699,500	-
Net cash provided by financing activities	359,928	545,809

EFFECT OF EXCHANGE RATE ON CASH	(120,694)	92,543
INCREASE IN CASH	315,691	(2,710,884)
CASH, beginning of period	4,023,581	4,445,276
CASH, end of period	$4,339,272	$1,734,392

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$151,258	$4,621
Cash paid for income taxes	$48,424	$59,755
Issuance of common stocks in exchange of debts	$-	$941,613
Non-cash financing activities:
Issuance of stock purchase options to an investment bank	$147,728	$-

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

The Company is a retail, both online and offline, and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements.

The Company’s offline retail business also includes three medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. On December 18, 2013, Jiuzhou Service established, and held 51% of, Hangzhou Shouantang Health Management Co., Ltd. (“Shouantang Health”), a PRC company licensed to sell health care products. Shouantang Health was closed in April 2015.

The Company’s online pharmacy license remains with Jiuzhou Pharmacy and its online retail pharmacy business was primarily conducted through Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which provided technical, sales and logistic support. In May 2015, the Company established Zhejiang Jianshun Network Technology Co. Ltd, a joint venture with Shanghai Jianbao Technology Co., Ltd. (“Jianshun Network”), in order to develop its online pharmaceutical sales from large commercial medical insurance companies. On September 10, 2015, Renovation set up a new entity named Hangzhou JiuYi Medical Technology Co. Ltd. (“Jiuyi Technology”) to provide additional technical support such as webpage development to our online pharmacy business. In November 2015, the Company sold all of the equity interests of Quannou Technology to six individuals for approximately $17,121 (RMB107,074). After the sale, its technical support function has been transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

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

Shouantang Bio

● Established in the PRC in October, 2014 by Shouantang Technology

● 100% held by Shouantang Technology

● Registered capital of RMB 1,000,000 fully paid

● Sells nutritional supplements under its own brand name

		VIE by contractual arrangements as a controlled entity of Jiuzhou Service (2)

Jianshun Network	● Established in the PRC in May 2015 ● 35% held by Jiuzhou Pharmacy ● Manages sales on official website of the online pharmacy	Joint Venture 50% owned by Jiuzhou Pharmacy

Jiuyi Technology	● Established in the PRC on September 10, 2015 ● 100% held by Renovation ● Technical support to online pharmacy	100%

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of the three shareholders of Renovation (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy, as is Shouantang Health as a subsidiary of Jiuzhou Service and Jianshun as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as one subsidiary of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy (Shouantang Health), are consolidated into the financial statements of the Company.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 29, 2015. Operating results for the three and nine months ended December 31, 2015 may not be necessarily indicative of the results expected for the full year.

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

Fair value measurements

The Company has adopted ASC Topic 820, “Fair Value Measurement and Disclosure,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

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

The Company's financial assets and liabilities, which include financial instruments as defined by ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loans currently available to the Company (Level 2) (See Note 12). The carrying amount of the Company's warrants is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). As of December 31, 2015 and March 31, 2015, the fair values of our derivative instruments were carried at fair value (See Note 16).

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended December 31, 2015 and 2014.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $156,911 and $158,686 for three months ended December 31, 2015 and 2014, respectively, and $354,964 and $289,925 for the nine months ended December 31, 2015 and 2014, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at December 31, 2015 and March 31, 2015 were translated at 1 RMB to $0.1541 USD and at 1 RMB to $0.1634 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the nine months ended December 31, 2015 and 2014 were at 1 RMB to $0.1599 USD and at 1 RMB to $0.1626 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 77,050) per bank. As of December 31, 2015 and March 31, 2015, the Company had deposits totaling $16,525,351 and $12,563,579 that were covered by such an insurance in China, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended December 31, 2015, one largest vendors accounted for 17.6% of the Company’s total purchases and two vendors accounted for 25.1% of total advances to suppliers. For the three months ended December 31, 2014, the two largest vendors accounted for 33% of the Company’s total purchases and one vendor accounted for 21% of total advances to suppliers.

For the nine months ended December 31, 2015, one largest vendors accounted for 16.7% of the Company’s total purchases and two vendors accounted for 25.1% of total advances to suppliers. For the nine months ended December 31, 2014, one vendor accounted for approximately 30% of the Company’s total purchases and another vendor accounted for more than 21% of total advances to suppliers.

For the three months ended December 31, 2015, no customer accounted for more than 10% of the Company’s total sales or accounts receivable. For the three months ended December 31, 2014, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

For the nine months ended December 31, 2015, no customer accounted for more than 10% of the Company’s total sales or accounts receivable. For the nine months ended December 31, 2014, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Currently, the Company is evaluating the impact of our pending adoption of ASU 2014-09 and ASU 2015-14 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in year 2018.

NOTE 3 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	December 31, 2015	March 31, 2015
Accounts receivable	$10,645,139	$12,108,561
Less: allowance for doubtful accounts	(1,893,784)	(2,870,818)
Trade accounts receivable, net	$8,751,355	$9,237,743

For the three months ended December 31, 2015 and 2014, $41,671 and $64,087 in accounts receivable were directly written off respectively. For the nine months ended December 31, 2015 and 2014, $133,544 and $193,581 in accounts receivable were directly written off respectively.

Note 4 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31, 2015	March 31, 2015
Prepaid rental expenses (1)	$960,843	$1,712,018
Prepaids and other current assets	470,273	488,820
Total	$1,421,842	$2,200,838

(1)	Represents store rental expenses that were usually prepaid and amortized over the prepayment period. The decline in the prepaid rental expenses partly reflects the prepayments made at early 2015, which were amortized over the nine months ended December 31, 2015.

Note 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2015	March 31, 2015
Building	$1,652,271	$1,751,986
Leasehold improvements	12,163,325	12,792,714
Farmland development cost	1,842,942	1,954,165
Office equipment and furniture	5,506,236	5,949,193
Motor vehicles	630,358	667,428
Total	21,795,132	23,115,486
Less: Accumulated depreciation	(13,762,648)	(13,606,043)
Impairment*	$(2,313,067)	(2,452,662)
Property and equipment, net	$5,719,417	$7,056,781

*The variance of impairment from March 31, 2015 to December 31, 2015 is solely caused by exchange rate variance.

Total depreciation expense for property and equipment was $218,022 and $427,986 for the three months ended December 31, 2015 and 2014, respectively, and $966,040 and $1,258,750 for the nine months ended December 31, 2015 and 2014, respectively.  There were no fixed assets impaired in the three and nine months ended December 31, 2015. For the year ended March 31, 2015, $1,053,765 of fixed assets in Jiuyingtang was impaired due to the estimated fair value being lower than the carrying value.

Note 6 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis. This amount is refundable and bears no interest.  As of December 31, 2015 and March 31, 2015, advance to suppliers consist of the following:

	December 31, 2015	March 31, 2015
Advance to suppliers	$6,002,873	$5,942,866
Less: allowance for doubtful accounts	(522,919)	(1,225,514)
Advance to suppliers, net	$5,479,954	$4,717,352

For both the three and nine months ended December 31, 2015 and 2014, none of the advances to suppliers were written off against previous allowance for doubtful accounts, respectively.

Note 7 – INVENTORY

Inventory consisted of finished goods, which were $10,261,025 and $10,538,591 as of December 31, 2015 and March 31, 2015, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to expiration dates to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately, As a result, no reserves were made as of December 31, 2015 and March 31, 2015.

Note 8 – FARMLAND ASSETS

Farmland assets are ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of December 31, 2015 and March 31, 2015, farmland assets consisted of the following:

	December 31,	March 31,
	2015	2015
Farmland assets	$2,462,761	$2,530,558
Less: impairments*	(779,175)	(826,199)
Farmland assets, net	$1,683,586	$1,704,359

* The estimated fair value is estimated to be lower than its investment value in fiscal 2014 and 2015. The slight decrease in the impairment amount from March 31, 2015 to December 31, 2015 is caused by exchange rate variance.

Note 9 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits were $2,436,953 and $2,584,025 as of December 31, 2015 and March 31, 2015, respectively. Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 10 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of prepayment for lease of land use right, which were $2,579,146 and $2,734,798 as of December 31, 2015 and March 31, 2015, respectively.

The prepayment for lease of land use right is a payment made to a local government in connection with entering into a 30-year operating land lease agreement. The land is currently used to cultivate Ginkgo trees. This prepayment includes a deposit of $1,078,700, which will be refundable on the due date. Based on expected output from planted Gingko trees such as expected fruit production and tree market value, the fair value of the lease prepayment was lower than carrying cost. As a result, the Company recorded impairment on the lease prepayment.

The amortization of the prepayment for the lease of land use right was approximately $16,137 and $16,827 for the three months ended December 31, 2015 and 2014, respectively. The amortization of the prepayment for the lease of land use right was approximately $49,524 and $50,344 for the nine months ended December 31, 2015 and 2014, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending December 31,	Amount
2016	$66,032
2017	66,032
2018	66,032
2019	66,032
2020	66,032
Thereafter	1,274,864

Note 11 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	December 31, 2015	March 31, 2015
License (1)	$1,480,900	$1,570,274
Goodwill (2)	-	23,623
Land use rights (3)	1,502,714	1,593,403
Software	-	477,302
Total other intangible assets	2,983,614	3,664,602
Less: accumulated amortization	(65,335)	(522,599)
Intangible assets, net	$2,918,279	$3,142,003

Amortization expense of intangibles amounted to $6,720 and $9,210 for the three months ended December 31, 2015 and 2014, respectively, and $22,541 and $25,710 for the nine months ended December 31, 2015 and 2014, respectively.

(1)

This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy. The licenses allow patients to pay by the insurance card at stores and the stores can get reimbursed from the Human Resource and Social Security Department of Hangzhou City.

(2)	This represents Goodwill on acquisition of Sanhao Pharmacy, which was dissolved after transferring almost all of its licensed stores into Jiuzhou Pharmacy in November 2015.

(3)

In July 2013, the Company purchased the land use right of a plot of farmland in Lin’An, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’An has not grown, the Company does not expect completion of the plant in near future.

Note 12 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”) and Industrial and Commercial Bank of China (“ICBC”) that provided working capital in the form of the following bank acceptance notes at December 31, 2015 and March 31, 2015:

		Origination	Maturity	December 31,	March 31,
Beneficiary	Endorser	date	date	2015	2015
Jiuzhou Pharmacy(1)	HUB	08/05/14	08/04/15	-	1,634,000
Jiuzhou Pharmacy(1)	HUB	10/09/14	04/09/15	-	784,320
Jiuzhou Pharmacy(1)	HUB	10/09/14	04/09/15	-	1,187,918
Jiuzhou Pharmacy(1)	HUB	12/05/14	06/05/15	-	1,329,651
Jiuzhou Pharmacy(1)	HUB	12/26/14	06/26/15	-	1,601,320
Jiuzhou Pharmacy(1)	HUB	03/04/15	09/04/15	-	1,470,600
Jiuzhou Pharmacy(1)	HUB	03/13/14	09/13/15	-	604,580
Jiuzhou Pharmacy(2)	BOH	11/06/14	05/06/15	-	2,908,520
Jiuzhou Pharmacy(2)	BOH	02/09/15	08/09/15	-	1,993,480
Jiuzhou Pharmacy(3)	ICBC	12/26/14	06/25/15	-	2,238,580
Jiuzhou Pharmacy(1)	HUB	04/22/15	04/21/16	1,541,000	-
Jiuzhou Pharmacy(1)	HUB	04/29/15	04/28/16	3,313,150	-
Jiuzhou Pharmacy(1)	HUB	08/05/15	02/05/16	1,747,494	-
Jiuzhou Pharmacy(1)	HUB	09/06/15	03/06/16	1,865,242	-
Jiuzhou Pharmacy(1)	HUB	10/09/15	04/09/16	1,698,182	-
Jiuzhou Pharmacy(1)	HUB	11/02/15	05/02/16	2,538,027	-
Jiuzhou Pharmacy(2)	BOH	11/27/15	05/27/16	1,582,607	-
Jiuzhou Pharmacy(1)	HUB	12/28/15	06/28/16	2,724,488	-
Jiuzhou Pharmacy(1)	HUB	12/29/15	06/29/16	58,550	-
Total				17,068,740	$15,752,969

(1)	As of March 31, 2015, the Company had $8,612,389 (RMB52,707,400) of notes payable from HUB. The Company is required to hold restricted cash of $4,763,309 (RMB 29,151,220) with HUB as collateral against these bank notes. As of December 31, 2015, the Company had $15,486,133 (RMB100,494,050) of notes payable from HUB. The Company is required to hold restricted cash of $12,219,213 (RMB79,294,050) with HUB as collateral against these bank notes.

(2)	As of March 31, 2015, the Company had $4,902,000 (RMB30,000,000) of notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 11). The Company is required to hold restricted cash of $2,287,600 (RMB 14,000,000) with BOH as collateral against these bank notes. As of December 31, 2015, the Company had $1,582,607 (RMB 10,270,000) of notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 11). The Company is required to hold restricted cash of $477,710 (RMB 3,100,000) with BOH as collateral for these bank notes.

(3)	As of March 31, 2015, the Company had $2,238,580 (RMB 13,700,000) of notes payable from ICBC, with restricted cash of $671,574 (RMB 4,110,000) held at the bank. As of December 31, 2015, the Company had $0 of notes payable from ICBC, with restricted cash of $0 held at the bank.

As of December 31, 2015, the Company had a credit line of approximately $9.53 million in the aggregate from HUB, BOH and ICBC. By putting up the restricted cash of $12.74 million deposited in the banks, the total credit line was $22.27 million. As of December 31, 2015, the Company had approximately $17.07 million of bank notes payable and approximately $5.20 million bank credit line was still available for further borrowing. The bank notes are also secured by buildings owned by the Company’s major shareholders, land use rights of Jiutong Medical, shops of Jiuzhou Pharmacy, guaranteed by Jiuxin Medical and Zhejiang JinQiao Guarantee Company.

At December 31, 2015, the fair value of the Company’s notes payable was estimated, using Level 2 inputs, to be $17,001,320 compared to a carrying amount of $17,068,740. At March 31, 2015, the fair value of the Company’s notes payable was estimated, using Level 2 inputs, to be $15,743,000 compared to a carrying amount of $15,752,969. The fair values were estimated using an income approach by applying market interest rates on comparable instruments.

Note 13 – TAXES

Income tax

For the three and nine months ended December 31, 2015 and 2014, the income tax provisions were as follow:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Income tax	$35,099	$14,007	$79,224	$52,828

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three and nine months ended December 31, 2015 and 2014:

	For the three months		For the nine months
	ended December 31,		ended December 31,
	2015	2014	2015	2014
U.S. Statutory rates	34 .0%	34 ..0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Change in valuation allowance (1)	(25.0)	(15.1)	(25.0)	(55.3)
Non-deductible expenses-permanent difference (2)	(5.7)	0.0	(22.3)	4.5
Effective tax rate	(5.7)%	9.9%	22.3%	(25.8)%

(1)	It represents non-taxable expense reversal due to overall decrease in allowance for accounts receivables and advance to suppliers.

(2)	The 5.7% and 0% rate adjustments for the three months ended December 31, 2015 and 2014, and the (22.3)% and 4.5% rate adjustments for the nine months ended December 31, 2015 and 2014 represent expenses primarily included stock option expense, legal, accounting and other expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three and nine months ended December 31, 2015 and 2014.  As of December 31, 2015, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $1,503,000 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at December 31, 2015.  There was no net change in the valuation allowance for the three and nine months ended December 31, 2015 and 2014.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at December 31, 2015 and March 31, 2015 consisted of the following:

	December 31, 2015	March 31, 2015
VAT	$362,393	$301,149
Income tax	27,540	8,007
Others	92,301	18,955
Total taxes payable	$482,234	$328,111

The Company has adopted ASC Topic 740-10-05, “Income Taxes”. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2015 and March 31, 2015, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months and nine months ended December 31, 2015 and 2014, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

Note 14 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $299,424 and $234,401 in employment benefits and pension for the three months ended December 31, 2015 and 2014, respectively, and $767,829 and $634,672 in employment benefits and pension for the nine months ended December 31, 2015 and 2014, respectively.

Note 15 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	December 31, 2015	March 31, 2015
Due to cofounders (1):	$576,818	$576,818
Due to a director and CEO (2):	1,912,774	2,152,922
Total	$2,489,592	$2,729,740

(1)	As of December 31, 2015 and March 31, 2015, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of December 31, 2015 and March 31, 2015, notes payable totaling $4,403,269 and $5,790,471 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space. The lease will expire in September 2016. Rent expense amounted to $4,257 and $24,383 for the three months ended December 31, 2015 and 2014, respectively, and $52,767 and $73,075 for the nine months ended December 31, 2015 and 2014. The rent for the three months ended December 31, 2015 has not been paid to Mr. Liu as of December 31, 2015.

Note 16 – WARRANTS LIABILITIES

On September 26, 2013, as annual compensation for its financial advisory service, the Company issued a warrant to a financial consulting firm to purchase up to 150,000 shares of common stock at $1.20 per share. The warrant is exercisable from September 26, 2013 to September 25, 2016.

The warrant does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Model on the date that the warrant was originally issued and as of December 31, 2015 using the following assumptions:

Common Stock Warrants
December 31, 2015 (1)
Stock price	$1.91
Exercise price	$1.20
Annual dividend yield	0%
Expected term (years)	0.74
Risk-free interest rate	0.65%
Expected volatility	78.24%

(1)	As of December 31, 2015, the warrant had not been exercised.

On September 26, 2013, the issuance date of the warrant, the Company classified its fair value as a liability of $33,606. The Company recognized a gain of $15,444 and $173,510 from the change in fair value of the warrant liability for the three and nine months ended December 31, 2015, respectively. The Company recognized a loss of $122,128 and $94,134 from the change in fair value of the warrant liability for the three and nine months ended December 31, 2014, respectively.

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

On November 25, 2015, the Company agreed to grant a total of 150,000 shares of restricted common stock to a financial consulting firm for its financial advisory services. The term of the service agreement is one year. The trading value of the Company’s common stock on November 25, 2015 was $1.77. For the three and nine months ended December 31, 2014, $7,545 was recorded as a consulting expense.

On November 27, 2015, the Company granted a total of 735,000 shares of restricted common stock to its directors, officers and certain employees under the Company’s 2010 Equity Incentive Plan, as amended (the “Plan”). The trading value of the Company’s common stock on November 27, 2015 was $1.76. For the three months and nine months ended December 31, 2015, $134,676 was recorded as service compensation expense.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests in three years on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the three and nine months ended December 31, 2015, $124,033 and $372,099 was recorded as compensation expense. As of December 31, 2015, there was approximately $0.93 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 1.88 years.

Warrants

In connection with the registered direct offering closed on July 24, 2015, the Company issued to an investor warrants to purchase up to 600,000 shares of common stock at an exercise price of $3.10 per share. The options are exercisable commencing on January 19, 2016 and will expire on January 18, 2021. In connection with the Offering, the Company also issued warrants to its placement agent of this Offering, which can purchase an aggregate of up to 6% of the aggregate number of shares of common stock sold in the Offering, i.e. 72,000 shares. These warrants have the same terms as the warrants issued to purchaser in the Offering. The fair value of these shares amounted to $1,231,067 and $147,728, respectively, which are classified as equity at the date of issuance.

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

A summary of stock warrant activities is as below:

	Nine months ended December 31, 2015		Nine months ended December 31, 2014
	Number	Weight average exercise price	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	-	$-	-	$-
Issued during the period	672,000	3.10	-	-
Exercised during the period	-	-	-	-
Cancelled or expired during the period	-	-	-	-
Outstanding and exercisable at end of the period	672,000	$3.10	-	$-
Range of exercise price	-	3.10	-	-

The weighted average fair value of warrants granted for the period ended December 31, 2015 was $1.20 per share. No warrants were exercised, canceled or expired during the period ended December 31, 2015. As of December 31, 2015, the aggregated intrinsic value of warrants outstanding and exercisable was $807,081.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and nine months ended December 31, 2015 and 2014, the Company did not make appropriations to the statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 18 – (LOSS) INCOME PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Net (loss) income attributable to controlling interest	$(617,529)	$126,538	$(355,743)	$(256,392)
Weighted average shares used in basic computation	17,180,830	15,199,092	16,459,195	14,867,218
Diluted effect of purchase options and warrants	-	221,310	-	-
Diluted effect of restricted shares	-	176,152	-	-
Weighted average shares used in diluted computation	17,180,830	15,596,554	16,459,195	14,867,218
(loss) Income per share – Basic:
Net (loss) income before noncontrolling interest	$(0.04)	$0.01	$(0.02)	$(0.02)
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net (loss) income attributable to controlling interest	$(0.04)	$0.01	$(0.02)	$(0.02)
Loss per share – Diluted:
Net (loss) income before noncontrolling interest	$(0.04)	$0.01	$(0.02)	$(0.02)
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net (loss) income attributable to controlling interest	$(0.04)	$0.01	$(0.02)	$(0.02)

For the three and nine months ended December 31, 2015 and 2014, the 967,000 shares underlying employee stocks options and 600,000 shares underlying outstanding purchase options to an investors, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operation for the three months ended December 31, 2015:

	Retail drugstores	Online Pharmacy	Drug wholesale			Herb farming		Total
Revenue	$12,928,472	$8,645,534		$3,134,040		$-		$24,708,046
Cost of goods	10,133,873	6,805,106		2,921,734		-		19,860,713
Gross profit	$2,794,599	$1,840,428		$212,,306		$-		$4,847,333
Selling expenses	2,830,717	327,155		128,765		-		3,286,637
General and administrative expenses	1,227,158	227,676		498,001	*	(84,387	)*	1,868,448
(Loss) income from operations	$(1,263,276)	$1,285,597		$(414,460)		$84,387		$(307,752)
Depreciation and amortization	$266,444	$-		$135,498		$1,787		$400,155
Total capital expenditures	$60,282	$4,832	$			$-		$65,114

*    includes the accounts receivable and advance to suppliers allowance reversal of $62,935.

The following table presents summarized information of the continuing operations by segment for the three months ended December 31, 2014:

	Retail drugstores	Online pharmacy	Drug wholesale		Herb farming	Total
Revenue	$13,286,909	$4,395,501	$3,637,629		$-	$21,320,039
Cost of goods	10,964,550	3,769,723	3,403,733		-	18,138,006
Gross profit	$2,322,359	$625,778	$233,896		$-	$3,182,033
Selling expenses	1,699,422	369,348	115,414		-	2,184,184
General and administrative expenses	1,516,194	201,861	(1,184,567	)*	88,625	622,113
(Loss) income from operations	$(893,257)	$54,569	$1,303,049		$(88,625)	$375,736
Depreciation and amortization	$291,295	$518	$34,525		$81,415	$407,753
Total capital expenditures	$922,331	$2,862	$526		$-	$925,719

*    includes the accounts receivable and advance to suppliers allowance reversal of $1,490,787.

The following table presents summarized information of the continuing operation by segment for the nine months ended December 31, 2015:

	Retail drugstores	Online pharmacy	Drug wholesale		Herb farming			Total
Revenue	$38,202,495	$21,169,709	$9,224,760			$-		$68,596,964
Cost of goods	29,349,756	17,486,701	8,560,484			-		55,396,941
Gross profit	$8,852,739	$3,683,008	$664,276			$-		$13,200,023
Selling expenses	8,636,171	785,867	379,723			-		9,801,761
General and administrative expenses	3,518,712	673,606	30,776	*		(594,574	)*	3,628,520
(Loss) income from operations	$(3,302,144)	$2,223,535	$253,777			$594,574		$(230,258)
Depreciation and amortization	$(596,171)	$-	$409,107			$158,716		$1,163,994
Total capital expenditures	$153,485	$11,501	$6,328		$			$171,314

*    include the accounts receivable and advance to suppliers allowance reversal of $ 1,679,630.

The following table presents summarized information of the continuing operation by segment for the nine months ended December 31, 2014:

	Retail	Online	Drug		Herb
	drugstores	pharmacy	wholesale		farming	Total
Revenue	$36,288,706	$9,917,434	$10,017,196		$-	$56,223,336
Cost of goods	29,946,958	8,400,439	9,418,030		-	47,765,427
Gross profit	$6,341,748	$1,516,995	$599,166		$-	$8,457,909
Selling expenses	5,164,919	370,014	351,608		-	5,886,541
General and administrative expenses	4,192,386	501,421	(2,508,006	)*	263,688	2,449,489
(Loss) income from operations	$(3,015,557)	$645,560	$2,755,564		$(263,688)	$121,879
Depreciation and amortization	$784,141	$4,056	$210,106		$242,020	$1,240,323
Total capital expenditures	$1,064,131	$6,375	$76,784		$-	$1,147,290

*    include the accounts receivable and advance to suppliers allowance reversal of $3,125,674.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Three months ended December 31,		nine months ended December 31,
	2015	2014	2015	2014
Prescription drugs	$5,286,711	$5,489,897	$14,722,094	$14,867,900
Over-the-counter drugs	4,841,875	5,451,117	15,174,868	13,685,649
Nutritional supplements	1,211,700	536,306	3,151,830	1,707,449
Traditional Chinese medicine	1,056,527	1,287,598	3,469,524	4,474,344
Sundry products	245,419	388,561	849,129	1,248,344
Medical devices	286,240	133,429	835,050	305,020
Total	$12,928,472	$13,286,908	$38,202,495	$36,288,706

The Company’s net revenue from external customers through online pharmacy by main products is as follows:

	Three months ended December 31,		nine months ended December 31,
	2015	2014	2015	2014

Over-the-counter drugs	$1,912,560	$1,422,863	$5,522,887	$2,942,461
Nutritional supplements	607,556	195,227	1,680,690	537,119
	-	-	-	-
Sundry products	3,790,430	646,640	7,604,553	1,422,131
Medical devices	2,334,988	2,130,771	6,361,579	5,015,722
Total	$8,645,534	$4,395,501	$21,169,709	$9,917,434

The Company’s net revenue from external customers through wholesale by main products is as follows:

	Three months ended December 31,		nine months ended December 31,
	2015	2014	2015	2014
Prescription drugs	$1,953,731	$2,184,711	$5,665,095	$6,446,695
Over-the-counter drugs	981,250	1,389,880	3,256,020	3,338,309
Nutritional supplements	83,843	35,320	127,774	69,270
Traditional Chinese medicine	-	121	-	89,389
Sundry products	110,292	11,791	116,706	18,568
Medical devices	4,925	15,806	59,165	54,965
Total	$3,143,041	$3,637,629	$9,224,760	$10,017,196

Note 20 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending December 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2015	$2,906,011	$94,981	$75,975	$-	$3,076,967
2016	2,225,951	94,981	68,141	-	2,389,073
2017	1,872,366	58,923	68,141	-	1,999,430
2018	1,450,593	55,645	68,141	-	1,574,379
2019	558,628	55,645	34,071	-	648,344
Thereafter	80,259	13,911	-	-	94,170

Total rent expense amounted to $918,619 and $1,287,473 for the three months ended December 31, 2015 and 2014, respectively, and $3,346,163 and $3,685,249 for the nine months ended December 31, 2015 and 2014, respectively.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. We currently have 59 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the nine months ended December 31, 2015, we have neither opened nor closed pharmacies.

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

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM but have not incurred sales in the quarter ended December 31, 2015.

Recent Developments

On September 10, 2015, Renovation set up a new entity named Hangzhou JiuYi Medical Technology Co. Ltd,(“Jiuyi Technology”) with a registered capital of five million USD, to provide additional technical support such as webpage development to our online pharmacy business. Jiuyi Technology is located in Hangzhou, China.

In November 2015, we sold all of the equity interests of Quannou Technology to six individuals for approximately $17,121 (RMB107,074). Quannuo Technology used to perform technical supports to our online pharmacy and incurred accumulated loss over last five years. After the sale, its technical support function has been transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

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

Results of Operations

Comparison of three months ended December 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended December 31, 2015 and 2014:

	Three months ended December 31,
	2015		2014
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$24,708,046	100.0%	$21,320,039	100.0%
Gross profit	$4,847,333	19.6%	$3,182,033	14.9%
Selling expenses	$3,286,637	13.3%	$2,184,184	10.2%
General and administrative expenses	$1,868,448	7.7%	$622,113	2.9%
(Loss) income from operations	$(307,752)	(1.2)%	$375,736	1.8%
Other expense, net	$(290,122)	(1.2)%	$(106,773)	(0.5)%
Change in fair value of purchase option derivative liability	$(15,444)	(0.1)%	$(127,431)	(0.6)%
Income tax expense	$35,099	0.1%	$14,007	0.1%
Net (loss) income attributable to controlling interest	$(617,529)	(2.5)%	$126,538	0.6%
Net (loss) attributable to noncontrolling interest	$-	-%	$(987)	(0.0)%

Revenue

Primarily due to the quick expansion of our online pharmacy business, revenue increased by $3,388,007 or 15.9% for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, partially offset by decline in our wholesale business. The following table breaks down the revenue for our four business segments for the three months ended December 31, 2015 and 2014:

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the three months ended December 31, 2015 and 2014:

	Three months ended December 31,
	2015		2014
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$12,928,472	52.3%	$13,286,909	62.3%	$(358,437)	(2.7)%
Revenue from online sales	8,645,534	35.0%	4,395,501	20.6%	4,250,033	96.7%
Revenue from wholesale business	3,134,040	12.7%	3,637,629	17.1%	(503,589)	(13.8)%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$24,708,046	100.0%	$21,320,039	100.0%	$3,388,007	15.9%

Retail drugstores sales, which accounted for approximately 52.3% of total revenue for the three months ended December 31, 2015, decreased by $358,437, or 2.7%, to $12,928,472. The slight decrease is primarily due to the US dollar appreciation against RMB. Same-store sales decreased by approximately $1,242,670 or 9.8%, while new stores contributed approximately $808,080 in revenue in the three months ended December 31, 2015. The same-store sales decrease was offset by increase in sales revenue attributed to growth in clinic sales and our self-branded nutritional supplements sales. The decrease in same-store sales reflects stricter budget control from the government health insurance program. The Chinese government is completing its national health insurance network which covers almost all of its population. However, the government budget cannot keep up with the increasing healthcare products and service demand. As a result, the government announced stricter drug reimbursement qualification policies such as reducing the allowed dose of drugs for each purchase and extending the time interval between purchases, forbidding sale promotion of certain drugs, in hope for deceleration of healthcare products and services expenditure. In cope with the situation, we implemented certain operational strategies such as increasing product adaptability to community demand, attracting younger customers with mobile device products search, close monitoring of chronicle disease customers, and close cooperation with certain large reputable vendors to promote sales of their brand name products. Although the same store sales declined recently, we expect the same store sales will grow in long run due to the growing healthcare spending in China. Our store count decreased to 59 as of December 31, 2015, from 60 as of December 31, 2014, primarily because we closed Sanhao Pharmacy’s remaining stores without government insurance coverage in Hangzhou. In the long run, we plan to open or acquire new stores.

Our online pharmacy sales increased by approximately $4,250,033, or 96.7% for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. We have expanded cooperation with business-to-consumer online vendors, including Taobao, JD and Amazon, by posting our products on their online platforms, which direct customers back to our website. Such arrangements have exposed our online presence to a wider consumer base. We actively explore the potential cooperation with different online and mobile vendors in China. In addition to launching an online payment service ("Alipay Service") based on a service agreement with Alipay (China) Internet Technology Ltd. ("Alipay"), we launched stores on Tencent's We Chat platform, China's dominant mobile messaging app and social network with over 500 million active users. In order to increase the popularity of our products, we have spent considerable efforts identifying popular products that can drive sales, while we keep close watch on the cost. We are actively searching for talents specialized in this area. In the future, potential Chinese government’s authorization on online sales of prescription drugs may further increase our online pharmacy sales.

Our own official website sales in the three months ended December 31, 2015 has increased by 535.3% as compared to three months ended December 31, 2014, primarily as a result of the active cooperation with large insurance companies in China such as The People’s Insurance Company (Group) Of China Limited, to sell online products to their customers who have purchased health insurance from them. Commercial health insurance has expanded quickly in recent years in China, especially after the government started to control its Social Health Insurance (“SHI”) budget. In June 2015, we have organized an operation team to direct the sales from commercial insurance to our own website. In addition, we have retained pharmaceutical e-commerce talents from certain well-known local e-commerce companies. We expect this cooperation will drive up our online sales and profit margin in the future.

Wholesale revenue decreased by $503,589 or 13.8% for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. primarily as a result of discontinuing volume-driven sales strategy. At present, the majority of drug sales still occur at hospitals in China. Local hospitals usually have stronger ties with their existing suppliers. We have not been able to make significant progress in becoming a major supplier to local hospitals. Until we can establish a new customer base and are granted a status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to expand in the immediate future.

In the three months ended December 31, 2015 and 2014, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough to harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the three months ended December 31, 2015, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue growing trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $1,665,300 or 52.3% period over period primarily as a result of an increase in gross margin of retail drugstores and online pharmacy, and an increase in online pharmacy sale.  At the same time, gross margin increased from 14.9% to 19.6% due to higher retail profit margins.  The average gross margins for each of our four business segments are as follows:

	Three months ended December 31,
	2015	2014
Average gross margin for retail drugstores	21.6%	17.5%
Average gross margin for online sales	21.3%	14.2%
Average gross margin for wholesale business	6.8%	6.4%
Average gross margin for farming business	N/A	N/A

Retail gross margin increased primarily because of more vendor rebates attributable to our focused marketing efforts in promoting brand-name products with large pharmaceutical suppliers such as SANOFI, continuous efforts to renegotiate prices with our suppliers periodically, and our recent sales strategy to raise our profit margin. Instead of labeling our own products, we focused on promoting brand name products. We believe selling brand name products will increase our store popularity and customer loyalty. As a result, we achieved significant sales volume with certain brand pharmaceutical suppliers and received their considerable rebates. Additionally, we have been searching for ways to improve our profit margin. From time to time, we compared existing products among our suppliers to squeeze lower cost. We also micro-adjusted up our sales prices of targeted products while minimizing the effect on sales volume.

Gross margin of online pharmacy sales increased primarily because of the rise of our online sale through our own official online pharmacy website, which usually brought higher profit margin. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. In order to drive sales in competition for online customers on e-commerce platforms, we lowered our sale prices on these e-cosmmerce platforms. We may have to keep low sales prices on these e-commerce platforms in the long run while we keep watching on our bottom line profit. On the other side, we have strengthened our cooperation with certain large insurance companies in China such as The People’s Insurance Company (Group) Of China Limited, to sell online products to their insured customers. As these customers’ commercial insurances are usually the premium packages on top of their National Basic Social Health Insurance (“SHI”), they tend to purchase premium health products having high profit margin. In the three months ended December 31, 2015, our sales volume through our own website is almost five times higher than the same period a year ago. As a result of the net effects, we had an overall higher online profit margin.

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

Selling and Marketing Expenses

Sales and marketing expenses increased by $1,102,453 or 50.5% period over period.  The increase in absolute dollars is primarily attributable to increase in labor cost, increase in service fee based on percentage of sales volume from e-commerce platforms, and increase in service charges from certain commercial health insurance providers which direct insured sales to our own official website. As a result, such expenses as a percentage of our revenue increased to 13.3%, from 10.2% for the same period a year ago. We expect future sales and marketing expenses to grow as our online pharmacy business continue to expand.

General and Administrative Expenses

General and administrative expenses increased by $1,246,335 or 200.3% period over period.  Such expenses as a percentage of revenue increased to 7.6% from 2.9% for the same period a year ago.  The variance in absolute dollars of general and administrative expenses reflects accounts receivable and advances to vendors allowance reversal of approximately $1.4 million in the three months ended December 31, 2014. Excluding such an effect, general and administrative expense actually decreased, which reflects stricter expense control in the three months ended December 31, 2015. We expect future general and administrative expenses to remain at its current levels.

(Loss) Income from Operations

As a result of the above, we had loss from operations of $307,752, as compared to income from operations of $375,736 a year ago.  Our operating margin for the three months ended December 31, 2015 and 2014 was (1.2)% and 1.8%, respectively.

Income Taxes

Our income tax expense decreased by $21,092 period over period.

Change In Fair Value Of Purchase Option Derivative Liability

As a result of lower stock prices in this quarter, we recorded a gain of $15,444 from evaluation of stock warrants (Note 16) in this quarter

Net (Loss) Income

As a result of the foregoing, net income decreased by $745,054 period over period.

Comparison of nine months ended December 31, 2015 and 2014

The following table summarizes our results of operations for the nine months ended December 31, 2015 and 2014:

	nine months ended December 31,
	2015		2014
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$68,596,964	100.0%	$56,223,336	100.0%
Gross profit	$13,200,023	19.2%	$8,457,909	15.0%
Selling expenses	$9,801,761	14.3%	$5,886,541	10.5%
General and administrative expenses	$3,628,520	5.3%	$2,449,489	4.4%
(Loss) income from operations	$(230,258)	(0.3)%	$121,879	(0.2)%
Other expense, net	$(219,771)	(0.3)%	$(275,301)	(0.5)%
Change in fair value of purchase option derivative liability	$173,510	0.3%	$(51,074)	(0.1)%
Income tax expense	$79,224	0.1%	$52,828	0.1%
Net (loss) attributable to controlling interest	$(355,743)	(0.5)%	$(256,392)	(0.5)%
Net (loss) attributable to noncontrolling interest	$-	(0.0)%	$(932)	(0.0)%

Revenue

Primarily due to the quick expansion of our online pharmacy business, revenue increased by $12,373,628 or 22.0% for the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014, partially offset by decline in our wholesale business. The following table breaks down the revenue for our four business segments for the nine months ended December 31, 2015 and 2014:

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the nine months ended December 31, 2015 and 2014:

	nine months ended December 31,
	2015		2014
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$38,202,495	55.7%	$36,288,706	64.5%	$1,913,789	5.3%
Revenue from online sales	21,169,709	30.9%	9,917,434	17.6%	11,252,275	113.5%
Revenue from wholesale business	9,224,760	13.4%	10,017,196	17.8%	(792,436)	(7.9)%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$68,596,964	100.0%	$56,223,336	100.0%	$12,373,628	22.0%

Retail drugstores sales, which accounted for approximately 55.7% of total revenue for the nine months ended December 31, 2015, increased by $1,913,789, or 5.3%, to $38,202,495. Same-store sales decreased by approximately $758,296, or 2.2%, while new stores contributed approximately $2,377,789 in revenue in the nine months ended December 31, 2015. Other increase in sales revenue is attributed to growth in clinic sales and our self-branded nutritional supplements sales. As elaborated in the above, due to government budget control, our same stores sales growth has been impeded in the recent quarters, and the same store sales are expected to grow due to increasing healthcare products demand in long run. In order to promote our sales, we implemented certain operational strategies such as increasing product adaptability to community demand, attracting younger customers with mobile device products search, close monitoring of chronicle disease customers, and close cooperation with certain large reputable vendors to promote sales of their brand name products. Although the same store sales declined recently, we expect the same store sales will grow in long run due to the growing healthcare spending in China. Our store count decreased to 59 as of December 31, 2015, from 60 as of December 31, 2014, primarily because we closed Sanhao Pharmacy’s remaining stores without government insurance coverage in Hangzhou. In the long run, we plan to open or acquire new stores.

Our online pharmacy sales increased by approximately $11,252,275, or 113.5% for the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. We have expanded cooperation with business-to-consumer online vendors, including Taobao, JD and www.yhd.com , by posting our products information on their online platforms, which direct customers back to our website. Such arrangements have exposed our online presence to a wider consumer base. As described in the above, we are expanding our cooperation with different online platform vendors, searching for products suitable for the market, and hiring specialized talents. Our own official website sales in the nine months ended December 31, 2015 has increased by 456.9% as compared to nine months ended December 31, 2014, primarily as a result of active cooperation with large insurance companies in China such as The People’s Insurance Company (Group) Of China Limited, to sell online products to their customers who have purchased health insurance from them. Commercial health insurance has expanded quickly in recent years in China, especially after the government has started controlling its Social Health Insurance (“SHI”) budget. We expect this cooperation will drive up our online sales and profit margin in the future.

Wholesale revenue decreased by $792,436 or 7.9% primarily as a result of discontinuing volume-driven sales strategy. At present, the majority of drug sales still occur at hospitals in China. Local hospitals usually have stronger ties with their existing suppliers. We have not been able to make significant progress in becoming a major supplier to local hospitals. Until we can establish a new customer base and are granted a status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to expand in the immediate future.

In the nine months ended December 31, 2015 and 2014, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough to harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the nine months ended December 31, 2015, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue growing trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $4,742,114 or 56.1% period over period primarily as a result of an increase in gross margin of retail drugstores and online pharmacy, and an increase in online pharmacy sale.  At the same time, gross margin increased from 15.0% to 19.2% due to higher retail profit margins.  The average gross margins for each of our four business segments are as follows:

	nine months ended December 31,
	2015	2014
Average gross margin for retail drugstores	23.2%	17.5%
Average gross margin for online sales	17.4%	15.3%
Average gross margin for wholesale business	7.2%	6.0%
Average gross margin for farming business	N/A	N/A

Retail gross margin increased primarily because of more vendor rebates attributable to our focused marketing efforts in promoting brand-name products with large pharmaceutical suppliers, continuous efforts to renegotiate prices with our suppliers periodically, and our recent sales strategy to raise our profit margin. Instead of labeling our own products, we focused on promoting brand name products. We believe selling brand name products will increase our store popularity and customer loyalty. As a result, we achieved significant sales volume with certain brand pharmaceutical suppliers and received their considerable rebates. Additionally, we have been searching for ways to improve our profit margin. From time to time, we compared existing products among our suppliers to squeeze lower cost. We also micro-adjusted up our sales prices of targeted products while minimizing the effect on sales volume.

Gross margin of online pharmacy sales increased primarily because of the rise of our online sale through our own official online pharmacy website, which usually brought higher profit margin, especially in the second and third quarter of fiscal 2016. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com .In order to drive sales in competition for online customers on e-commerce platforms, we lowered our sale prices on these e-commerce platforms. We may have to keep low sales prices on these e-commerce platforms in the long run while we keep watch on our bottom line profit. On the other side, we have strengthened our cooperation with certain large insurance companies in China such as The People’s Insurance Company (Group) Of China Limited, to sell online products to their insured customers. As these customers’ commercial insurances are usually the premium packages on top of their National Basic Social Health Insurance (“SHI”), they tend to purchase premium health products having high profit margin. In the nine months ended December 31, 2015, our sales volume through our own website is more than four times higher than the same period a year ago. As a result of the net effects, we had an overall higher online profit margin.

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

Selling and Marketing Expenses

Sales and marketing expenses increased by $3,915,220 or 66.5% period over period.  The increase in absolute dollars is primarily attributable to labor cost increase, increase in service fee based on percentage of sales volume from e-commerce platforms, and increase in service charges from certain commercial health insurance providers which direct insured sales to our own official website. As a result, such expenses as a percentage of our revenue increased to 14.3%, from 10.5% for the same period a year ago. We expect future sales and marketing expenses to grow as our online pharmacy business continue to expand.

General and Administrative Expenses

General and administrative expenses increased by $1,179,031 or 48.1% period over period.  Such expenses as a percentage of revenue increased to 5.3% from 4.4% for the same period a year ago.  The variance in absolute dollars of general and administrative expenses reflects accounts receivable and advances to vendors allowance reversal of approximately $1.7 million in the nine months ended December 31, 2015 as compared to reversal of $3.1 million in the nine months ended December 31, 2014. Excluding such an effect, general and administrative expense actually decreased, which reflects stricter expense control in the nine months ended December 31, 2015. We expect future general and administrative expenses to remain at its current levels.

(Loss) Income from Operations

As a result of the above, we had loss from operations of $230,258, as compared to income from operations of $121,879 a year ago.  Our operating margin for the nine months ended December 31, 2015 and 2014 was (0.3)% and 0.2%, respectively.

Income Taxes

Our income tax expense increased by $26,396 period over period due to overall increase in operation income in Jiuzhou Pharmacy.

Change In Fair Value Of Purchase Option Derivative Liability

As a result of lower stock prices in this quarter, we recorded a gain of $173,510 from evaluation of stock warrants (see Note 16) in the nine months ended December 31, 2015.

Net (Loss) Income

As a result of the foregoing, net income decreased by $98,419 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$3,520,597	$2,851,169	$1,060,868	$-	$7,432,634
4- 6 months	56,522	27,623	375,519	-	459,664
7- 12 months	75,209	89,888	1,432,509	-	1,597,606
Over one year	101,853	313	1,051,836	1,233	1,155,235
Allowance for doubtful accounts	(175,250)	(66,161)	(1,651,140)	(1,233)	(1,893,784)
Total accounts receivable	$3,578,931	$2,902,832	$2,269,592	$-	$8,751,355

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  In the three and nine months ended December 31, 2015, we wrote off an approximately $41,671 and $133,544 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

Accounts receivable from our online pharmacy business mainly consist of collectibles from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us in times ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as pharmaceutical distributors. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. Furthermore, the new management team expended significant efforts in clearing outstanding balances with certain customers and suppliers. In the nine months ended December 31, 2015, we were able to continually collect certain aged accounts. As a result, we reversed approximately $977,034 in allowance.

Subsequent to December 31, 2015 and through January 31, 2016, we collected approximately $ 3.00 million in receivables relating to our drugstore business, approximately $0.64 million in receivables relating to our online pharmacy business, approximately $0.34 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$543,936	$-	$1,657,041	$-	$2,200,977
4- 6 months	-	-	3,198,164	-	3,198,164
7- 12 months	-	-	467,936	-	467,936

Over one year	-	-	135,796	-	135,796
Allowance for doubtful accounts	(23,470)	-	(499,449)	-	(522,919)
Total advances to suppliers	$520,466	$-	$4,959,488	$-	$5,479,954

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchase on certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of December 31, 2015.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors.  We typically receive products from vendors within three to nine months after making prepayments.  We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues such as discontinuing of inventory supply that have been identified.  If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal actions.  If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off.  To facilitate its initial expansion, Jiuxin Medicine made significant prepayments to certain vendors.  Lack of timely supplier account reconciliation caused by several accounting staff rotations delayed the monitoring of such accounts.  To accommodate potential loss in advances to suppliers, we made reserve for amounts considered to be uncollectible. As previously discussed, Jiuxin Medicine transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and since then we have tightened our customer credit policy and strengthened monitoring of uncollected receivables. During the nine months ended December 31, 2015, we were able to continually collect and sell goods from certain suppliers which we made advances in the past. As a result, we reversed approximately $702,595 in allowance. We do not expect a significant increase in bad debts going forward.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	Nine months ended December 31
	2015	2014
Net cash (used in) operating activities	$(919,499)	$(1,228,647)
Net cash provided by (used in) investing activities	$910,169	$(2,120,589)
Net cash provided by financing activities	$359,928	$545,810

For the nine months ended December 31, 2015, cash used in operating activities amounted to $919,499, as compared to $1,228,647 a year ago.  The change is primarily attributable to a decrease in cash provided by advances to suppliers of $2,329,829, a decrease in cash provided by accounts receivable of $1,322,963 decrease in cash provided by customer deposit of $1,641,074, offset by a decrease in cash used in inventory of $2,562,748, a decrease in cash used in accounts payable of $1,143,113.

For the nine months ended December 31, 2015, net cash provided by investing activities amounted to $910,169, as compared to $2,120,589 used in investing activities a year ago. The change is attributable to the pay back of financial assets available for sale in the nine months ended December 31, 2015.

For the nine months ended December 31, 2015, net cash provided by financing activities amounted to $359,928, as compared to $545,809 a year ago.

As of December 31, 2015, we had cash of approximately $4,339,272. Our total current assets as of December 31, 2015, were $44,473,871 and total current liabilities were $40,768,247, which resulted in a net working capital of $3,705,624.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending December 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2015	$2,906,012	$94,981	$75,975	$-	$3,076,967
2016	2,225,951	94,981	68,141	-	2,389,073
2017	1,872,365	58,923	68,141	-	1,999,430
2018	1,450,592	55,645	68,141	-	1,574,379
2019	558,628	55,645	34,071	-	648,344
Thereafter	80,259	13,911	-	-	94,170

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	December 31 2015	March 31, 2015	December 31, 2014
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1541	USD1: RMB 0.1623	USD1: RMB 0.1629

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1599	USD1: RMB 0.1626	USD1: RMB 0.1626

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weaknesses in internal control over financial reporting as following:

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: February 12, 2016	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: February 12, 2016	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

