Form 10-K
period 2016-03-31
CHINA JO-JO DRUGSTORES, INC.
filed 2016-06-28
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2016

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of September 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17 million, based on a closing price of $1.82 per share of common stock as reported on the NASDAQ Stock Market on such date.

As of June 28, 2016, the registrant had 19,373,504 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED MARCH 31, 2016

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

Overview

We are a retailer and distributor of pharmaceutical and other healthcare products typically found in a retail pharmacy in the People’s Republic of China (“PRC” or “China”). Prior to acquiring Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) in August 2011 (see “Our Corporate History and Structure - HJ Group” below), we were primarily a retail pharmacy operator. We currently have fifty eight (58) store locations under the store brand “Jiuzhou Grand Pharmacy” in Hangzhou.

We currently operate in four business segments in China: (1) retail drugstores, (2) online pharmacy, (3) wholesale business selling products similar to those we carry in our pharmacies, and (4) farming and selling herbs used for traditional Chinese medicine (“TCM”).

Our stores provide customers with a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. Three (3) stores have adjacent medical clinics offering urgent cares (to provide treatment for minor ailments such as sprains, minor lacerations, and dizziness that can be treated on an outpatient basis), TCM (including acupuncture, therapeutic massage, and cupping) and minor outpatient surgical treatments (such as suturing). Our stores vary in size, but presently average approximately 200 square meters. We attempt to tailor each store’s product offerings, physician access, and operating hours to suit the community where the store is located.

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

We also retail OTC drugs and nutritional supplements through a website (www.dada360.com) that we operate through Zhejiang Shouantang Pharmaceutical Technology Co., Ltd. (“Shouantang Technology”), a wholly-owned subsidiary, and its subsidiary, Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”).before November 2015. In November 2015, Quannuo Technology was sold and as a result, the online pharmacy operation function was transferred to Jiuzhou Pharmacy. For the fiscal year ended March 31, 2016, retail revenue, including pharmacies, medical clinics accounted for approximately 57.5% of our total revenue, while online pharmacy revenue accounted for 29.7% of our total revenue.

Since August 2011, we have operated a wholesale business through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. Jiuxin Medicine is wholly owned by Jiuzhou Pharmacy. For the fiscal year March 31, 2016, wholesale revenue accounted for approximately 12.8% of our total revenue.

We also have an herb farming business cultivating and wholesaling herbs used for TCM. This business is conducted through Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary. During the fiscal year ended March 31, 2016, we generated no revenue from our herb farming business.

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

Renovation

Renovation was formed by the owners of HJ Group as a special purpose vehicle to raise capital overseas, in accordance with requirements of China’s State Administration of Foreign Exchange (“SAFE”). SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for Financing and Round-Trip Investment Undertaken by Domestic Residents Through Overseas Special-Purpose Vehicles (“Circular No. 75”) on October 21, 2005. To further clarify the implementation of Circular 75, on May 31, 2007, SAFE issued a supplementary official notice known as Hi ZhongFa [2007] No. 106 (“Circular 106”). Circular 75 and Circular 106 require the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, the owners of HJ Group submitted their applications to SAFE on July 25, 2008. On August 16, 2008, SAFE approved the applications, permitting these Chinese nationals to establish Renovation as an offshore, special purpose vehicle which was permitted to have foreign ownership and participate in foreign capital raising activities. After SAFE’s approval, the owners of HJ Group became holders of one hundred percent (100%) of Renovation’s issued and outstanding capital stock on September 2, 2008. See “ Relevant PRC Regulations - SAFE Registration ” below.

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

Jiutong Medical

Hangzhou Jiutong Medical Technology Co., Ltd. (“Jiutong Medical”) was organized in the PRC on December 20, 2011. Like Jiuxin Management, Jiutong Medical is also deemed a WFOE because it is wholly owned by Renovation. In November 2013, Jiutong Medical acquired the right to use of a piece of land, on which we plan to establish a herb processing plant in the future. As of March 31, 2016, we have not started constructing the plant.

Shouantang Technology

Shouantang Technology was organized in the PRC on July 16, 2010. Like Jiuxin Management and Jiutong Medical, it is also deemed a WFOE because it is wholly owned by Renovation.

In November 2010, Shouantang Technology acquired one hundred percent (100%) of Quannuo Technology and its wholly-owned subsidiary, Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), pursuant to an equity ownership transfer agreement. Quannuo Technology was organized in the PRC on July 7, 2009, and Hangzhou Quannuo on July 8, 2010. Hangzhou Quannuo currently has no operations and has terminated its SAIC license in April 2015.

On August 1, 2012, Shouantang Technology dissolved Tonglu Lydia Agriculture Development Co., Ltd. (“Tonglu Lydia”), a wholly-owned subsidiary organized on June 24, 2011. Prior to its dissolution, Tonglu Lydia did not have any operations.

In November 2015, we sold all of the equity interests of Quannou Technology to six individuals for approximately $17,121 (RMB107,074). Quannuo Technology used to perform technical supports to our online pharmacy and incurred accumulated loss over the last five years. After the sale, its technical support function has been transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

Qianhong Agriculture

Qianhong Agriculture was organized in the PRC on August 10, 2010 and is now carrying out our herb farming business. As of March 31, 2016,we have not harvested or sold any herbs.

Shouantang Health

Hangzhou Shouantang Health Management Co. Ltd. (“Shouantang Health”) was organized in the PRC on December 18, 2013. In April 2015, Shouantang Health has been closed.

Sanhao Pharmacy

On October 9, 2014, the Company, through Jiuzhou Pharmacy, acquired Sanhao Grand Pharmacy Chain Co., Ltd. (“Sanhao Pharmacy”), a local drugstore chain located in Hangzhou, for $1.56 million (RMB9.6 million). In January 2015, eight stores of Sanhao Pharmacy with the qualification of Social Health Insurance ("SHI"), have been relocated to major resident areas with significant store improvements. The eight stores are now operating under the brand name “Jiuzhou Pharmacy”. Two stores without SHI license have been closed as of March 31, 2015. The remaining one store without SHI license have been closed in August 2015. In October 2015, Sanhao Pharmacy has been completely dissolved.

Shouantang Bio

On October 11, 2014, the Company, through Jiuzhou Pharmacy, formed Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”) by contributing $0.16 million (RMB1 million) as its register capital. Shouantang Bio is formed to sell nutritional supplements under its own brand name, Shouantang.

Jiuyi Technology

On September 10, 2015, Renovation set up a new entity named Hangzhou JiuYi Medical Technology Co. Ltd, (“Jiuyi Technology”) with a registered capital of $5 million, to provide additional technical support such as webpage development to our online pharmacy business. Jiuyi Technology is located in Hangzhou, China.

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

Jiuzhou Pharmacy currently has one subsidiary, Jiuxin Medicine, which was organized in the PRC on December 31, 2003. In April 2011, Jiuzhou Pharmacy entered into an equity ownership transfer agreement with the owners of Jiuxin Medicine, and its business license was transferred to Jiuzhou Pharmacy, although no consideration was paid. On August 25, 2011, the acquisition of Jiuxin Medicine was completed for $4.7 million (RMB 30 million.)

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

Our Current Corporate Structure

The following diagram illustrates our current corporate structure as of March 31, 2016:

China Jo-Jo Drugstores (Nevada)
Renovation (Hong Kong)
Outside China
Inside China
Shouantang Technology
Jiuyi Technology
Jiuxin Management
Jiutong Medical
Qianhong Agriculture
Jiuzhou Pharmacy
Jiuzhou Clinic
Jiuzhou Service
(1)
Jiuxin Medicine
Jianshun Network
Shouantang Bio
Note:
100% direct ownership
Contractual arrangement
(1) 35% direct ownership

The table below summarizes the status of the registered capital of our PRC subsidiaries and controlled companies as of the date of this report:

Entity Name	Entity Type	Registered Capital	Registered Capital Paid	Due Date for Unpaid Registered Capital
Jiutong Medical	Subsidiary	USD 2,600,000	USD 2,600,000	N/A
Jiuzhou Clinic	VIE	N/A	N/A	N/A
Jiuzhou Pharmacy	VIE	USD 733,500	USD 733,500	N/A
Jiuzhou Service	VIE	USD 73,350	USD 73,350	N/A
Jiuxin Management	Subsidiary	USD 4,500,000	USD 4,500,000	N/A
Jiuxin Medicine	VIE	USD 1,564,000	USD 1,564,000	N/A
Qianhong Agriculture	Subsidiary	USD 1,497,000	USD 1,497,000	N/A
Shouantang Technology	Subsidiary	USD 11,000,000	USD 11,000,000	N/A
Shouantang Bio	Subsidiary	USD 162,900	USD 162,900	N/A
Jiuyi Technology	Subsidiary	USD 5,000,000	USD 2,500,000	September 25, 2026

Our Business

Pharmacies

We currently have fifty-eight (58) pharmacies throughout Hangzhou, the provincial capital of Zhejiang. Pharmacy sales accounted for approximately 76.6% of our retail revenue, and 63.5% of our total revenue, for the fiscal year ended March 31, 2016. We offer primarily third-party products at our pharmacies, including:

●	Approximately 1,331 prescription drugs (258 of which require a physician’s prescription and the rest requires customer personal information registration only), sales of which accounted for approximately 35.3% of our retail revenue for the fiscal year ended March 31, 2016;

●	Approximately 1,353 OTC drugs, sales of which accounted for approximately 42.1% of our retail revenue for the fiscal year ended March 31, 2016;

●	Approximately 322 nutritional supplements, including a variety of healthcare supplements, vitamin, mineral and dietary products, sales of which accounted for approximately 8.8% of our retail revenue for the fiscal year ended March 31, 2016;

●	TCM, including drinkable herbal remedies and pre-packaged herbal mixtures for making soup, sales of which accounted for approximately 8.7% of our retail revenue for the fiscal year ended March 31, 2016;

●	Sundry products (i.e., personal care products such as skin care, hair care and beauty products, convenience products such as soft drinks, packaged snacks, and other consumable, cleaning agents, stationeries, and seasonal and promotional items tailored to local consumer demand for convenience and quality), sales of which accounted for approximately 2.1% of our retail revenue for the fiscal year ended March 31, 2016; and

●	Medical devices (i.e., family planning and birth control products, early pregnancy test products, portable electronic diagnostic apparatus, rehabilitation equipment, and surgical tools such as hemostats, needle forceps and surgical scissors), sales of which accounted for approximately 3.1% of our retail revenue for the fiscal year ended March 31, 2016.

We favor retail locations in well-established residential communities with relatively concentrated consumer purchasing power, and evaluate potential store sites to assess consumer traffic, visibility and convenience. Depending on its size, each drugstore has between two (2) to eight (8) pharmacists on staff, all of whom are properly licensed. We accept prescriptions only from licensed health care providers, and verify the validity, accuracy, and completeness of all prescriptions. We also ask all prescription customers to disclose their drug allergies, current medical conditions, and current medications. Each pharmacy also maintains a TCM counter staffed by licensed herbalists.

After opening, a location without SHI coverage may take up to one year to achieve our projected revenue goals for that particular location. Various factors influence individual store revenue including, but not limited to: location, nearby competition, local population demographics, square footage, and government insurance coverage.

All of our fifty-eight (58) drugstores are located in Hangzhou.

To enhance customer experience, we have licensed physicians available at several of “Jiuzhou Grand Pharmacy” locations for consultation, examination and treatment of common ailments at scheduled hours. In addition, our Daguan, Wenhua and Xiasha stores have adjoining medical clinics that provide urgent care (such as sprains, minor lacerations, and dizziness), TCM treatments (including acupuncture, therapeutic massage, moxibustion, and cupping), and minor outpatient surgical treatments (such as suturing).

To ensure quality and personal attention for patients, we employ only licensed doctors and certified nurses and technicians, and patient treatments at our three (3) clinics follow nationally established clinical practice guidelines from China’s Ministry of Health. We currently have thirty (30) physicians and eighteen (18) clinic staff. In-store consultations and examinations by our physicians are provided free-of-charge to ensure that customers are being prescribed and taking the appropriate medicines for their ailments, and to afford customers convenience.

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

We generate limited revenue directly from our clinics. However, our clinic brings in the patients flow into our stores, where they make medicine purchase.

Online Sales

Since May 2010, we have been retailing OTC drugs and nutritional supplements on the Internet at www.dada360.com. Before November 2015, our subsidiary Quannuo Technology operated and maintained the website pursuant to the Internet Pharmaceutical Transaction Service Qualification Certificate issued by the State Food and Drug Administration (the “SFDA”) of Zhejiang Province, which allows us to engage in online retail pharmaceutical sales throughout China. As we sold all our equity interests in Quannuo Technology in November 2015, we have transferred our online pharmacy operation function to Jiuzhou Pharmacy. We have established payment methods with banks and online intermediaries such as Alipay, and are cooperating with business-to-consumer online vendors such as Taobao. By using Taobao’s platform, we can be exposed to a wider range of customers.

Online sales accounted for approximately 34.1% of our retail revenue, and 29.7% of our total revenue, for the fiscal year ended March 31, 2016.

Wholesale

Since acquiring Jiuxin Medicine in August 2011, we have been distributing similar third-party products offered at our pharmacies primarily to drug distributors throughout China, including:

●	Approximately 658 prescription drugs, the sales of which accounted for approximately 64.3% of our wholesale revenue for the fiscal year ended March 31, 2016;

●	Approximately 720 OTC drugs, the sales of which accounted for approximately 32.9% of our wholesale revenue for the fiscal year ended March 31, 2016;

●	Approximately 42 nutritional supplements, the sales of which accounted for approximately 1.2% of our wholesale revenue for the fiscal year ended March 31, 2016;

●	TCM products, the sales of which accounted for approximately 0.0% of our wholesale revenue for the fiscal year ended March 31, 2016;

●	Sundry products, the sales of which accounted for approximately 1.1% of our wholesale revenue for the fiscal year ended March 31, 2016; and

●	Medical devices, the sales of which accounted for approximately 0.5% of our wholesale revenue for the fiscal year ended March 31, 2016.

Our initial wholesale strategy was to scale the size of Jiuxin Medicine’s business as quickly as possible through very competitive prices so that we could qualify to sell directly to hospital-affiliated pharmacies, which we estimate to represent over eighty percent (80%) sales of the pharmacies in China. However, that strategy has largely proven unprofitable, so we refocused our strategy on profitability starting in the third quarter of fiscal 2014. As local hospitals had stronger ties with their existing suppliers, during the year ended March 31, 2016, we had not been able to make significant progress. Wholesale revenue accounted for approximately 12.8% of our total revenue for the fiscal year ended March 31, 2016.

Herb Farming

From 2010 to the third quarter of fiscal 2013, we had been cultivating and harvested ten (10) types of herbs, such as fructusrubi (used in TCM to promote blood circulation), white atractylodes rhizome (used in TCM to treat physical and mental fatigue), atractylodesmacrocephala (used in TCM to control sweating), ginkgo seeds (used in TCM to treat asthma), and maidenhair trees used for TCM on approximately forty eight (48) acres of leased land in Lin’an, approximately thirty (30) miles from Hangzhou.

We planted Ginkgo and maidenhair trees during the year ended March 31, 2013. A Ginkgo tree may have a growth period of up to twenty years before it is mature enough to harvest. Usually, the longer it grows, the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the year ended March 31, 2016, we did not plant any herbs that were ready to be harvested as of March 31, 2016. We anticipate that we will continue growing trees and start cultivating other herbs in the future.

Actual planting, cultivating and harvesting are done by local farmers organized and managed by the local village government. The farmers are compensated for their labor on an hourly basis. We also employed agricultural specialists under Qianhong Agriculture to monitor the farming activities. Harvested herbs are generally sold to a local vendor.

Herb farming revenue accounted for no revenue for the fiscal year ended March 31, 2016.

Our Customers

Retail Customers

For the fiscal year ended March 31, 2016, our pharmacies collectively served an average of approximately 12,500 customers per day. We periodically conduct qualitative customer surveys to help us build a stronger understanding of our market position and our customers’ purchasing habits.

Pharmacy customers pay by cash, debit or credit card, mobile devices or medical insurance cards under Hangzhou and Zhejiang’s medical insurance programs. During the fiscal year ended March 31, 2016, approximately 30.6% of our pharmacy revenue came from cash sales, 47.4% from Hangzhou’s medical insurance cards (where most of our pharmacies are located), and 22.0% from debit and credit cards, Zhejiang’s medical insurance cards and other charge cards.

We maintain strict cash control procedures at our pharmacies. Our integrated information management system records the details of each sale, which we control from our headquarters. Depending on each location’s sales activities, cash may be deposited daily or several times per week in designated bank accounts.

For sales made to eligible participants in the national medical insurance program, we generally obtain payments from the relevant government social security bureaus on a monthly basis. See “Relevant PRC Regulations - Reimbursement under the National Medical Insurance Program.” According to relevant regulations, a drugstore must operate for at least one (1) year before it can apply to be licensed to accept Hangzhou’s medical insurance cards. As of the date of this report, fifty-six (56) of our fifty-eight (58) “Jiuzhou Grand Pharmacy” stores are licensed to accept medical insurance cards while two (2) will apply for approval in the near future. Those of our stores that accept medical insurance cards are designated as such by clear signage on their storefront windows.

Online Sales Customers

Our online customers mainly consist of consumers below thirty five (35) years old. While our website is accessible throughout China, approximately forty percent (46%) of our online sales during the fiscal year ended March 31, 2016, were from Zhejiang and neighboring Jiangsu and Shanghai.

Wholesale Customers

Our wholesale customers are primarily third-party trading companies that purchase from us to resell to pharmacies throughout China. We also supply some hospitals and pharmacies, although they collectively make up less than 10.0% of our wholesale customers currently. HuaDong Pharmaceutical Co., Ltd. accounted for approximately 23.1% of our wholesale revenue, and 3.0% of our total revenue, for the fiscal year ended March 31, 2016. This customer is neither related to nor affiliated with us.

Herb Farming Customers

Our farming customers primarily include local herb vendors. For the fiscal year ended March, 31, 2016, we have not harvested or sold any herbs.

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

As part of our marketing campaign, we offer rewards cards to customers, which provide certain exclusive discounts. After a customer signs up for the rewards card, we communicate via the customer’s preferred method: e-mail, traditional mail or text messages. For the fiscal year ended March 31, 2016, approximately 67.8% of our customers used their rewards card to make purchases. We intend to further extend this program to enhance the customer experience and for customer retention.

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

Logistics

We use Jiuxin Medicine’s resources to support our logistics needs in Hangzhou. Such resources include its 12,000 square meters facility located approximately seven (7) miles from our headquarters, which serves as our central distribution center. Jiuxin Medicine’s staff and vehicles make regular deliveries to our pharmacies and wholesale customers.

We employ third-party logistics companies for deliveries to our pharmacies and wholesale customers outside Hangzhou. We believe that reliable logistics providers are readily available and can be replaced without any material interruptions to our business.

Suppliers

We currently source retail products from approximately 350 suppliers, including trading companies and direct manufacturers. We source wholesale products from approximately 150 suppliers, including many of those that provide our retail products. For the fiscal year ended March 31, 2016, two (2) suppliers, HuaDong Pharmaceutical Co., Ltd. and Zhejiang Yingte Pharmaceutical Co. Ltd. accounted for more than twenty-five percent (25.0%) and fifteen percent (15.0%) of our total purchases and total purchase deposits. The suppliers are neither related to nor affiliated with us.

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

The online pharmacy is an emerging business in China. We are competing with other online vendors that may be supported by major drugstore chains or initiated by smaller local drugstore chains. In order to compete effectively, we are cooperating with Taobao, the largest online vendor in China. We also put in significant efforts selecting products we believe are most suitable for online sales, such as those we have the exclusive right to sell. We have spent considerable efforts identifying popular products that can drive sales, while maintaining our attention on cost. In fiscal 2016, we have been closely working with with large insurance companies in China such as the People’s Insurance Company (Group) of China Limited, who sells online products to their customers that have purchased health insurance from them. Commercial health insurance has expanded quickly in recent years in China, especially after the government started to control its Social Health Insurance (“SHI”) budget. We expect the close cooperation with commercial insurance companies and active strategy on e-commerce platforms will drive up our online sales.

China’s herb market is highly specialized. We have not incurred any herb sales in fiscal 2016.

Intellectual Property

We currently have the following trademarks registered with the Trademark Office of the SAIC:

●	“JiuzhouTongxin” is a Classes 5 and 35 trademark (for pharmaceuticals and advertisement) issued on February 14, 2011 and March 7, 2013 respectively, registered under Jiuzhou Pharmacy, which we plan to use to brand certain products that we may sell in our stores;

●	“Jiuzhou” is a Classes 5, 35 and 44 trademark (for medical services) issued in April and May 2012, registered under Jiuzhou Pharmacy, which we plan to use to brand our medical services;

●	“Shouantang” a Classes 5, 10, 30, 35 and 44 trademark (for pharmaceuticals, construction, food, advertisement and medical services) issued on October 2011, and a Classes 3、42、6、19、20、24、31、26、32 and 29 (for oil, diary and etc.) trademark issued in August and October 2015, registered under Jiuzhou Pharmacy, which we are using to brand certain products that we sell in our stores; and

●	“Jinyuliangyan” is a Class 29 trademark (for food and oil) issued in June 2011, registered under Jiuzhou Pharmacy, which we are using to brand certain products that we sell in our stores; and

●	“Jiuying” is a Classes 5, 35 and 44 trademark (for healthcare and nutritional supplement) issued in December 2012 and February 2013, registered under Jiuzhou Service, which we are using to brand our service and products that we sell in our clinics;

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

Employees

As of March 31, 2016, we had 605 employees combined in our retail and wholesale operations, including 592 full-time and 13 part-time employees. The number of employees for each area of operations, and such employees as a percentage of our total workforce, are as follows:

	As of March 31, 2016
	Employees	Percentage
Non-pharmacist store staff	219	36%
Pharmacists	157	26%
Management - non-pharmacists	73	12%
Physicians	30	5%
Non-physician clinic staff	18	3%
Wholesale - non-warehouse	36	6%
Wholesale - warehouse	18	3%
Online pharmacy - technicians	36	6%
Online pharmacy - non-technicians	18	3%
Total	605	100.00%

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

Dividend Distribution

Under current applicable laws and regulations, each of our consolidated PRC entities, including WFOEs and domestic companies, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities is required to set aside at least ten percent (10%) of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches fifty percent (50%) of its registered capital. These reserves are not distributable as cash dividends. As of March 31, 2016, the accumulated balance of our statutory reserve funds reserves amounted to $1.31 million, and the accumulated profits of our consolidated PRC entities that were available for dividend distribution amounted to $1.9 million.

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

If the PRC tax authorities determine that we are a resident enterprise for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. Firstly, we may be subject to enterprise income tax at a rate of twenty five percent (25%) on our respective worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Secondly, although the EIT Law provides that “dividends, bonuses and other equity investment proceeds between qualified resident enterprises” is exempted income, and the implementing rules of the EIT Law refer to “dividends, bonuses and other equity investment proceeds between qualified resident enterprises” as the investment proceeds obtained by a resident enterprise from its direct investment in another resident enterprise, it is still unclear whether the dividends we receive from Jiuxin Management would be classified as “dividends between qualified resident enterprises” and therefore qualify for tax exemption.

If we are treated as a non-resident enterprise under the EIT Law, then any dividends that we may receive from Jiuxin Management (assuming such dividends were considered sourced within the PRC) (i) may be subject to a five percent (5%) PRC withholding tax, provided that we own more than twenty five percent (25%) of the registered capital of Jiuxin Management incessantly within twelve (12) months immediately prior to obtaining such dividends from Jiuxin Management, and if the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income (the “Arrangement”) is applicable, or (ii) if the Arrangement does not apply (i.e. the PRC tax authorities may deem us to be a conduit not entitled to treaty benefits), may be subject to a ten percent (10%) PRC withholding tax. Similarly, if we are treated as a non-resident enterprise, and Renovation is treated as a resident enterprise, then any dividends that we receive from Renovation (assuming such dividends were considered sourced within the PRC) may be subject to a ten percent (10%) PRC withholding tax. Any such taxes on dividends could materially reduce the amount of dividends, if any, that we could pay to our shareholders.

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

Distribution of Pharmaceutical Products

A distributor of pharmaceutical products must obtain a distribution permit from the relevant provincial or designated municipal- or county-level SFDA. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel, and equipment. The distribution permit is valid for five (5) years, and the holder must apply for renewal of the permit within six (6) months prior to its expiration. In addition, a pharmaceutical product distributor needs to obtain a business license from the relevant administration for industry and commerce prior to commencing its business. All of our consolidated entities that engage in the retail pharmaceutical business have obtained necessary pharmaceutical distribution permits, and we do not expect to face any difficulties in renewing these permits and/or certifications.

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

Sales of Nutritional Supplements and other Food Products

A distributor of nutritional supplements and other food products must obtain a food circulation permit from its local Administration of Industry and Commerce. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel, and equipment. The food circulation permit is valid for three (3) years, and the holder must apply for renewal of the certificate within thirty (30) days prior to its expiration. Currently, Jiuxin Medicine, Jiuzhou Pharmacy, and our drugstores all hold a valid Food Circulation Permit, except for our Lin’an store and Ren’airu store, which do not sell food products and therefore does not required to hold such a permit. We are in the process of renewing the permits for two (2) stores that has expired in April 2016, and believe that there is no difficulty in renewing such permits.

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

Interim Regulations on Administration of Sino-Foreign Joint Venture and Cooperative Medical Institutions

As per China’s commitments to the World Trade Organization, “Foreign service suppliers are permitted to establish joint venture hospitals or clinics with local Chinese partners with quantitative limitations in line with China’s needs. Foreign majority ownership is permitted.” In accordance with the Interim Regulations on Administration of Sino-Foreign Joint Venture and Cooperative Medical Institutions issued jointly by the Ministry of Health (“MOH”) and the Ministry of Commerce (“MOFCOM”) in 2000, the Chinese party of Sino-foreign joint ventures and cooperative medical institutions shall hold no less than thirty percent (30%) of shares and legal rights or interest, which also mean foreign investors are allowed to hold a maximum stake of seventy percent (70%). Such regulations also specify that the establishment of Sino-foreign joint venture and cooperative medical institutions should be approved respectively by MOH and MOFCOM. In other words, foreigners are allowed to run hospitals or clinics in the form of equity or co-operative joint ventures with an equity interest of up to seventy percent (70%) with duration for co-operation of up to twenty (20) years.

Internet Pharmaceutical Sales

China’s central government regulates Internet access, the distribution of online information and the conduct of online commerce through strict business licensing requirements and other government regulations. Companies which sell pharmaceutical products to consumers through the Internet are required to obtain: (1) a drug distribution permit; (2) an Internet pharmaceutical information provider qualification certificate, renewable every five (5) years; (3) an Internet pharmaceutical transaction service qualification certificate, renewable every five (5) years; (4) a value-added telecommunication operation permit; and (5) registration with the Administration of Information Industry. Internet pharmacies are not allowed to distribute prescription drugs. The websites that sell pharmaceutical products must ensure transaction security and enable the consumers to consult with licensed pharmacists. Also, an Internet-based business in China is required to obtain and maintain certain assets relevant to its business, such as delivery and storage facilities. Jiuzhou Pharmacy obtained all above-mentioned certificates and registrations and launched www.dada360.com in May 2010 and renewed the certificates in 2015. Quannuo Technology has been operating the website and providing software and technical supports since November 2010. Since December 2015, such onine pharmacy operation function has been transferred to Jiuzhou Pharmacy after the sale of Quannuo Technology in November 2015. During the year ended March 31, 2016, the Company also sold pharmaceutical and other products via certain third-party platforms such as Tmall and JD.com.

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

Our success depends on our ability to establish effective advertising, marketing and promotional programs, including pricing strategies implemented in response to competitive pressures and/or to drive demand for our products. Our advertisements are designed to promote our brand, our corporate image and the prices of products available for sale in our stores. Our pricing strategies and value propositions must be appropriate for our target customers. If we are not able to maintain and increase the awareness of our pharmacy’s brand and the products and services we provide, we may not be able to attract and retain customers and our reputation may also suffer. We expect to incur substantial expenses in our marketing and promotional efforts to both attract and retain customers. However, our marketing and promotional activities may be less successful than we anticipate, and may not be effective at building our brand awareness and customer base. In addition, the government may impose restrictions on how marketing and promotional activities can be conducted. We cannot provide assurance that our current and proposed budget for marketing activities will be adequate to support our future growth. Failure to successfully execute our advertising, marketing and promotional programs may result in material decreases in our revenue and profitability.

Our ability to grow our business may be constrained by our inability to find suitable new store locations at acceptable prices or by the expiration of our current leases.

Our ability to grow our business may be constrained if suitable new store locations cannot be identified with lease terms or purchase prices that are acceptable to us. We compete with other retailers and businesses for suitable locations for our stores. Local land use and other regulations applicable to the types of stores we desire to construct may impact our ability to find suitable locations and influence the cost of constructing our stores. The expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. Furthermore, changing local demographics at existing store locations could materially and adversely affect revenue and profitability levels at those stores, and overall our business, financial condition, results of operation, and prospects.

We have significant cash deposits with our suppliers and landlords in order to obtain and maintain our inventory and maintain and establish store locations, which we may not be able to recover in the event of bankruptcy by our suppliers or landlords or other events beyond our control.

Our ability to obtain products and maintain inventory at, and to maintain and establish leases for, our pharmacies, is dependent upon our ability to post and maintain significant cash deposits with our suppliers and landlords. Many vendors in China are unwilling to extend credit terms and instead require cash deposits, and landlords may require twelve (12) months or longer of cash deposit as security. At March 31, 2016, we had approximately $4.3 million in deposits with suppliers and approximately $2.5 million in deposits with landlords for our pharmacies. If we are unable or unwilling to establish such advances and deposits, our ability to generate sales and expand our business could be adversely affected. In general, we expect the amounts required for advances and deposits to increase as we undertake our expansion plans, complete store openings and expand our business through acquisitions or otherwise. We do not generally receive interest on the deposits made to suppliers or landlords, and such deposits are subject to loss as a result of the creditworthiness or bankruptcy of the party who holds our funds, as well as the risk from any illegal acts associated with the third party, such as conversion, fraud, theft or dishonesty. If these circumstances were to arise, we could find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with our vendors or landlords.

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

We need to maintain sufficient inventory levels to operate both of our retail and wholesale businesses successfully as well as meet customer expectations. However, we must also guard against the risk of accumulating excess inventory. We are exposed to inventory risks as a result of rapid changes in product life cycles, changing consumer preferences, uncertainty of the success of product launches, seasonality, and manufacturer backorders and other vendor-related problems. We cannot provide assurance that we can accurately predict these trends and events and avoid over-stocking or under-stocking products. In addition, demand for products could change significantly between the time product inventory is ordered and the time it is available for sale.

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

Moreover, our business is subject to seasonal variations in demand. In particular, traditional retail seasonality affects the sales of certain pharmaceuticals and other non-pharmaceutical products. Sales of our pharmaceutical products during our third fiscal quarter (October 1st through December 31st) benefit from the winter cold and the flu season, while sales are lower in our fourth fiscal quarter (January 1st through March 31st) because Chinese New Year falls in that quarter each year and our customers generally pay fewer visits to drugstores during this period. In addition, sales of some health and beauty products are driven, to some extent, by seasonal purchasing patterns and seasonal product changes. Failure to effectively manage the increased sales and the increases in inventory in anticipation of such increased sales in the high sale season could have a material adverse effect on our financial condition, results of operations and cash flow.

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

We consider our pharmacy brand names to be valuable assets. We may be unable to prevent third parties from using such brand names without authorization, which may adversely affect our business and reputation, including the perceived quality and reliability of our products and services. We have five (5) registered trademarks. We also own three (3) domain names that we actively use in our business.

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

There has been continued penetration of counterfeit products into the pharmaceutical market in China. Counterfeit products are generally sold at lower prices than their authentic counterparts due to their low production costs, and in some cases are very similar in appearance to their authentic counterparts. Counterfeit pharmaceuticals may or may not have the same chemical content as their authentic counterparts, and are typically manufactured without proper licenses or approvals as well as fraudulently mislabeled with respect to their content and/or manufacturer. Although China’s central government has been increasingly active in combating counterfeit pharmaceutical and other products, China does not yet have effective regulation control or an enforcement system against counterfeit pharmaceutical products. Although we have implemented a series of quality control procedures in our procurement process, we cannot provide assurance that we may not be inadvertently selling counterfeit pharmaceutical products. Any unintentional sale of counterfeit products may subject us to negative publicity, fines and/or other administrative penalties, or may even result in litigation against us. Moreover, the increased distribution of counterfeit products and other products in recent years may reinforce the negative image of drug distributors among consumers in China. The continued proliferation of counterfeit products in China could have a material adverse effect on our business financial condition, and results of operation.

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

Our clinics compete with a large number and variety of healthcare facilities in their respective markets. There are numerous government-run and private hospitals and clinics available to the general populace. There can be no assurance that these or other clinics, hospitals or other facilities will not commence or expand such operations, which would increase their competitive position. Furthermore, there can be no assurance that a healthcare organization that having greater resources in the provision or management of healthcare services will not decide to engage in operations similar to those being conducted by us in Hangzhou.

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

We launched www.dada360.com to sell OTC drugs, medical devices and nutritional supplements online in May 2010. We also cooperated with certain third-party online platform such as Tmall and JD.com to sell our products since 2013. Given such limited operating history, it may be difficult to evaluate the website’s and our overall online performance and prospects. Our ability to generate profit from online sales remains largely unproven, our online business strategy has not been tested over time, and we cannot be certain that we will be able to successfully manage or grow our online business. We may incur significant costs as we continue to implement and improve our website

Uncertainties regarding the growth and sustained profitability of e-commerce in China could adversely affect the prospects of our online business.

While e-commerce has existed in China since the 1990s, only certain e-commerce companies in China recently become profitable. Thus, the long-term viability and prospects of various e-commerce business models, and e-commerce in general, remain relatively untested in China. Future operating results from our online business will depend on numerous factors affecting the development of e-commerce in China, which may be beyond our control. These factors include:

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

Internet-based businesses in China are highly regulated by China’s central government, and numerous regulatory authorities are empowered to issue and implement regulations governing various aspects of these businesses. Our online business is operated by our PRC subsidiary, Jiuzhou Pharmacy, which is required to obtain and maintain certain assets relevant to its business, such as computers and other electrical equipment, as well as applicable licenses or approvals from different regulatory authorities. These assets and licenses are essential to the operation of an e-commerce business and are generally subject to annual review by the relevant governmental authorities. Furthermore, we may be required to obtain additional licenses. If we fail to obtain or maintain any of the required assets, licenses or approvals, our Internet business may be deemed illegal and it may be subject to various penalties, such as confiscation of illegal income, fines, and/or the discontinuation or restriction of its operations. Any such disruption may materially and adversely affect the prospects of our online business.

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

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards. Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least ten percent (10%) of their after-tax profit each year, based on PRC accounting standards, to their statutory surplus reserve fund until the accumulative amount of such reserves reaches fifty percent (50%) of their respective registered capital. As a result, our consolidated PRC entities are restricted in their ability to transfer a portion of their net income to us whether in the form of dividends, loans or advances. As of March 31, 2016, our restricted reserves totaled RMB 9,460,695 ($1,309,109). Our restricted reserves are not distributable as cash dividends. Any limitation on the ability of our consolidated operating entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

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

In January 2015, China’s Ministry of Commerce unveiled a draft legislation that could change how the government is regulating corporate structures, especially for VIEs controlled by foreign investments. Instead of looking at “ownership”, the draft law focused on the entities or individuals hold control of a VIE. If a VIE is deemed to be controlled by foreign investors, it may be barred from operating in restricted sectors or the prohibited sectors listed on a “negative list”, where only companies controlled by Chinese nationals could operate, even if structured as VIEs. As of the report date, no formal legislation has been implemented.

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

We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

Fluctuation in the value of the Renminbi may have a material and adverse effect on your investment. The change in value of the Renminbi against the U.S. dollar is affected by, among other things, changes in PRC’s political and economic conditions. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from the three (3) HJ Group companies. Shortages in the availability of foreign currency may restrict the ability of our subsidiaries and our PRC affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

From 1995 until July 2005, the People’s Bank of China intervened in the foreign exchange market to maintain an exchange rate of approximately Renminbi 8.3 per U.S. dollar. On July 21, 2005, the PRC government changed this policy and began allowing modest appreciation of the Renminbi versus the U.S. dollar. Under the new policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy caused the Renminbi to appreciate approximately 21.5% against the U.S. dollar over the following three years. As a consequence, the Renminbi has fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how it may change again. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Significant revaluation of the Renminbi may have a material and adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars we receive from securities offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In August 2015, the PRC Government devalued its currency by approximately 3%, represented the largest yuan depreciation for 20 years. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate.

In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss, which is recorded as a component of other comprehensive income. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.

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

We rely substantially on our contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service for our revenue. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Governmental control of currency conversion may affect the value of your investment ” Furthermore, if these companies incur debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual arrangements, we may be unable to pay dividends on our common shares.

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

Our auditor, like other independent registered public accounting firms operating in China, is not permitted to be subject to inspection by Public Company Accounting Oversight Board, and consequently investors may be deprived of the benefits of such inspection.

Our auditor, the independent registered public accounting firm that issued the audit reports included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and applicable professional standards. Our auditor is located in China and the PCAOB is currently unable to conduct inspections on auditors in China without the approval of the PRC authorities. Therefore, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by the PCAOB.

In May 2013, the PCAOB announced that it has entered into a Memorandum of Understanding (“MOU”) on Enforcement Cooperation with the China Securities Regulatory Commission (the “CSRC”) and the Ministry of Finance (the “MOF”). The MOU establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations in both countries’ respective jurisdictions. More specifically, it provides a mechanism for the parties to request and receive from each other assistance in obtaining documents and information in furtherance of their investigative duties. In addition to developing enforcement MOU, the PCAOB has been engaged in continuing discussions with the CSRC and MOF to permit joint inspections in China of audit firms that are registered with the PCAOB and audit Chinese companies that trade on U.S. exchanges.

Inspections of other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, and such deficiencies may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures, and to the extent that such inspections might have facilitated improvements in our auditor’s audit procedures and quality control procedures, investors may be deprived of such benefits.

The slowing economic growth in China may assert a negative impact on our operation and financial results.

According to several articles published by the Wall Street Journal, CNN, and BBC News in January 2016, after experiencing rapid growth for more than a decade, China's economy has been hit by shrinking foreign and domestic demand, weak investment, factory overcapacity and oversupply in the property market, and has experienced a painful slowdown in the last two years. In 2015, China's economy grew by 6.9%, compared with 7.3% a year earlier, marking its slowest growth in a quarter of a century. As the government tried to shift the growth engine away from manufacturing and debt-fueled investment toward the services sector and consumer spending, the outlook of the Chinese economy is uncertain.

In the next two to three years, China’s growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. The International Monetary Fund expected China's economy to grow by 6.3% this year and 6% in 2017. If China’s economy is further slowing down, it may negatively affect our business operation and financial results.

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

As an illustration of such volatility, the closing price of our common stock during the fifty two (52) weeks preceding the date of this report ranged from a low of $1.47 to a high of $4.08. In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

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

As of June 28, 2016, our directors and executive officers collectively controlled approximately 7,829,482 of our outstanding shares of stock entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit us and our shareholders. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell their shares freely after six (6) months, subject only to compliance with the current public information requirement (which disappears after one (1) year). Affiliates may sell after six (6) months subject to compliance with the requirements under Rule 144 regarding the volume of sale, the manner of sale (for equity securities), current public information and notice. Of the 19,373,504 shares of our common stock outstanding as of June 28, 2016, approximately 11,534,022 shares are, or will be, freely tradable without restriction, unless held by our affiliates as of such date. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock. If the Key Personnel and our service consultants were to sell their shares, they would be subject to volume and/or other restrictions imposed by Rule 144.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

We are headquartered in Hangzhou, China. We do not own any property; however, our current leased properties are as follows:

Description	Location	Size (square meters)	Lease expiration date
Principal executive office	1st Floor, Yuzheng Plaza, No. 76, Yuhuangshan Road, Hangzhou, Zhejiang Province, China	1,370	December 31, 2020

Distribution center	2-4th Floors, Building 3, No. 10, Kanghui Road, Gongshu District, Hangzhou, Zhejiang Province, China	12,300	January 31, 2021

Pharmacies (1)	Various locations in Hangzhou, Zhejiang Province, China	Range from 79 to 1,713	June 2015 to March 2022

Farmland for herb cultivation (2)	Qianhong Township, Hangzhou, Zhejiang Province, China	196,677	February 1, 2040

Land (2)	Qianhong Township, Hangzhou, Zhejiang Province, China	18,616	February 1, 2040

(1)	As of the date of this report, we have operating leases in connection with our 58 pharmacies. See Note 10, “Long Term Deposits,” and Note 22, “Commitments and Contingencies” to the Financial Statements. The leases do not contain any material escalating lease payments or contingent rental payment terms. We must negotiate with the landlords for an extension of the current leases or enter into new leases upon their termination, upon which our landlords may request a rent increase. Under applicable PRC law, we have priority over other potential lessees with respect to the leased store space on the same terms. We also do not expect any significant difficulties in renewing, where desired, the existing leases upon their expiration. Our community stores are normally relatively small in size and the facilities inside the store are easily movable. As a result, we do not expect our drugstore operations to be materially and adversely affected by any failure to renew current leases or enter into new leases.
(2)	We lease the land from The People’s Government of Qianhong Village under a 30-year lease entered in February 2010. The rent for the land was prepaid in full in May 2010. See Note 11, “Other Noncurrent Assets,” and Note 12, “Intangible Assets,” to the Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS.

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

	Low	High
Fiscal Year 2016
Quarter ended March 31, 2016	$1.43	$1.99
Quarter ended December 31, 2015	$1.71	$2.47
Quarter ended September 30, 2015	$1.63	$3.41
Quarter ended June 30, 2015	$2.69	$4.68

Fiscal Year 2015
Quarter ended March 31, 2015	$2.33	$3.27
Quarter ended December 31, 2014	$1.4	$3.5
Quarter ended September 30, 2014	$1.25	$2.43
Quarter ended June 30, 2014	$1.43	$2.29

Based on the records of our transfer agent, we had 19,373,504 shares of common stock issued and outstanding as of June 21, 2016.

Holders

Based on the records of our transfer agent, there were 44 stockholders of record of our common stock as of June 21, 2016 (not including beneficial owners who hold shares at broker/dealers in “street name”).

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company, LLC, whose address is 6201, 15th Avenue, Brooklyn, New York 11219, and whose telephone number is (718) 921-8206.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Recent Sales of Unregistered Securities

On November 30, 2015, we issued 150,000 shares of Common Stock to our consultant as part of compensation for its services regarding financial markets and restructuring, business acquisitions and other aspects of our business. The shares are restrictive with a standard legend under the Securities Act of 1933, as amended (the “Securities Act”). The issuance was in reliance upon the exemption afforded under Section 4(2) of the Securities Act. No other sales of unregistered securities were made in fiscal 2016.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. We currently have 58 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.”

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

Results of Operations

Comparison of years ended March 31, 2016 and 2015

The following table summarizes our results of operations for the years ended March 31, 2016 and 2015:

	Years Ended March 31,
	2016		2015
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenues	$89,065,580	100.0%	$76,895,732	100.0%
Gross profit	$17,511,582	19.7%	$12,438,025	16.2%
Selling expenses	$12,360,872	13.9%	$10,416,451	13.5%
General and administrative expenses	$5,175,476	0.6%	$313,390	0.4%
Income (Loss) from operations	$(24,766)	(0.0)%	$1,708,184	2.2%
Other income (expense)	$(43,535)	(0.0)%	$295,018	0.4%
Impairment of long-lived assets	$-	0.0%	$(1,053,765)	(1.4)%
Changes in fair value of purchase option derivative and warrants liability	$612,198	0.7%	$(36,411)	(0.0)%
Income tax expenses	$96,741	0.1%	$57,398	0.1%
Net income	$447,156	0.5%	$855,628	1.1%
Net income attributable to controlling interest	$447,156	0.5%	$856,557	1.1%
Net loss attributable to non-controlling interest	$-	(0.0)%	$(930)	(0.0)%

Revenue

Due to the expansion of our retail drugstores and online pharmacy business, revenue increased by $12,169,848 or 15.8% for the year ended March 31, 2016, as compared to the previous fiscal year, partially offset by a decrease in our wholesale business. The following table breaks down the revenue for our four business segments for the years ended March 31, 2016 and 2015:

	Years ended March 31,
	2016		2015
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail business
Revenue from drugstores	$51,205,644	57.5%	$48,799,736	63.5%	$2,405,908	4.9%
Revenue from online sales	26,449,981	29.7%	14,879,397	19.4%	11,570,584	77.8%
Sub-total of retail revenue	77,655,625	87.2%	63,679,133	82.9%	13,976,492	21.9%
Revenue from wholesale business	11,409,955	12.8%	13,216,599	17.1%	(1,806,644)	(13.7)%
Revenue from herb farming business	-	-%	-	-%	-	N/A
Total revenue	$89,065,580	100.0%	$76,895,732	100.0%	$12,169,848	15.8%

Retail drugstores sales, which accounted for approximately 57.5% of total revenue for the year ended March 31, 2016, increased by $2,405,908, or 4.9%, to $51,205,644. Same-store sales increased by approximately $1.7 million, or 3.5%. Excluding RMB depreciation effect, the same store sales increased by approximately 6.4% year over year. In order to promote our same-store sales growth, we implemented certain operational strategies such as increasing product adaptability to community demand, providing access to mobile payments, close monitoring of chronicle disease customers, launching in-pharmacy virtual doctor clinics and close cooperation with certain large reputable vendors to promote sales of their brand name products. However, due to government insurance budget control, our same stores sales growth has been impeded in 2016. In the long run, the same store sales are expected to grow due to the increasing healthcare products demand in China. Our store count decreased to 58 as of March 31, 2016, compared to 59 stores as of March 31, 2015, as an effect of closing a store that is not qualified for the qualification of Social Health Insurance ("SHI"), initially acquired from our purchase of Sanhao Pharmacy.

Our online pharmacy sales increased by approximately $11,570,584, or 77.8% for the year ended March 31, 2016, as compared to the year ended March 31, 2015. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. In the year ended March 31, 2016, we have strengthened our cooperation with e-commerce platforms, including Tmall at Alibaba, JD.com and www.yhd.com, by posting and selling our products on their online platforms. Such arrangements have exposed our online presence to a wider consumer base. We also actively explore the potential cooperation with different online and mobile vendors in China. In addition to launching an online payment service ("Alipay Service") based on a service agreement with Alipay (China) Internet Technology Ltd. ("Alipay"), we launched stores on Tencent's WeChat platform, China's dominant mobile messaging app and social network with over 500 million active users. In order to increase the popularity of our products, we have made considerable efforts identifying popular products that can drive sales, while we keep close watch on the cost. We are actively searching for talents specialized in this area and have created an operating team consisting of experienced e-commerce experts.

The sales on our own official website for the year ended March 31, 2016 increased by 233.2% as compared to the year ended March 31, 2015, primarily as a result of the active cooperation with large insurance companies in China such as the People’s Insurance Company (Group) of China Limited, who sells online products to their customers that have purchased health insurance from them. Commercial health insurance has expanded quickly in recent years in China, especially after the government started to control its Social Health Insurance (“SHI”) budget. In order to closely connect with commercial insurance companies and better serve customers referred by these companies, in June 2015, we organized an operation team focusing on commercial insurance business exploration. We expect the cooperation with commercial insurance companies will drive up our online sales and profit margin in the future.

Wholesale revenue decreased by $1,806,644 or 13.7% primarily because certain salespersons left Jiuxin Medicine after change of Jiuxin Medicine’s general management team in late 2014. As these salespersons have close connections with certain customers, who usually would choose to turn away from us after the salespersons left us. At present, the majority of drug sales still occur at hospitals in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals. Until we can establish a new customer base and are granted a status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to expand in the immediate future.

In the years ended March 31, 2016 and 2015, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough to harvest. Usually, the longer it grows, the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the year ended March 31, 2016, we did not plant any herbs that were ready to be harvested as of March 31, 2016. We anticipate that we will continue growing trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $5,073,557, or 40.8%, in the year ended March 31, 2016, as a result of an increase in gross margin of retail drugstores and online pharmacy, and an increase in online pharmacy sale.  At the same time, gross margin increased from 16.2% to 19.7% due to higher retail profit margins. The average gross margins for each of our four business segments are as follows:

	Years ended
	March 31,
	2016		2015
Average gross margin
retail drugstores		$25.1%		$19.5%
online sales		$15.4%		$14.1%
wholesale business		$4.9%		$6.2%
farming business	$	N/A	$	N/A

Retail gross margin increased primarily because more vendor rebates attributable to our focused marketing efforts in promoting brand-name products with large pharmaceutical suppliers, continuous efforts to renegotiate prices with our suppliers periodically, and our recent sales strategy to raise our profit margin. Instead of labeling our own products, we focused on promoting brand name products. We believe selling brand name products will increase our store popularity and customer loyalty. As a result, we achieved significant sales volume with certain brand pharmaceutical suppliers and received their considerable rebates. Additionally, we have been searching for ways to improve our profit margin. From time to time, we compared existing products among our suppliers to squeeze lower cost. We also micro-adjusted our sales prices of targeted products while minimizing the effect on sales volume.

Gross margin of online pharmacy sales increased primarily because of a strategic selection of our online products and the rise of our online sale through our own official online pharmacy website, which usually brought higher profit margin. In order to stay competitive, we had to keep competitive prices for the sales through certain e-commerce platforms such as Tmall and JD.com, However, low price is not a sole key in competition for sales volume on these platforms. In November 2015, we hired a new general manager with multiple years of experience from a renounced e-commerce company, who organized a new operating team. Instead of keeping a large selection of a variety of products for customers, our new operating team started to spend significant efforts on selection of appropriate products and considerate service. By doing so, we have been able to significantly increase the sale volume of selected products. Hence, the overall sales increased and the overall gross margin is able to increase too. On the other side, in fiscal 2016, we have strengthened our cooperation with certain large insurance companies in China such as the People’s Insurance Company (Group) of China Limited, who sell our online products to their insured customers. As these customers’ commercial insurances are usually the premium packages on top of their National Basic Social Health Insurance (“SHI”), they tend to purchase premium health products that produce high profit margin. As of the year ended March 31, 2016, our sales volume through our own website is more than four times higher than a year ago. As a result of the net effects, we had an overall higher online profit margin.

Wholesale gross margin varied, depends on different products we carried and sold to certain pharmaceutical vendors. Although we tried to market our products to major local hospitals and other pharmacies, we had not been able to make significant progress. Until we are able to obtain status as provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to keep low profit margin in order to drive sales.

Selling and Marketing Expenses

Selling and marketing expenses increased by $1,944,421, or 18.7%, during the year ended March 31, 2016, as compared to the previous fiscal year. The increase in absolute dollars is primarily attributable to the operating and labor cost related to our online pharmacy, such as increase in courier expense of approximately $0.50 million, increase in service fee for our own online pharmacy website of approximately $0.78 million and increase in labor cost of approximately $0.42 million. As a result, such expenses as a percentage of our revenue increased to 13.9%, from 13.5% for the same period a year ago. We expect future sales and marketing expenses to grow as our business continue to expand.

General and Administrative Expenses

General and administrative expenses increased by $4,862,086, or 1,551.4%, during the year ended March 31, 2016, as compared to the previous fiscal year. The increase was a net effect of a reversal of approximately $1.1 million of reserve for advances to suppliers, which is due to collection of goods or cash against the aged account during the year ended March 31, 2016 and a reversal of an approximately $0.8 million of reserve for accounts receivable, which is attributable to our continuing collection efforts in the year ended March 31, 2016, as compared to a reversal of approximately $5.4 million of reserve for advances to suppliers and a reversal of an approximately $2.2 million of reserve for accounts receivable during the year ended March 31, 2015. Additionally, we no longer carried heath club business in fiscal 2016, while in fiscal 2015, we incurred labor cost of approximately $0.5 million. After excluding such net effects, general and administrative expense decreased by $0.4 million primarily due to our stricter budget control.

Income (loss) from Operations

Income from operations decreased by $1,732,950 during the year ended March 31, 2016, as compared to the previous fiscal year, resulting in an operating loss of $24,766 for the year ended March 31, 2016, as compared to an operating income of $1,708,184 for the fiscal year ended March 31, 2015 as a result of increase in general and administration expense. Operating margin for the fiscal years ended March 31, 2016 and 2015 was (0.00)% and 2.2% , respectively.

Impairment of Long-lived Assets

We recorded an impairment of long-lived assets of $1,053,765 for the obsolete fixed assets in Jiuyingtang, a health club which has been closed in the year ended March 31, 2015. Such impairment was made after we estimated that the implied fair value of long-lived assets was lower than the carrying value.

Change in fair value of purchase option and warrants liability

As of March 31, 2016, warrants liability consists of a warrant to a financial adviser, a warrant to an investor and a warrant to an investment bank (See Note 19). Gain from the change in fair value of purchase option and warrants liability is $612,198, as compared to a loss of $36,411, primarily as a result of decrease in warrants value based on Black-Sholes Model due to stock price decline in fiscal 2016.

Income Taxes

Income tax expense increased by $39,343 during the year ended March 31, 2016, as compared to the previous fiscal year.

Net Income

As a result of the foregoing, net income decreased by $408,472 in the year ended March 31, 2016 from net income of $856,557 in the year ended March 31, 2015 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  In the year ended March 31, 2016, we collected certain aged accounts receivables from certain wholesale customers that we ceased doing business with. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1 - 3 months	$5,001,392	$1,236,526	$1,009,551	$-	$7,247,469
4 - 6 months	66,554	7,317	600,412	-	674,283
7 - 12 months	6,768	2,744	394,906	-	404,418
Over one year	18,996	315	1,807,119	1,241	1,827,671
Allowance for doubtful accounts	(78,661)	(14,144)	(2,005,198)	(1,241)	(2,099,244)
Total accounts receivable	$5,015,049	$1,232,758	$1,806,790	$-	$8,054,597

Accounts receivable from our retail drugstores business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  In the year ended March 31, 2016, we wrote off an approximately $166,102 of uncollectible amounts from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

Accounts receivable from our online pharmacy business mainly consist of collectible from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us in ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as pharmaceutical distributors. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. Furthermore, the new management team expended significant efforts in clearing outstanding balances with certain customers and suppliers. In the year ended March 31, 2016, we were able to continually collect certain aged accounts. As a result, we reversed approximately $771,574 in allowance.

Subsequent to March 31, 2016 and through May 31, 2016, we collected $4,206,154 in receivables relating to our retail drugstore business, $1,231,953 relating to online pharmacy business, $826,280 relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1 - 3 months	$-	$-	$4,288,638	$-	$4,288,638
4 - 6 months	-	-	2,575	-	2,575
7 - 12 months	-	-	660	-	660
Over one year	-	-	44,334	-	44,334
Allowance for doubtful accounts	-	-	(105,542)	-	(105,542)
Total advances to suppliers	$-	$-	$4,230,665	$-	$4,230,665

Jiuxin Medicine made almost all of our drug purchases. Jiuzhou Pharmacy only makes purchase on certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of March 31, 2016.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues such as discontinuing of inventory supply that have been identified.  If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal actions.  If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off.  To facilitate its initial expansion, Jiuxin Medicine made significant prepayments to certain vendors. Lack of timely supplier account reconciliation caused by several accounting staff rotations delayed the monitoring of such accounts. To accommodate potential loss in advances to suppliers, we made reserve for amounts considered to be uncollectible. As previously discussed, Jiuxin Medicine transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and since then we have tightened our customer credit policy and strengthened monitoring of uncollected receivables. During the year ended March 31, 2016, we were able to continually collect and sold goods from certain suppliers which we made advances to in the past. As a result, we reversed approximately $1,119,972 in allowance. We do not expect a significant increase in bad debts going forward.

Liquidity

In summary, our cash flows for the periods indicated are as follows:

	Years ended
	March 31,
	2016	2015
Net cash provided by operating activities	$2,585,705	$1,063,218
Net cash used in investing activities	$429,808	$(4,365,450)
Net cash provided by financing activities	$(401,892)	$2,868,247

For the fiscal year ended March 31, 2016, net cash provided by operating activities amounted to $2,585,705, as opposed to net cash provided by operating activities of $1,063,218 a year ago. The change in cash provided by operating activities period over period is primarily attributable to a decrease in reversal of bad debts allowance of $5,877,771, a decrease in cash used in inventory of $2,208,138 and a decrease in cash used in other current assets of $1,105,432, partially offset by an increase of $3,937,067 used in advance to suppliers, a decrease in cash provided by other payables and accrued liabilities of $1,527,821, a decrease in cash provided by customer deposits of $1,524,672 and a decrease of $1,053,765 in leasehold improvement and fixed assets impairment.

For the fiscal year ended March 31, 2016, net cash provided by investing activities amounted to $429,808 as opposed to net cash used in investing activities of $4,365,450 a year ago. The increase of $4,795,258 was a result of a decrease in purchase of bank short-term financial assets of $2,098,045 (see Note 3) and a decrease in fixed assets purchase of $1,091,060. In addition, we purchased Sanhao Pharmacy in October 2014 and recorded the value of $1,585,118 for license as an intangible asset in fiscal 2015.

Net cash used in financing activities was $401,892 for the fiscal year ended March 31, 2016, primarily from an increase in the repayment of notes payable of $18,956,792, partially offset by a decrease in restricted cash of $5,319,861.

As of March 31, 2016, we had cash of approximately $20,419,863 (including restricted cash of $13,747,990).  Our total current assets as of March 31, 2016 were $46,883,003 and our total current liabilities were $42,120,614, which resulted in a net working capital of $4,762,389.

Capital Resources

We believe that with our projected working capital for the next twelve months, we will be able to meet our obligations for the next twelve months.  However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we expand store locations, we typically enter into lease agreements that are generally between three to ten years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending March 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2017	$2,667,827	$94,555	$69,341	$-	$2,831,723
2018	2,323,653	88,070	67,404	-	2,479,127
2019	1,990,774	55,645	67,404	-	2,113,823
2020	1,336,089	55,043	67,404	-	1,458,536
2020	524,704	55,043	16,851	-	596,598
Thereafter	181,981	-	-	-	181,981
Total	$9,025,028	$348,356	$288,404	$-	$9,661,788

As of March 31, 2016, our short-term loan consisted of a loan of $31,011 (RMB 200,000) from Industrial and Commercial Bank of China, due on April 12, 2016 with annual interest of 5.885%. (See Note 14)

Off-balance Sheet Arrangements

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements or otherwise disclosed in this report were as follows:

	March 31, 2016	March 31, 2015
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1551	USD1: RMB 0.1634

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1582	USD1: RMB 0.1625

No representation is made that RMB amounts have been, or would be, converted into USD at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

As of March 31, 2016, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were ineffective. Such conclusion is due to the presence of material weakness in internal control over financial reporting as described below. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in the Internal Control-Integrated Framework. We are responsible for establishing and maintaining adequate internal control over financial reporting. Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2016 due to the following material weaknesses:

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

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2016 considered the same factors, including:

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

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel continues to be a material weakness as of March 31, 2016, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

In addition, we have hired additional accounting staff to help us prepare supporting accounting documentation and information. We have also retained a financial advisor who monitors our corporate performance and provides financial advice to us. During the fiscal year ended March 31, 2016, we continued to hire outside financial consultant to monitor the accounting reporting. Although we believe that we have made significant progress, our efforts to date have not yet been sufficient to fully remediate such weaknesses. As such, we will continue our efforts during the fiscal year ending March 31, 2017, although there can be no assurance that compliance will be achieved in this time frame.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age(1)	Position	Date of Appointment
Lei Liu	51	Chief Executive Officer and Chairman of the Board of Directors	September 17, 2009
Ming Zhao	40	Chief Financial Officer	August 1, 2011
Li Qi	43	Secretary and Director	October 23, 2009
Zhimin Su (2) (3) (4)	39	Director	November 30, 2012
Taihong Guo (2) (3) (4)	65	Director	January 1, 2013
Genghua Gu (2) (3) (4)	65	Director	March 28, 2014

(1)	As of the date of this report.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Nominating Committee.

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

Li Qi is one of the three founders of HJ Group. Ms. Qi has served as our secretary since October 23, 2009, and is currently the general manager of both Jiuzhou Pharmacy and Jiuzhou Service. From January 2000 to June 2003, Ms. Qi worked in Zhejiang Yikang Drugstoreas a general manager. From October 1991 to January 2000, Ms. Qi worked in the Branch Hospital of Hangzhou No. 1 People’s Hospital as a nurse. Ms. Qi is a licensed TCM pharmacist in the PRC and is a 1991 graduate of Hangzhou Nurse School. As the founder and secretary overseeing our day-to-day orporate operations, Ms. Qi is highly qualified to serve on our Board of Directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended March 31, 2016, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, for the fiscal year ended March 31, 2016, our directors, executive officers and holders of ten percent (10%) or more of our common stock complied with Section 16(a) filing requirements applicable to them.

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

Our Board of Directors has three (3) committees. During the fiscal year ended March 31, 2016, our Board of Directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of Directors	1	3
Audit Committee	1	1
Compensation Committee	1	3
Nominating Committee	1	1

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

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two (2) fiscal years. No other executive officer received compensation in excess of $100,000 during the fiscal year ended March 31, 2016.

Summary Compensation Table
Name and Principal Position	Fiscal Year ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu, CEO (2)(3)	2015 2016	32,703 43,236	-0- -0-	302,400 369,600	-0- -0-	-0- -0-	-0- -0-	-0- -0-	335,103 412,836

Ming Zhao, Current CFO (4)	2015 2016	88,000 88,000	-0- -0-	113,400 17,600	-0- -0-	-0- -0-	-0- -0-	-0- -0-	201,400 105,600

(1)	Reflects the full fair value of stock issued during the applicable fiscal year for financial statement reporting purposes.
(2)	Salary as reported is based on interbank exchange rate of RMB 6.3224 to $1.00 on March 31, 2016 and RMB 6.1538 to $1.00 on March 31, 2015.
(3)	Mr. Liu’s compensation under “Stock Awards” for the fiscal year ended March 31, 2015, comes from the restricted stock award granted to him on November 27, 2015 under the China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”).
(4)	Mr. Zhao’s compensation under “Stock Awards” includes restricted shares issued granted to him on November 27, 2015 under the Plan.

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

Agreements with Ming Zhao

We entered into an employment agreement with Mr. Zhao dated as of August 1, 2011, under which Mr. Zhao is serving as our Chief Financial Officer for a term of two years commencing August 1, 2011, for annual compensation of $100,000, payable in monthly installments, as well as a one-time grant of 40,000 shares of our common stock (the “Shares”) under our 2010 Equity Incentive.  The term of the employment was extended verbally for another two (2) years with an amended annual compensation of $88,000 starting from October 2012. The term of the employment was extended verbally for another one (1) years with an amended annual compensation of $88,000 starting from October 2015. Mr. Zhao is also entitled to expense reimbursement and to be included as an insured under our directors and officers insurance policy with coverage of $5,000,000. During his employment, Mr. Zhao is subject to certain restrictive covenants, including (i) prohibition against engaging in any work that competes with us and our business and soliciting our customers, potential customers and employees, and (ii) requirement to maintain our confidential information.

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

Outstanding Equity Awards at Fiscal Year Ended March 31, 2016

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable	Equity incentive plan awards: number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Lei Liu	-	-	180,000	2.50	Nov.18, 2022-	-	-	-	$-
Ming Zhao	-	-	30,000	2.50	Nov.18, 2022-	-	-	-	$-
Li Qi	-	-	125,000	2.50	Nov.18, 2022-	-	-	-	$-

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	967,000	2.50	4,520,000
Equity compensation plans not approved by security holders	-	-	-
TOTAL	967,000	2.50	4,520,000

Discussion of Summary Compensation and Grants of Plan-based Awards Tables

A summary of certain material terms of our existing compensation plans and arrangements is set forth below.

On September 21, 2010, our Board of Directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”). The maximum number of shares that may be issued under the Plan is 2,025,000 shares of our common stock. The Plan was approved by our shareholders at our annual meeting held on November 2, 2010. On February 24, 2015, our Board of Directors adopted and approved Amendment No. 1 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 2,025,000 share limit to 4,325,000 shares. The Amendment No. 1 was approved by the stockholders at the annual shareholders meeting on March 23, 2015. On January 27, 2016, our Board of Directors adopted and approved Amendment No. 2 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 4,325,000 share limit to 7,175,000 shares. The Amendment No. 2 was approved by the stockholders at the annual shareholders meeting on March 23, 2016. Under the Plan, the Company may issue common stock and/or options to purchase common stock to our officers, directors, employees and consultants. The Plan is administered either by our Board of Directors or a committee that it designates comprising of at least two (2) “non-employee” directors. The board (or the committee, if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of March 31, 2016, there were 4,520,000 shares of our common stock remaining available for future issuance under the Plan.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended March 31, 2016:

Director Compensation Table
Name	Fiscal Year ended March 31,	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu (2)	2016	43,236	-369,600-	-0-	-0-	-0-	-0-	412,836
Li Qi (2)	2016	37,706	-281,600-	-0-	-0-	-0-	-0-	319,306
Zhimin Su	2016	13,000	-17,600-	-0-	-0-	-0-	-0-	30,600
Taihong Guo	2016	6,000	-17,600-	-0-	-0-	-0-	-0-	23,600
Genghua Gu	2016	6,000	-17,600-	-0-	-0-	-0-	-0-	23,600

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes.
(2)	Compensation is reflected in the Summary Compensation Table on page 49 above.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on June 28, 2016, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
Executive officers and directors: (1)	Number of Shares beneficially owned (2)	Percentage of class beneficially owned (3)
Lei Liu, Chief Executive Officer and Chairman of the Board of Directors (4)	7,201,482	37.2%
Ming Zhao, Chief Financial Officer	169,000	* %
Li Qi, Secretary and Director (4)	6,409,000	33%
Zhimin Su (5)	30,000	* %
Taihong Guo (6)	30,000	* %
Genghua Gu (7)	30,000	* %
All directors and executive officers as a group (6 persons)	7,839,482	40.5%

5% Shareholders: (1)
Super Marvel Limited (4)	6,030,000	31.1%
Chong’an Jin (4)	6,049,000	31.2%

*	Less than 1%.
(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 1st Floor, Yuzheng Plaza, No. 76, Yuhuangshan Road, Hangzhou, Zhejiang Province, China, 310002.
(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 19,373,504 shares outstanding as of June 21, 2016.
(4)	The address of Super Marvel Limited (“Super Marvel”) is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. The owners of Super Marvel are Lei Liu (39%), Li Qi (30%) and Chong’an Jin (31%). They are also its directors. As such, they are deemed to have or share investment control over Super Marvel’s portfolio. According to Rule 13d-5, when two or more persons agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of an issuer, the group formed thereby shall be deemed to have acquired beneficial ownership, for purposes of sections 13(d) and (g) of the Exchange Act, as of the date of such agreement, of all equity securities of that issuer beneficially owned by any such persons. As a result, 6,030,000 shares of common stock held by Super Marvel reported herein as beneficially owned by each of Mr. Liu, Ms. Qi and Mr. Jin, which they in turn own indirectly through their respective ownership of Super Marvel.
(5)	Ms. Su’s address is: 3601B The Center, Changle Road, Xuhui District, Shanghai, China.
(6)	Mr. Guo’s address is: 7th Floor, Qingchunbao Group, No. 555 Xixi Road, Hangzhou, China.
(7)	Dr. Gu’s address is: No.1, Xueshi Road, Hangzhou, China.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Other Related Party Transactions

	March 31, 2016	March 31, 2015
Due to cofounders (1):	$576,818	$576,818
Due to a director and CEO (2):	1,622,957	2,152,922
Total	$2,199,775	$2,729,740

(1)	As of March 31, 2016 and March 31, 2015, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.
(2)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

The Company leases from Mr. Lei Liu a retail space. The lease will expire in September 2016. The rent for the year ended March 31, 2016 has not been paid to Mr. Liu as of March 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our current principal independent auditor is BDO China Shu Lun Pan Certified Public Accountants LLP ("BDO China") whom we engaged on April 7, 2015. Friedman LLP (“Friedman”) was our auditor till dismissed on April 7, 2015, The following table shows the fees for audit and other services provided by BDO China and Friedman in relation to our 2016 and 2015 fiscal years:

	For the Fiscal Years ended March 31,
	2016	2015
Audit Fees (1)	$215,000	$200,000
Audit-Related Fees (2)	-	10,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$215,000	$210,000

(1)	Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees: This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”
(3)	Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees: This category consists of fees for other miscellaneous items.

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

(1) Financial Statements

The following consolidated financial statements for the years ended March 31, 2016 and 2015 are included in Part II, Item 8 of this Report:

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2	Share Exchange Agreement among Kerrisdale Mining Corporation, certain of its stockholders, Renovation Investment (Hong Kong) Co., Ltd. and its shareholders dated September 17, 2009 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on July 14, 2008 (2)
3.3	Articles of Merger filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws (1)
3.5	Text of Amendments to the Bylaws (2)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (6)
4.1	Specimen of Common Stock Certificate (1)
4.2	2010 Equity Incentive Plan (8)
10.1	Consulting Services Agreement between Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) and Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”) dated August 1, 2009 (3)
10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)

10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Consulting Services Agreement between Jiuxin Management and Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”) dated May 15, 2012 (10)
10.29	Operating Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.30	Voting Rights Proxy Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.31	Equity Pledge Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.32	Option Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.33	Director Offer Letter with Zhimin Su dated November 30, 2012 (11)
10.34	Director Offer Letter with Taihong Guo dated January 1, 2013 (12)
10.35	Director Offer Letter with Genghua Gu dated December 9, 2013 (13)
10.36	Office Lease dated December 18, 2013 (14)
10.37	Acquisition Agreement between Jiuzhou Pharmacy and Sanhao Pharmacy dated October 9, 2014 (15)
10.38	Form of the Restricted Stock Award Agreement for the Issuance on November 18, 2014 (16)
10.39	Form of the Non-statutory Stock Option Agreement (16)
10.40	Form of Warrant (17)
10.41	Securities Purchase Agreement between the Company and an Investor dated July 19, 2015 (17)
10.42	Engagement Letter between the Company and H.C. Wainwright & Co., LLC dated July 19, 2015 (17)
10.43	Form of the Restricted Stock Award Agreement for the issuance on November 27, 2015 (18)
14.1	Code of Business Conduct and Ethics (5)
16.1	Letter from Friedman LLP, dated April 7, 2015 (19)
21.1	List of Subsidiaries *
23.1	Consent of Independent Publicly Registered Accounting Firm, BDO China Shu Lun Pan Certified Public Accountants LLP*
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer *
99.1	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.2	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (7)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on November 28, 2007
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 15, 2008
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 24, 2009
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 30, 2009
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2010
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 14, 2010
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed on June 29, 2010
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 3, 2010
(9)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2011
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 17, 2012
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 30, 2012
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 4, 2013
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 12, 2013
(14)	Incorporated by reference from the registrant’s Current Report on Form 10-K filed on June 27, 2014
(15)	Incorporated by reference from the registrant’s Current Report on Form 10-Q filed on November 13, 2014
(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 24, 2014
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 21, 2015
(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 2, 2015
(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 9, 2015

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date : June 28, 2016	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer
(Principal Executive Officer)

Date : June 28, 2016	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lei Liu	Chief Executive Officer and Director	June 28, 2016
Lei Liu

/s/ Ming Zhao	Chief Financial Officer	June 28, 2016
Ming Zhao

/s/ Li Qi	Secretary and Director	June 28, 2016
Li Qi

/s/ Zhimin Su	Director	June 28, 2016
Zhimin Su

/s/ Taihong Guo	Director	June 28, 2016
Taihong Guo

/s/ Genghua Gu	Director	June 28, 2016
Genghua Gu

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

China Jo-Jo Drugstores, Inc.

We have audited the accompanying consolidated balance sheet of China Jo-Jo Drugstores, Inc. as of March 31, 2016 and March 31, 2015 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Jo-Jo Drugstores, Inc. at 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Shu Lun Pan Certified Accountants LLP

Shanghai, People’s Republic of China

June 28, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$6,671,873	$4,023,581
Restricted cash	13,747,990	8,992,101
Financial assets available for sale	465,165	1,307,200
Notes receivable	15,506	138,952
Trade accounts receivable, net of allowance for doubtful accounts of $2,099,244 and $2,870,818, as of March 31, 2016 and 2015, respectively	8,054,597	9,237,743
Inventories	10,802,691	10,538,591
Other receivables, net of allowance for doubtful accounts of $28,405 and $83,084, as of March 31, 2016 and 2015, respectively	1,376,468	1,130,264
Advances to suppliers, net of allowance for doubtful accounts of $105,542 and $1,225,514, as of March 31, 2016 and 2015, respectively	4,230,665	4,717,352
Other current assets	1,518,048	2,200,838
Total current assets	46,883,003	42,286,622

PROPERTY AND EQUIPMENT, net	5,543,076	7,056,781

OTHER ASSETS
Long-term investment	108,539	-
Farmland assets	1,562,205	1,704,359
Long term deposits	2,452,056	2,584,025
Other noncurrent assets	2,595,129	2,734,798
Intangible assets, net	2,928,779	3,142,003
Total other assets	9,646,708	10,165,185

Total assets	$62,072,787	$59,508,588

LIABILITIES AND STOCK HOLDERS' EQUITY
CURRENT LIABILITIES
Short-term loan payable	$31,011	$32,680
Accounts payable, trade	16,667,396	15,915,915
Notes payable	17,595,634	15,752,969
Other payables	1,917,821	2,931,869
Other payables - related parties	2,199,775	2,729,740
Loan from third parties	-	-
Customer deposits	2,610,151	3,759,050
Taxes payable	483,770	328,111
Accrued liabilities	615,056	509,537
Total current liabilities	42,120,614	41,959,871

Purchase option and warrants liability	636,301	315,327
Total liabilities	42,756,915	42,275,198

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 17,735,504 and 15,650,504 shares issued and outstanding as of March 31, 2016 and 2015	17,736	15,651
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of March 31, 2016 and 2015	-	-
Additional paid-in capital	22,088,267	19,301,233
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(6,957,053)	(7,404,210)
Accumulated other comprehensive income	2,857,813	3,972,543
Total stockholders' equity	19,315,872	17,194,326

Non-controlling interests	-	39,064
Total equity	19,315,872	17,233,390

Total liabilities and stockholders' equity	$62,072,787	$59,508,588

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended March 31,
	2016	2015
REVENUES, NET	$89,065,580	$76,895,732

COST OF GOODS SOLD	71,553,998	64,457,707

GROSS PROFIT	17,511,582	12,438,025

SELLING EXPENSES	12,360,872	10,416,451
GENERAL AND ADMINISTRATIVE EXPENSES	5,175,476	313,390
TOTAL OPERATING EXPENSES	17,536,348	10,729,841

INCOME FROM OPERATIONS	(24,766)	1,708,184

OTHER INCOME(EXPENSE), NET	(43,535)	295,018
IMPAIRMENT OF LONG-LIVED ASSETS	-	(1,053,765)
CHANGE IN FAIR VALUE OF PURCHASE OPTION AND WARRANTS LIABILITY	612,198	(36,411)

INCOME BEFORE INCOME TAXES	543,897	913,026

PROVISION FOR INCOME TAXES	96,741	57,398

NET INCOME	447,156	855,628

ADD: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(929)

NET INCOME ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	$447,156	$856,557

NET INCOME	$447,156	$855,628

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(1,114,730)	66,857

COMPREHENSIVE INCOME (LOSS)	(667,574)	922,485

Less: Comprehensive loss attributable to non-controlling interest	-	(1,479)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	$(667,574)	$921,006

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	16,096,406	14,960,522
Diluted	16,147,505	15,156,423

EARNINGS (LOSS) PER SHARES:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
	Common Stock			Retained Earnings		other	Non-
	Number of		Paid-in	Statutory		comprehensive	controlling
	shares	Amount	capital	reserves	Unrestricted	income/(loss)	interest	Total
BALANCE, March 31, 2014	14,416,022	14,416	17,355,555	1,309,109	(8,260,767)	3,905,136	(40,543)	$14,363,992
Stock based compensation	615,000	615	1,003,872	-	-	-	-	1,004,487
Net income (loss)	-	-	-	-	856,557	-	(929)	855,628
Issuance of common stocks in exchange of debts	619,482	620	941,806	-	-	-	-	942,426
Foreign currency translation gain (loss)	-	-	-	-	-	67,407	(550)	66,857
BALANCE, March 31, 2015	15,650,504	$15,651	19,301,233	1,309,109	(7,404,210)	3,972,543	39,064	$17,233,390

Stock based compensation	885,000	885	1,021,906	-	-	-	-	1,022,791
Net income	-	-	-	-	447,157	-	-	447,157
Registered direct offering financing	1,200,000	1,200	1,765,128	-	-	-	-	1,766,328
Foreign currency translation loss	-	-	-	-	-	(1,114,730)	(39,064)	(1,153,794)
BALANCE, March 31, 2016.	17,735,504	$17,736	22,088,267	1,309,109	(6,957,053)	2,857,813	0	$19,315,872

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$447,156	$855,628
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt direct write-off and provision	(1,584,031)	(7,461,802)
Depreciation and amortization	1,456,029	2,820,489
Inventory reserve and write-off	-	(775,660)
Leasehold improvement and fixed assets impairment	-	1,053,765
Stock compensation	1,002,791	1,004,487
Change in fair value of purchase option derivative liability	(612,198)	36,411
Change in operating assets:
Accounts receivable, trade	432,677	(410,498)
Notes receivable	118,687	(138,187)
Inventories and biological assets	(762,212)	(2,970,350)
Other receivables	(67,778)	(920,961)
Advances to suppliers	1,329,323	5,266,390
Other current assets	581,847	(523,585)
Long term deposit	-	220,079
Other noncurrent assets	-	320,938
Change in operating liabilities:
Accounts payable, trade	1,595,739	1,255,589
Other payables and accrued liabilities	(598,213)	929,608
Customer deposits	(976,138)	548,534
Taxes payable	202,026	(47,657)
Net cash provided by operating activities	2,585,705	1,063,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of financial assets available for sale	790,845	-
Increase in financial assets available for sale	-	(1,307,200)
Acquisition of equipment	(192,937)	(1,283,997)
Increase in intangible assets-acquisition of Sanhao Pharmacy	-	(1,585,118)
Investment in a joint venture	(110,718)	-
Additions to leasehold improvements	(57,382)	(189,135)
Net cash provided by (used in) investing activities	429,808	(4,365,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	23,258	32,500
Repayment of short-term bank loan	(23,258)	(162,500)
Repayment of third parties loan	-	(294,405)
Change in restricted cash	(5,319,861)	(5,824,192)
Proceeds from notes payable	21,657,140	28,169,765
Repayment of notes payable	(18,956,792)	(20,333,918)
Changes in other payables-related parties	(481,879)	1,280,997
Proceeds from sale of stock and warrants	2,699,500	-
Net cash provided by (used in) financing activities	(401,892)	2,868,247

EFFECT OF EXCHANGE RATE ON CASH	34,671	12,290

INCREASE (DECREASE) IN CASH	2,648,292	(421,695)

CASH, beginning of year	4,023,581	4,445,276

CASH, end of year	$6,671,873	$4,023,581

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$155,578	$56,366
Cash paid for income taxes	$78,550	$65,567
Issuance of common stocks in exchange of debts	$-	$941,613
Non-cash financing activities:
Issuance of stock purchase options to an investment bank	147,728	-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

China Jo-Jo Drugstores, Inc. (“Jo-Jo Drugstores” or the “Company”), was incorporated in Nevada on December 19, 2006, originally under the name “Kerrisdale Mining Corporation”. On September 24, 2009, the Company changed its name to “China Jo-Jo Drugstores, Inc.” in connection with a share exchange transaction as described below.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $4.5 million fully paid	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out herb farming business	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation ● Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Entity Name	Background	Ownership
Shouantang Bio

●     Established in the PRC in October, 2014 by Shouantang Technology

●     100% held by Shouantang Technology

●     Registered capital of RMB 1,000,000 fully paid

●     Sells nutritional supplements under its own brand name

		VIE by contractual arrangements as a controlled entity of Jiuzhou Service (2)

Jianshun Network	● Established in the PRC in May 2015 ● 35% held by Jiuzhou Pharmacy ● Manages sales on official website of the online pharmacy	Joint Venture 35% owned by Jiuzhou Pharmacy

Jiuyi Technology	● Established in the PRC on September 10, 2015 ● 100% held by Renovation ● Technical support to online pharmacy	100%

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of the three shareholders of Renovation (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy.
(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy, Jiuxin Medicine and Shouantang Bioare consolidated into the financial statements of the Company.

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

Control and common control are defined under the accounting standards as “an individual, enterprise, or immediate family members who hold more than 50 percent of the voting ownership interest of each entity”. Because the Owners collectively own 100% of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and have agreed to vote their interests in concert since the establishment of each of these three companies as memorialized the Voting Rights Proxy Agreement, the Company believes that the Owners collectively have control and common control of the three companies. Accordingly, the Company believes that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service were constructively held under common control by Jiuxin Management as of the time the Contractual Agreements were entered into, establishing Jiuxin Management as their primary beneficiary. Jiuxin Management, in turn, is owned by Renovation, which is owned by the Company.

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

The Company's financial assets and liabilities, which include financial instruments as defined by ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loans currently available to the Company (Level 2) (See Note 14). The carrying amount of the Company's warrants is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). As of March 31, 2016 and March 31, 2015, the fair values of our derivative instruments were carried at fair value (See Note 18).

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents:	6,671,873	-	-	6,671,873
Financial assets available for sale	465,165	-	-	465,165
Notes payable	-	17,595,634	-	17,595,634
Warrants liability	-	636,301	-	636,301

Total	7,137,038	18,231,935	-	25,368,973

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

Farmland assets

Herbs that the Company farms are recorded at their costs, which includes direct costs such as seed selection, fertilizer, and labor costs that are spent in growing herbs on the leased farmland, and indirect costs such as amortization of farmland development costs. Since April 2014, amortization of farmland development costs has been expensed instead of allocated into inventory due to the unpredictable future market value of planted gingko trees.

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

Intangible assets

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

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. (See Note 12)

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There was no additional impairment occurred during fiscal 2016. There were $1,053,765 impaired in the year ended March 31, 2015 for the fixed assets in Jiuyingtang, a health club which has been closed in the year ended March 31, 2015.

Notes payable

During the normal course of business, the Company regularly issues bank acceptance bills as a payment method to settle outstanding accounts payables with various material suppliers. The Company records such bank acceptance bills as notes payable. Such notes payable are generally short term in nature due to their short maturity period of six to nine months.

Income taxes

The Company follows FASB ASC Topic 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company has adopted FASB ASC Topic 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2016 and 2015, the management of the Company considered that the Company had no additional liabilities for uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended March 31, 2015 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

Stock based compensation

The Company follows the provisions of ASC 718 Compensation — Stock Compensation and ASC 505-50 Equity-Equity-Based Payments to Non-Employees, which establishes accounting standards for employee and non-employee stock-based awards respectively. Under the provisions of ASC 718, the fair value of stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services. For non-employee stock-based awards, fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then recognized as compensation expense over the requisite performance period. For employee stock-based awards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight–line basis over the requisite service period for the entire award.

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred, and amounted to $445,000 and $412,535 for years ended March 31, 2016 and 2015, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at March 31, 2016 and 2015 were translated at 1 RMB to 0.1623 USD and at 1 RMB to 0.1634 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the years ended March 31, 2016 and 2015 were at 1 RMB to 0.1582 USD and at 1 RMB to 0.1625 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Balances at financial institutions and state-owned banks within the PRC are not covered by insurance. As of March 31, 2016 and 2015, the Company had deposits totaled $19,956,275 and $12,563,579 that were not covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the fiscal year ended March 31, 2016, two vendors collectively accounted for 25% of the Company’s total purchases and one supplier accounted for more than 10% of total advances to suppliers. For the fiscal year ended March 31, 2015, two vendors accounted for 28% of the Company’s total purchases and another vendor accounted for more than 10% of total advances to suppliers.

For the fiscal year ended March 31, 2016, no customer accounted for more than 10% of the Company’s total sales or more than 10% of total accounts receivable. For the fiscal year ended March 31, 2015, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. We do not expect the adoption of ASU 2015-16 to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this update eliminate the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

NOTE 3 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of March 31, 2016 and 2015, financial assets available for sale amounted to $465,165 and $1,307,200, respectively. On March 28, 2016, the Company purchased from Bank of Hangzhou a wealth-management product called “Lehui 2016”, which bears an annual interest rate of 4.15% and is due on September 26, 2016. The total principal is $465,165 (RMB 3,000,000).

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	March 31, 2016	March 31, 2015
Accounts receivable	$10,153,840	$12,108,561
Less: allowance for doubtful accounts	(2,099,243)	(2,870,818)
Trade accounts receivable, net	$8,054,597	$9,237,743

For the years ended March 31, 2016 and 2015, $166,102 and $253,193 in accounts receivable were directly written off, respectively. As of March 31, 2016 and 2015, no trade accounts receivables were pledged as collateral for borrowings from financial institutions.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31, 2016	March 31, 2015
Prepaid rental expenses (1)	$1,052,196	$1,712,018
Prepaids and other current assets	465,852	488,820
Total	$1,518,048	$2,200,838

(1)	Represents store rental expenses that were usually prepaid and amortized over the prepayment period. Due to the popularity of e-commerce in China, the Company was able to negotiate with landlord about rental cut as a lease comes to renewal. In addition, as the Company has relocated some of our stores in fiscal 2016. Rental payment pattern was changed, so certain prepayment used to be made in February and March, were arranged in different months. Hence, the prepaid rental expenses declined from March 31, 2015 to March 31, 2016.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2016	March 31, 2015
Building	$1,662,510	$1,751,986
Leasehold improvements	12,308,190	12,792,714
Farmland development cost	1,854,364	1,954,165
Office equipment and furniture	5,560,171	5,949,193
Motor vehicles	624,235	667,428
Total	22,009,470	23,115,486
Less: Accumulated depreciation	(14,138,992)	(13,606,043)
Impairment*	(2,327,402)	(2,452,662)
Property and equipment, net	$5,543,076	$7,056,781

*The variance of impairment from March 31, 2015 to March 31, 2016 is solely caused by exchange rate variance.

Total depreciation expense for property and equipment was $1,402,211 and $2,788,691 for the years ended March 31, 2016 and 2015, respectively.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis. This amount is refundable and bears no interest.  As of March 31, 2016 and March 31, 2015, advance to suppliers consist of the following:

	March 31, 2016	March 31, 2015
Advance to suppliers	$4,336,207	$5,942,866
Less: allowance for doubtful accounts*	(105,542)	(1,225,514)
Advance to suppliers, net	$4,230,665	$4,717,352

For both the years ended March 31, 2016 and 2015, none of the advances to suppliers were written off against previous allowance for doubtful accounts, respectively.

*Significant efforts have been spent to collect aged accounts in the past year. As a result, allowance reserved against the aged accounts has been reduced. New prepayment accounts incurred in fiscal 2016 are usually short-term in nature and require limited reserve allowance.

Note 8 – INVENTORY

Inventory consisted of finished goods, were $10,802,691 and $10,538,591 as of March 31, 2016 and March 31, 2015, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to expiration dates to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately, As a result, no reserves were made as of March 31, 2016 and March 31, 2015.

Note 9 – LONG TERM INVESTMENT

In May 2015, the Company, through Jiuzhou Pharmacy, established Zhejiang Jianshun Network Technology Co. Ltd, a joint venture with Shanghai Jianbao Technology Co., Ltd. (“Jianshun Network”), in order to develop its online pharmaceutical sales from large commercial medical insurance companies. As of March 31, 2016, Jianshun Network has received a total of $310,110 (RMB 2,000,000) capital, among which, Jiuzhou Pharmacy contributed 35% or $108,539 (RMB700,000).

Note 10 – FARMLAND ASSETS

Farmland assets are ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of March 31, 2016 and March 31, 2015, farmland assets consisted of the following:

	March 31,	March 31,
	2016	2015
Farmland assets	$2,346,209	$2,530,558
Less: impairments*	(784,004)	(826,199)
Farmland assets, net	$1,562,205	$1,704,359

* The estimated fair value is estimated to be lower than its investment value in fiscal 2016 and 2015. The slight decrease in the impairment amount from March 31, 2015 to March 31, 2016 is caused by exchange rate variance.

Note 11 – LONG TERM DEPOSITS, LANDLORDS

Long term deposits were $2,452,056 and $2,584,025 as of March 31, 2016 and March 31, 2015, respectively. Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 12 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of prepayment for lease of land use right, which were $2,595,129 and $2,734,798 as of March 31, 2016 and March 31, 2015, respectively.

The prepayment for lease of land use right is a payment made to a local government in connection with entering into a 30-year operating land lease agreement. The land is currently used to cultivate Ginkgo trees. This prepayment includes a deposit of $1,085,385, which will be refundable on the due date. Based on expected output from planted Gingko trees such as expected fruit production and tree market value, the fair value of the lease prepayment was lower than carrying cost. As a result, the Company recorded impairment on the lease prepayment.

The amortization of prepayment for lease of land use right was $65,317 and $67,104 for the year ended March 31, 2016 and 2015, respectively. Such amounts were capitalized and recorded as work-in-process inventory.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending March 31,	Amount
2016	$65,317
2017	65,317
2018	65,317
2019	65,317
2020	65,317
Thereafter	1,183,161

Note 13 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	March 31, 2016	March 31, 2015
License (1)	$1,482,492	$1,570,274
Goodwill (2)	-	23,623
Land use rights (3)	1,512,027	1,593,403
Software (4)	-	477,302
Total other intangible assets	2,994,519	3,664,602
Less: accumulated amortization (4)	(65,740)	(522,599)
Intangible assets, net	$2,928,779	$3,142,003

Amortization expense of intangible assets for the years ended March 31, 2016 and 2015 amounted to $30,342 and $31,975, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy. The licenses allow patients to pay by insurance cards at stores and the stores can get reimbursed from the Human Resource and Social Security Department of Hangzhou City.

(2)	This represents goodwill on acquisition of Sanhao Pharmacy, which was dissolved after transferring almost all of its licensed stores into Jiuzhou Pharmacy in November 2015.

(3)	In July 2013, the Company purchased the land use right of a plot of farmland in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in near future.

(4)	In 2010, in association with the acquisition of Quannuo Technology, the Company recognized the payment amount in excess of Qaunnuo Technology’s net assets as a software value, which has been amortized over 5 years since the acquisition. As Quannuo Technology was sold in November 2015, both the original value and accumulated amortization value were written off.

Note 14 – SHORT-TERM BANK LOAN

As of March 31, 2016, our short-term loan consisted of a loan of $31,011 (RMB200,000) from Industrial and Commercial Bank of China, due on April 12, 2016 with annual interest of 5.885%. This loan is guaranteed by Jiuzhou Pharmacy and its major shareholders.

Note 15 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”) and Industrial and Commercial Bank of China (“ICBC”) that provided working capital in the form of the following bank acceptance notes at March 31, 2016 and March 31, 2015:

		Origination	Maturity	March 31,	March 31,
Beneficiary	Endorser	date	date	2016	2015
Jiuzhou Pharmacy(1)	HUB	08/05/14	08/04/15	-	1,634,000
Jiuzhou Pharmacy(1)	HUB	10/09/14	04/09/15	-	784,320
Jiuzhou Pharmacy(1)	HUB	10/09/14	04/09/15	-	1,187,918
Jiuzhou Pharmacy(1)	HUB	12/05/14	06/05/15	-	1,329,651
Jiuzhou Pharmacy(1)	HUB	12/26/14	06/26/15	-	1,601,320
Jiuzhou Pharmacy(1)	HUB	03/04/15	09/04/15	-	1,470,600
Jiuzhou Pharmacy(1)	HUB	03/13/14	09/13/15	-	604,580
Jiuzhou Pharmacy(2)	BOH	11/06/14	05/06/15	-	2,908,520
Jiuzhou Pharmacy(2)	BOH	02/09/15	08/09/15	-	1,993,480
Jiuzhou Pharmacy(3)	ICBC	12/26/14	06/25/15	-	2,238,580
Jiuzhou Pharmacy(1)	HUB	04/22/15	04/21/16	1,550,550	-
Jiuzhou Pharmacy(1)	HUB	04/29/15	04/28/16	3,333,683	-
Jiuzhou Pharmacy(1)	HUB	10/09/15	04/09/16	1,708,706	-
Jiuzhou Pharmacy(1)	HUB	11/02/15	05/02/16	2,553,756	-
Jiuzhou Pharmacy(2)	BOH	11/27/15	05/27/16	1,592,415	-
Jiuzhou Pharmacy(1)	HUB	12/28/15	06/28/16	2,741,372	-
Jiuzhou Pharmacy(1)	HUB	12/29/15	06/29/16	58,913	-
Jiuzhou Pharmacy(1)	HUB	03/07/16	09/07/16	2,749,125	-
Jiuzhou Pharmacy(3)	ICBC	02/03/16	08/03/16	1,307,114	-
Total				$17,595,634	$15,752,969

(1)	As of March 31, 2016, the Company had $14,696,105 (RMB94,779,950) of notes payable from HUB. The Company is required to hold restricted cash of $11,278,693 (RMB72,739,950) with HUB as collateral against these bank notes. As of March 31, 2015, the Company had $15,486,133 (RMB100,494,050) of notes payable from HUB. The Company is required to hold restricted cash of $12,219,213 (RMB79,294,050) with HUB as collateral against these bank notes.

(2)	As of March 31, 2016, the Company had $1,592,415 (RMB10,270,000) of notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 12). The Company is required to hold restricted cash of $480,671 (RMB3,100,000) with BOH as collateral against these bank notes. As of March 31, 2015, the Company had $1,582,607 (RMB 10,270,000) of notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 11). The Company is required to hold restricted cash of $477,710 (RMB 3,100,000) with BOH as collateral for these bank notes.

(3)	As of March 31, 2016, the Company had $1,307,114 (RMB8,430,000) of notes payable from ICBC, with restricted cash of $928,051(RMB5,985,300) held at the bank. As of March 31, 2015, the Company had $0 of notes payable from ICBC, with restricted cash of $0 held at the bank.

As of March 31, 2016, the Company had a credit line of approximately $9.24 million in the aggregate from HUB, BOH and ICBC. By putting up the restricted cash of $12.69 million deposited in the banks, the total credit line was $21.93 million. As of March 31, 2015, the Company had approximately $17.07 million of bank notes payable and approximately $5.20 million bank credit line was still available for further borrowing. The bank notes are also secured by buildings owned by the Company’s major shareholders, land use rights of Jiutong Medical, shops of Jiuzhou Pharmacy, and guaranteed by Jiuxin Medical.

Note 16 – TAXES

Income tax

For the years ended March 31, 2016 and 2015, the income tax provisions were as follow:

	For the year ended March 31,
	2016	2015
Income tax	$96,741	$57,398

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the year ended March 31, 2016 and 2015:

	For the year
	ended March 31,
	2016	2015
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
Change in valuation allowance (1)	(25.0)	(25.8)
Non-deductible expenses-permanent difference (2)	61.6	7.1
Effective tax rate	61.6%	6.3%

(1)	It represents non-taxable expense reversal due to overall decrease in allowance for accounts receivables and advance to suppliers.

(2)	The 61.6% and 7.1% rate adjustments for the years ended March 31, 2016 and 2015, represent expenses primarily included stock option expense, legal, accounting and other expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the year ended March 31, 2016 and 2015. As of March 31, 2016, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $1,503,000 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2015. There was no net change in the valuation allowance for the year ended March 31, 2016 and 2015. Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at March 31, 2016 and March 31, 2015 consisted of the following:

	March 31, 2016	March 31, 2015
VAT	$422,804	$301,149
Income tax	7,454	8,007
Others	50,086	18,955
Total taxes payable	$483,770	$328,111

The Company has adopted ASC Topic 740-10-05, “Income Taxes”. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2016 and March 31, 2015, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the year ended March 31, 2016 and 2015, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

Note 17 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $982,083 and $849,689 in employment benefits and pension for the years ended March 31, 2016 and 2015, respectively.

Note 18 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	March 31, 2016	March 31, 2015
Due to cofounders (1):	$576,818	$576,818
Due to a director and CEO (2):	1,622,957	2,152,922
Total	$2,199,775	$2,729,740

(1)	As of March 31, 2016 and March 31, 2015, amount due to cofounders represents contributions from the owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of March 31, 2016 and March 31, 2015, notes payable totaling $5,302,881 and $5,790,471 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space. The lease will expire in September 2016. Rent expense amounted to $56,941 and $97,500 for the years ended March 31, 2016 and 2015, respectively. The rent for the year ended March 31, 2016 has not been paid to Mr. Liu as of March 31, 2016.

Note 19 – WARRANTS LIABILITY

On September 26, 2013, as compensation for its financial advisory service, the Company issued a warrant to a financial consulting firm to purchase up to 150,000 shares of common stock at $1.20 per share. The warrant is exercisable from September 26, 2013 to September 25, 2016.

The warrant does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Model on the date that the warrant was originally issued and as of March 31, 2016 using the following assumptions:

Common Stock Warrants
March 31, 2016 (1)
Stock price	$1.60
Exercise price	$1.20
Annual dividend yield	0%
Expected term (years)	0.49
Risk-free interest rate	0.39%
Expected volatility	68.36%

(1)	As of March 31, 2016, the warrant had not been exercised.

On September 26, 2013, the issue date of the warrant, the Company classified its fair value as a liability of $33,606. The Company recognized a gain of $225,330 from the change in fair value of the warrants liability for the year ended March 31, 2015. As a result, the warrants liability is carried on the consolidated balance sheets at the fair value of $89,997 and $315,327 as of March 31, 2016 and 2015, respectively.

Note 19 – WARRANTS LIABILITY (CONTINUED)

In connection with the registered direct offering closed on July 19, 2015, the Company issued to an investor warrants to purchase up to 600,000 shares of common stock at an exercise price of $3.10 per share. The options are exercisable commencing on January 19, 2016 and will expire on January 18, 2021. In connection with the offering, the Company also issued warrants to its placement agent of this offering, which can purchase an aggregate of up to 6% of the aggregate number of shares of common stock sold in the offering, i.e. 72,000 shares. These warrants have the same terms as the warrants issued to purchaser in the offering.

The fair value of the warrants issued was estimated by using the binominal pricing model with the following assumptions:

Terms of warrants	5 years
Expected volatility	105.05%
Risk-free interest rate	1.72%
Expected dividend yield	-%

The fair value of the warrants on the date of issuance, $933,172 was initially classified as equity. Upon further evaluation in the fourth quarter of fiscal year 2016, the Company determined that the warrants met the definition of a derivative under ASC 815 as the Company cannot avoid net cash settlement under certain circumstances. Accordingly, the warrants were reclassified as a liability in the fourth quarter and a gain was recognized for the change in fair value from the date of issuance to year-end. The reclassification and change in fair value did not have a material impact on prior quarters. For the year ended March 31, 2016, the Company recognized a gain of $327,429 and $59,439 for the investor warrants and placement agent warrants, respectively, from the change in fair value of the warrants liability. As a result, the warrants liability is carried on the consolidated balance sheets at the fair value of $458,015 and $88,289 for the investor warrants and placement agent warrants, respectively, as of March 31, 2016.

Note 20 – STOCKHOLDERS’ EQUITY

Common Stock

On July 24, 2015, the Company closed a registered direct offering of 1.2 million shares of common stock at $2.50 per share with gross proceeds of approximately $3 million from its effective shelf registration statement on Form S-3.

Stock-based compensation

The Company accounts for share-based payment awards granted to employees and directors by recording compensation expense based on estimated fair values. The Company estimates the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. The Company determines the value of each option award that contains a market condition using a Monte Carlo Simulation valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718 Compensation - Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent the Company’s best estimates. The Company’s estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option modifications, estimates of forfeitures, and the related income tax impact.

On November 25, 2015, the Company agreed to grant a total of 150,000 shares of restricted common stock to a financial consulting firm for its financial advisory services. The term of the service agreement is one year. The trading value of the Company’s common stock on November 25, 2015 was $1.77. For the year ended March 31, 2016, $91,652 was recorded as a consulting expense.

On November 27, 2015, the Company granted a total of 735,000 shares of restricted common stock to its directors, officers and certain employees under the Company’s 2010 Equity Incentive Plan, as amended (the “Plan”). The trading value of the Company’s common stock on November 27, 2015 was $1.76. For the year ended March 31, 2016, $453,646 was recorded as service compensation expense.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests in three years on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the year ended March 31, 2016 and March 31, 2015, $496,133 and $182,482 was recorded as compensation expense. As of March 31, 2016, there was approximately $0.81 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 1.65 years.

Statutory reserves

Statutory reserves represent restricted retained earnings. Based on their legal formation, the Company is required to set aside 10% of its net income as reported in their statutory accounts on an annual basis to the Statutory Surplus Reserve Fund (the “Reserve Fund”). Once the total amount set aside in the Reserve Fund reaches 50% of the entity’s registered capital, further appropriations become discretionary. The Reserve Fund can be used to increase the entity’s registered capital upon approval by relevant government authorities or eliminate its future losses under China’s Accounting Standards for Business Enterprises ("ASBEs") upon a resolution by its board of directors. The Reserve Fund is not distributable to shareholders, as cash dividend or otherwise, except in the event of liquidation.

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the years ended March 31, 2016 and 2015, the Company did not make appropriations to the statutory reserves.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Years ended
	March 31,
	2016	2015
Net earnings attributable to controlling interest	$447,156	$856,557
Weighted average shares used in basic computation	16,776,529	14,960,522
Diluted effect of stock options and warrants	55,759	195,901
Weighted average shares used in diluted computation	16,832,288	15,156,423
Earnings (loss) per share – Basic:
Net earnings (loss) before non-controlling interest	$0.03	$0.06
Add: Net loss attributable to non-controlling interest	$-	$-
Net loss attributable to controlling interest	$0.03	$0.06
Earnings (loss) per share – Diluted:
Net earnings (loss) before non-controlling interest	$0.03	$0.06
Add: Net loss attributable to non-controlling interest	$-	$-
Net loss attributable to controlling interest	$0.03	$0.06

For the year ended March 31, 2016, the 967,000 shares underlying employee stocks options and 600,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive. For the year ended March 31, 2015, only 105,000 underlying outstanding purchase options of Madison Williams and Company and Rodman & Renshaw, LLC, which has expired on October 22, 2015, were excluded from the calculation of diluted earnings per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2016:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$51,205,644	$26,449,981	$11,409,955	$-	$89,065,580
Cost of goods	38,332,672	23,369,027	10,852,299	-	71,553,998
Gross profit	$12,872,972	$4,080,954	$557,656	$-	$17,511,582
Selling expenses	10,867,748	1,075,060	418,064	-	12,360,872
General and administrative expenses	4,777,889	666,314	312,188 *	(580,915)	5,175,476
Profit (loss) from operations	$(2,772,665)	$2,339,580	$(172,596)	$580,915	$(24,766)
Depreciation and amortization	$57,162	$-	$521,014	$235,497	$813,673
Total capital expenditures	$259,407	$(174,466)	$(8,930)	$-	$76,011

* include the accounts receivable and advance to suppliers allowance reversal of $1,891,546.

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2015:

	Retail drugstores	Online pharmacy	Drug wholesale		Herb farming	Total
Revenue	$48,799,736	$14,879,397	$13,216,599		$-	$76,895,732
Cost of goods	39,278,615	12,781,734	12,397,358		-	64,457,707
Gross profit	$9,521,121	$2,097,663	$819,241		$-	$12,438,025
Selling expenses	9,364,232	589,920	462,299		-	10,416,451
General and administrative expenses	5,460,827	674,470	(5,881,032	)*	59,125	313,390
Profit (loss) from operations	$(5,303,938)	$833,273	$6,237,974		$(59,125)	$1,708,184
Depreciation and amortization	$1,847,415	$4,812	$645,669		$322,593	$2,820,489
Total capital expenditures	$1,378,362	$17,219	$77,550		$-	$1,473,131

* include the accounts receivable and advance to suppliers allowance reversal of $7,535,180.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail drugstores by main product categories for the years ended March 31, 2016 and 2015 were as follows:

	Years ended
	March 31,
	2016	2015
Prescription drugs	$18,075,692	$17,932,423
OTC drugs	21,541,603	20,087,425
Nutritional supplements	4,482,630	5,033,819
TCM	4,430,975	3,316,067
Sundry products	1,072,172	1,032,800
Medical devices	1,602,572	1,397,202
Total	$51,205,644	$48,799,736

The Company’s net revenues from external customers through its online pharmacy by main product categories for the years ended March 31, 2016 and 2015 were as follows:

	Years ended
	March 31,
	2016	2015
Prescription drugs	$-	$-
OTC drugs	7,351,947	4,551,354
Nutritional supplements	2,230,737	1,610,375
TCM	-	-
Sundry products	8,656,466	1,827,669
Medical devices	8,210,832	6,889,999
Total	$26,449,981	$14,879,397

The Company’s net revenues from external customers through its wholesale business by main product categories for the years ended March 31, 2016 and 2015 were as follows:

	Years ended
	March 31,
	2016	2015
Prescription drugs	$7,332,257	$7,777,525
OTC drugs	3,758,094	5,094,150
Nutritional supplements	139,184	98,444
TCM	-	155,151
Sundry products	121,703	72,357
Medical devices	58,717	18,972
Total	$11,409,955	$13,216,599

Note 23 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending March 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2017	$2,667,827	$94,555	$69,341	$-	$2,831,723
2018	2,323,653	88,070	67,404	-	2,479,127
2019	1,990,774	55,645	67,404	-	2,113,823
2020	1,336,089	55,043	67,404	-	1,458,536
2021	524,704	55,043	16,851	-	596,598
Thereafter	181,981	-	-	-	181,981
Total	$9,025,028	$348,356	$288,404	$-	$9,661,788

Total rent expense amounted to $4,131,995 and $4,480,869 for years ended March 31, 2016 and 2015, respectively.

Note 24 – SUBSEQUENT EVENTS

In May and June 2016, three new drugstores were opened in Hangzhou under Jiuzhou Pharmacy. The addition of new stores reflects the Company’s continuous expansion strategy and efforts to become a larger player in the market.

On June 3, 2016, the Company granted a total of 1,630,000 shares of restricted common stock to its key employees in retail drugstores and online pharmacy under the Company’s 2010 Equity Incentive Plan, as amended.

