Form 10-Q
period 2016-06-30
CHINA JO-JO DRUGSTORES, INC.
filed 2016-08-15
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 5, 2016, the registrant had 19,373,504 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	March 31,
	2016	2016
ASSETS
CURRENT ASSETS
Cash	$5,058,091	$6,671,873
Financial assets available for sale	451,512	465,165
Restricted cash	6,510,454	13,747,990
Notes receivable	54,622	15,506
Trade accounts receivable, net	8,861,884	8,054,597
Inventories	10,732,441	10,802,691
Other receivables, net	1,769,878	1,376,468
Advances to suppliers, net	4,691,995	4,230,665
Other current assets	1,881,243	1,518,048
Total current assets	40,012,120	46,883,003

PROPERTY AND EQUIPMENT, net	5,180,714	5,543,076

OTHER ASSETS
Long-term investment	105,353	108,539
Farmland assets	1,636,757	1,562,205
Long term deposits	2,380,086	2,452,056
Other noncurrent assets	2,871,139	2,595,129
Intangible assets, net	2,835,454	2,928,779
Total other assets	9,828,788	9,646,708

Total assets	$55,021,622	$62,072,787

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term loan payable	$30,101	$31,011
Accounts payable, trade	15,509,963	16,667,396
Notes payable	11,573,880	17,595,634
Other payable	1,892,969	1,917,821
Other payable - related parties	2,216,223	2,199,775
Customer deposits	2,695,112	2,610,151
Taxes payable	430,162	483,770
Accrued liabilities	520,689	615,056
Warrant liability-current portion	106,970	-
Total current liabilities	34,976,069	42,120,614

Warrant liability	561,527	636,301
Total liabilities	35,537,596	42,756,915

STOCKHOLDERS' EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 19,373,504 and 17,735,504 shares issued and outstanding as of June 30, 2016 and March 31, 2016	19,374	17,736
Additional paid-in capital	22,677,280	22,088,267
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(7,494,419)	(6,957,053)
Accumulated other comprehensive income	2,972,682	2,857,813
Total stockholders' equity	19,484,026	19,315,872

Total liabilities and stockholders' equity	$55,021,622	$62,072,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the three months ended June 30,
	2016	2015
REVENUES, NET	$20,935,915	$21,311,292

COST OF GOODS SOLD	16,454,111	16,935,609

GROSS PROFIT	4,481,804	4,375,683

SELLING EXPENSES	2,682,721	3,096,369
GENERAL AND ADMINISTRATIVE EXPENSES	1,918,482	920,230
TOTAL OPERATING EXPENSES	4,601,203	4,016,599

INCOME (LOSS) FROM OPERATIONS	(119,399)	359,084

INTEREST INCOME	224,422	74,997
INTEREST EXPENSE	(439)	(159,931)
OTHER INCOME (EXPENSES), NET	87,199	(38,515)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	(32,196)	(42,837)

INCOME BEFORE INCOME TAXES	159,587	192,798

PROVISION FOR INCOME TAXES	28,434	82,187

NET INCOME	131,153	110,611

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	114,869	86,300

COMPREHENSIVE INCOME	$246,022	$196,911

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,239,065	15,650,504
Diluted	18,276,565	15,975,583

EARNINGS PER SHARES:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,153	$110,611
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	246,499	419,806
Stock compensation	590,651	124,033
Bad debt direct write-off and provision	70,736	(676,858)
Change in fair value of purchase option derivative liability	32,196	42,837
Change in operating assets:
Accounts receivable, trade	(1,360,690)	1,867,046
Notes receivable	(40,252)	74,535
Inventories	(251,067)	(1,295,009)
Other receivables	(202,805)	(2,715)
Advances to suppliers	(605,769)	(1,040,870)
Other current assets	(414,770)	421,682
Other noncurrent assets	(358,242)	-
Change in operating liabilities:
Accounts payable, trade	(679,734)	(1,519,464)
Other payables and accrued liabilities	(47,600)	(352,973)
Customer deposits	164,352	499,141
Taxes payable	(40,087)	155,577
Net cash used in operating activities	(2,765,429)	(1,172,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(9,372)	(99,393)
Investment to a joint venture	-	(114,660)
Additions to leasehold improvements	(26,532)	-
Net cash (used in) investing activities	(35,904)	(214,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	6,951,672	(4,853,800)
Proceeds from notes payable	7,768,165	13,793,434
Repayments of notes payable	(13,368,248)	(10,074,912)
Proceeds from other payable-related parties	36,662	131,872
Net cash provided by (used in) financing activities	1,388,251	(1,003,406)

EFFECT OF EXCHANGE RATE ON CASH	(200,700)	21,261

DECREASE IN CASH	(1,613,782)	(2,368,819)

CASH, beginning of period	6,671,873	4,023,581

CASH, end of period	$5,058,091	$1,654,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$412	$159,931
Cash paid for income taxes	$17,973	$25,969

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation HK	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $4.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out herb farming business	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation ● Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Shouantang Bio	● Established in the PRC in October, 2014 by Shouantang Technology ● 100% held by Shouantang Technology ● Registered capital of RMB 1,000,000 fully paid ● Sells nutritional supplements under its own brand name	100%

Jianshun Network	● Established in the PRC in May, 2015 ● 35% held by Jiuzhou Pharmacy ● Manages sales on official website of the online pharmacy	Joint Venture 35% owned by Jiuzhou Pharmacy

Jiuyi Technology	● Established in the PRC on September 10, 2015 ● 100% held by Renovation ● Technical support to online pharmacy	100%

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of the three shareholders of Renovation (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy, Jiuxin Medicine and Shouantang Bio are consolidated into the financial statements of the Company.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on June 28, 2016. Operating results for the three months ended June 30, 2016 may not be necessarily indicative of the results to be expected for the full year.

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

The Company's financial assets and liabilities, which include financial instruments as defined by ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, Financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 13). The carrying amount of the Company's derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). As of June 30, 2016 and March 31, 2016, the fair values of our derivative instruments that were carried at fair value (See Note 17).

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents	5,058,091	-	-	5,058,091
Financial assets available for sale	451,512	-	-	451,512
Notes payable	-	11,573,880	-	11,573,880
Warrants liability	-	668,497	-	668,497

Total	5,509,603	12,242,377	-	17,751,980

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

Accounts receivable

In the Company’s retail pharmacy business, accounts receivable represents the following: (1) amounts due from banks relating to retail sales that are paid or settled by the customers’ debit or credit cards, (2) amounts due from government social security bureaus and commercial health insurance programs relating to retail sales of drugs, prescription medicine, and medical services that are paid or settled by the customers’ medical insurance cards, (3) amounts due from non-bank third party payment instruments such as Alipay from certain e-commerce platforms and (4) amounts due from non-retail customers for sales of merchandise.

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

Advances to suppliers

Advances to suppliers consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors. Since the acquisition of Jiuxin Medicine, we have transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchase on certain non-medical products such as sundry. As a result, almost all of advance to suppliers balances are with Jiuxin Medicine.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Market value is the lower of replacement cost or net realizable value. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. Herbs that the Company farms are recorded at their cost, which includes direct costs such as seed selection, fertilizer, and labor costs that are spent in growing herbs on the leased farmland, and indirect costs such as amortization of farmland development cost. All the costs are accumulated until the time of harvest and then allocated to harvested herbs costs when they are sold. The Company periodically reviews its inventory and records write-downs to inventories for shrinkage losses and damaged merchandise that are identified. The Company provides a reserve for estimated inventory obsolescence or excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated realizable value.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the three months ended June 30, 2016 (See Note 6 and 9).

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

The Company has adopted FASB ASC Topic 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2016 and March 31, 2016, the management of the Company considered that the Company had no additional liabilities for uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended June 30, 2015 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended June 30, 2016 and 2015.

Stock based compensation

The Company follows the provisions of ASC 718, “Compensation — Stock Compensation,” which establishes accounting standard for non-employee and employee stock-based awards. Under the provisions of ASC 718, the fair value of stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services. For non-employee stock-based awards, fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then recognized as compensation expense over the requisite performance period. For employee stock-based awards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight–line basis over the requisite service period for the entire award.

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $68,849 and $63,166 for the three months ended June 30, 2016 and 2015, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at June 30, 2016 and March 31, 2016 were translated at 1 RMB to $0.1505 USD and at 1 RMB to $0.1551 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2016 and 2015 were at 1 RMB to $0.1531 USD and at 1 RMB to $0.1638 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 77,050) per bank. As of June 30, 2016 and March 31, 2016, the Company had deposits totaling $10,580,915 and $19,956,275 that were covered by insurance, respectively. To date, the Company has not experienced any losses in such accounts.

For the three months ended June 30, 2016, two vendors collectively accounted for 36.2% of the Company’s total purchases and two vendors collectively accounted for 24.6% of total advances to suppliers. For the three months ended June 30, 2015, one vendor accounted for 16.5% of the Company’s total purchases and one vendor accounted for 11.2% of total advances to suppliers.

For the three months ended June 30, 2016 and 2015, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

Recent Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the assumptions, models and methods for estimating expected credit losses. This ASU is effective for the Company beginning in the first quarter of 2020 and allows for early adoption beginning in the first quarter of 2019. The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements.

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” requiring the recognition of the income tax effects of stock awards in the income statement when the awards are settled and allowing the Company to repurchase more of an employee's shares than allowed under current guidance, without triggering liability accounting. This ASU also addresses simplifications related to statement of cash flows classification and accounting for forfeitures. This ASU is effective for the Company beginning in the first quarter of 2017 and allows for early adoption. The Company is currently evaluating the impact this ASU will have on its Consolidated Financial Statements.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” simplifying the presentation of deferred income taxes by requiring all deferred taxes to be presented as noncurrent in the balance sheet. In the first quarter of 2016, the Company elected to early adopt ASU 2015-17 on a prospective basis. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” amending the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value instead of the lower of cost or market value. This ASU is effective for the Company beginning in the first quarter of 2017, allows for early adoption and must be applied prospectively after the date of adoption. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” replacing most existing revenue recognition guidance under GAAP and eliminating industry specific guidance. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” deferring the effective date by one year.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net),” clarifying the principal versus agent guidance in the new revenue recognition standard, by revising the indicators to focus on evidence that the company is a principal.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” reducing the complexity when applying the guidance for identifying performance obligations and clarifying how to determine whether revenue related to a performance obligation for an intellectual property license is recognized over time or at a point in time.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” clarifying certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition.

These ASUs are effective for the Company beginning in the first quarter of 2018, allow for early adoption in the first quarter of 2017 and may be applied using either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the method of adoption and the impact these ASUs will have on its Consolidated Financial Statements.

NOTE 3 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of June 30, 2016 and March 31, 2016, financial assets available for sale amounted to $451,512 (RMB 3,000,000) and $465,165 (RMB 3,000,000), respectively. On March 28, 2016, the Company purchased from Bank of Hangzhou a wealth-management product called “Lehui 2016”, which bears an annual interest rate of 4.15% and is due on September 26, 2016. The total principal is $451,512 (RMB 3,000,000).

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	June 30, 2016	March 31, 2016
Accounts receivable	$10,926,999	$10,153,840
Less: allowance for doubtful accounts	(2,065,115)	(2,099,243)
Trade accounts receivable, net	$8,861,884	$8,054,597

For the three months ended June 30, 2016 and 2015, $32,592 and $60,332 in accounts receivable were directly written off, respectively. Additionally, for the three months ended June 30, 2016 and 2015, no accounts receivable were written off against previous allowance for doubtful accounts, respectively.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2016	March 31, 2016
Prepaid rental expenses(1)	$1,203,308	$1,052,196
Prepaid and other current assets(2)	677,935	465,852
Total	$1,881,243	$1,518,048

(1)	Represents store and office rental expenses that were usually prepaid and amortized over the prepayment period.

(2)	The increase represents certain employee health insurance premium payment incurred in April 2016.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2016	March 31, 2016
Building	$1,613,714	$1,662,510
Leasehold improvements	11,973,018	12,308,190
Farmland development cost	1,799,936	1,854,364
Office equipment and furniture	5,406,189	5,560,171
Motor vehicles	605,912	624,235
Total	21,398,769	22,009,470
Less: Accumulated depreciation	(13,958,965)	(14,138,992)
Impairment*	(2,259,090)	(2,327,402)
Property and equipment, net	$5,180,714	$5,543,076

*The variance of impairment from March 31, 2016 to June 30, 2016 is solely caused by exchange rate variance.

Total depreciation expense for property and equipment was $239,010 and $411,793 for the three months ended June 30, 2016 and 2015, respectively. There were no fixed assets impaired in the three months ended June 30, 2016 and 2015.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of June 30, 2016 and March 31, 2016, advance to suppliers consist of the following:

	June 30, 2016	March 31, 2016
Advance to suppliers	$4,804,452	$4,336,207
Less: allowance for doubtful accounts	(112,457)	(105,542)
Advance to suppliers, net	$4,691,995	$4,230,665

For the three months ended June 30, 2016 and 2015, none of the advances to suppliers were written off against previous allowance for doubtful accounts, respectively.

Note 8 – INVENTORY

Inventory consisted of finished goods, which were $10,732,441 and $10,802,691 as of June 30, 2016 and March 31, 2016, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to expiration dates to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made as of June 30, 2016 and March 31, 2016.

Note 9 – FARMLAND ASSETS

Farmland assets are ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of June 30, 2016 and March 31, 2016, farmland assets consisted of the following:

	June 30,	March 31,
	2016	2016
Farmland assets	$2,397,749	$2,346,209
Less: Impairment*	(760,992)	(784,004)
Farmland assets, net	$1,636,757	$1,562,205

* The estimated fair value is estimated to be lower than its investment value in fiscal 2015 and 2016.

Note 10 – LONG TERM DEPOSITS, LANDLORDS

As of June 30, 2016 and March 31, 2016, long term deposits amounted to $2,380,086 and $2,452,056, respectively. Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 11 – OTHER NONCURRENT ASSETS

	June 30,	March 31,
	2016	2016
Prepayment for headquarter office(1)	$352,179	$-
Prepayment for lease of land use right(2)	2,518,960	2,595,129
Other noncurrent assets	$2,871,139	$2,595,129

(1) As of June 30, 2016, a total of $586,966 (RMB3,900,000) was prepaid as headquarter office rental for five years from January 1, 2016 to December 31, 2020. As of June 30, 2016, prepaid rental for less than one year was classified as current assets, the remaining balance of $352,179 was classified as noncurrent assets.

(2) The prepayment for lease of land use right is a payment made to a local government in connection with entering into a 30-year operating land lease agreement. The land is currently used to cultivate Ginkgo trees. This prepayment includes a deposit of $1,053,528, which will be refundable on the due date. Based on expected output from planted Gingko trees such as expected fruit production and tree market value, the fair value of the lease prepayment was lower than carrying cost. As a result, the Company recorded impairment on the lease prepayment.

The amortization of the prepayment for the lease of land use right was approximately $15,805 and $15,949 for the three months ended June 30, 2016 and 2015, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending June 30,	Amount
2017	$63,221
2018	63,221
2019	63,221
2020	63,221
2021	63,221
Thereafter	1,149,323

Note 12– INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	June 30, 2016	March 31, 2016
License (1)	$1,446,343	$1,482,492
Land use rights (2)	1,467,647	1,512,027
Total intangible assets	2,913,990	2,994,519
Less: accumulated amortization	(78,536)	(65,740)
Intangible assets, net	$2,835,454	$2,928,779

Amortization expense of intangibles for the three months ended June 30, 2016 and 2015 amounted to $7,490 and $8,013, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy. The licenses allow patients to pay by insurance cards at stores and the stores can get reimbursed from the Human Resource and Social Security Department of Hangzhou City.

(2)	In July 2013, the Company purchased the land use right of a plot of farmland in Lin’ an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in near future.

Note 13 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”), Industrial and Commercial Bank of China (“ICBC”) and Zhejiang Tailong Commercial Bank (“ZTCB”) that provided working capital in the form of the following bank acceptance notes at June 30, 2016 and March 31, 2016:

		Origination	Maturity	June 30,	March 31,
Beneficiary	Endorser	date	date	2016	2016
Jiuzhou Pharmacy(1)	HUB	04/22/15	04/21/16	-	1,550,550
Jiuzhou Pharmacy(1)	HUB	04/29/15	04/28/16	-	3,333,683
Jiuzhou Pharmacy(1)	HUB	10/09/15	04/09/16	-	1,708,706
Jiuzhou Pharmacy(1)	HUB	11/02/15	05/02/16	-	2,553,756
Jiuzhou Pharmacy(2)	BOH	12/27/15	05/27/16	-	1,592,415
Jiuzhou Pharmacy(1)	HUB	12/28/15	06/28/16	-	2,741,372
Jiuzhou Pharmacy(2)	BOH	12/29/15	06/29/16	-	58,913
Jiuzhou Pharmacy(3)	ICBC	02/03/16	08/03/16	1,268,749	1,307,114
Jiuzhou Pharmacy(1)	HUB	03/07/16	09/07/16	2,668,436	2,749,125
Jiuzhou Pharmacy(1)	HUB	04/05/16	10/05/16	1,285,304	-
Jiuzhou Pharmacy(1)	HUB	05/06/16	11/06/16	1,607,977	-
Jiuzhou Pharmacy(2)	BOH	06/06/16	12/06/16	2,136,685	-
Jiuzhou Pharmacy(4)	ZTCB	06/24/16	12/24/16	602,016	-
Jiuzhou Pharmacy(2)	BOH	06/27/16	12/27/16	752,520	-
Jiuzhou Pharmacy(1)	HUB	06/29/16	12/29/16	1,252,193	-

Total				$11,573,880	$17,595,634

(1)	As of March 31, 2016, the Company had $14,696,105 (RMB94,779,950) of notes payable from HUB. The Company is required to hold restricted cash of $11,278,693 (RMB72,739,950) with HUB as collateral against these bank notes. As of June 30, 2016, the Company had $6,813,910 (RMB 45,273,947) of notes payable from HUB. The Company is required to hold restricted cash of $3,397,469 (RMB22,573,947) with HUB as collateral against these bank notes.

(2)	As of March 31, 2016, the Company had $1,592,415 (RMB10,270,000) of notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 12). The Company is required to hold restricted cash of $480,671 (RMB3,100,000) with BOH as collateral against these bank notes. As of June 30, 2016, the Company had $2,889,205 (RMB 19,196,865) of notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 12). The Company is required to hold restricted cash of $1,444,602 (RMB 9,598,432) with BOH as collateral against these bank notes.

(3)	As of March 31, 2016, the Company had $1,307,114 (RMB 8,430,000) of notes payable from ICBC, with restricted cash of $928,051 (RMB5,985,300) held at the bank. As of June 30, 2016, the Company had $1,268,749 (RMB 8,430,000) of notes payable from ICBC, with restricted cash of $900,812 (RMB5,985,300) held at the bank.

(4)	As of June 30, 2016, the Company had $602,016 (RMB 4,000,000) of notes payable from ZTCB, with restricted cash of $301,008 (RMB2,000,000) held at the bank.

As of June 30, 2016, the Company had a credit line of approximately $12.28 million in the aggregate from HUB, BOH, ICBC and ZTCB. By putting up the restricted cash of $6.04 million deposited in the banks, the total credit line was $18.32 million. As of June 30, 2016, the Company had approximately $11.57 million of bank notes payable and approximately $6.75 million bank credit line was still available for further borrowing. The bank notes are also secured by buildings owned by the Company’s major shareholders, land use rights of Jiutong Medical, a shop of Jiuzhou Pharmacy, and guaranteed by Jiuxin Medical.

Note 14 – TAXES

Income tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three months ended June 30, 2016 and 2015:

	For the three months ended June 30,
	2016	2015
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
Change in valuation allowance	(3.7)	(25.0)
Others (1)	(3.5)	42.6
Effective tax rate	17.8%	42.6%

(1)	The 3.5% for the three months ended June 30, 2016 primarily represents profit incurred in certain subsidiaries that are not taxable due to accumulated loss in the prior years. The 42.6% for the three months ended June 30, 2015 represents loss incurred in unprofitable subsidiaries that are not deductible for profitable subsidiaries as these subsidiaries filed tax returns separately in China, and expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three months ended June 30, 2016 and 2015.  As of June 30, 2016, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $1,503,000 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at June 30, 2016.  There was no net change in the valuation allowance for the three months ended June 30, 2016 and 2015.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at June 30, 2016 and March 31, 2016 consisted of the following:

	June 30, 2016	March 31, 2016
VAT	$381,542	$422,804
Income tax	22,305	10,880
Others	26,315	50,086
Total taxes payable	$430,162	$483,770

Note 15 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $247,900 and $223,011 in employment benefits and pension for the three months ended June 30, 2016 and 2015, respectively.

Note 16 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	June 30, 2016	March 31, 2016
Due to cofounders (1):	$576,818	$576,818
Due to a director and CEO (2):	1,639,405	1,622,957
Total	$2,216,223	$2,199,775

(1)	As of June 30, 2016 and March 31, 2016, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of June 30, 2016 and March 31, 2016, notes payable totaling $6,163,733 and $5,302,881 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space which expires in September 2016. Rent expense amounted to $4,593 and $24,570 for the three months ended June 30, 2016 and 2015, respectively.  The amounts were not paid to Mr. Liu as of June 30, 2016.

Note 17 – WARRANTS

On September 26, 2013, as annual compensation for its financial advisory service, the Company issued a warrant to a financial consulting firm to purchase up to 150,000 shares of common stock at $1.20 per share. The warrant is exercisable from September 26, 2013 to September 25, 2016.

The warrant does not trade in an active securities market, and as such, the Company estimates its fair value using the Black-Scholes Model on the date that the warrant was originally issued and as of June 30, 2016 using the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	June 30, 2016 (1)	March 31, 2016

Stock price	$1.82	$1.60
Exercise price	$1.20	$1.20
Annual dividend yield	0%	0%
Expected term (years)	0.24	0.49
Risk-free interest rate	0.26%	0.39%
Expected volatility	44.37%	68.36%

(1)	As of June 30, 2016, the warrant had not been exercised.

On September 26, 2013, the issuance date of the warrant, the Company classified its fair value as a liability of $33,606. The Company recognized a loss of $16,973 and $42,840 from the change in fair value of the warrant liability for the three months ended June 30, 2016 and June 30, 2015, respectively. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $106,970 and $89,997 as of June 30, 2016 and March 31, 2016, respectively.

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

The fair value of the warrants issued was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	June 30, 2016 (1)	March 31, 2016

Stock price	$1.82	$1.60
Exercise price	$3.10	$3.10
Annual dividend yield	0%	0%
Expected term (years)	4.55	4.80
Risk-free interest rate	1.01%	1.21%
Expected volatility	99.10%	102.16%

(1)	As of June 30, 2016, the warrants had not been exercised.

Upon evaluation, the derivative meets the definition of a derivative under ASC 815 as the Company cannot avoid net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $546,304 as of March 31, 2016. For the three months ended June 30, 2016, the Company recognized a loss of $15,223 for the investor warrants and placement agent warrants, from the change in fair value of the warrants liability. As a result, the warrants liability is carried on the consolidated balance sheets at the fair value of $561,527 for the investor warrants and placement agent warrants, as of June 30, 2016.

Note 18 – STOCKHOLDER’S EQUITY

Stock-based compensation

The Company accounts for share-based payment awards granted to employees and directors by recording compensation expense based on estimated fair values. The Company estimates the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. The Company determines the value of each option award that contains a market condition using a Monte Carlo Simulation valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718 Compensation - Stock Compensation .. The assumptions used in calculating the fair value of share-based payment awards represent the Company’s best estimates. The Company’s estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option modifications, estimates of forfeitures, and the related income tax impact.

On November 25, 2015, the Company agreed to grant a total of 150,000 shares of restricted common stock to a financial consulting firm for its financial advisory services. The term of the service agreement is one year. The trading value of the Company’s common stock on November 25, 2015 was $1.77. For the three months ended June 30, 2016, $66,193 was recorded as a consulting expense.

On November 27, 2015, the Company granted a total of 735,000 shares of restricted common stock to its directors, officers and certain employees under the Company’s 2010 Equity Incentive Plan, as amended (the “Plan”). The stock awards vests in one year. The trading value of the Company’s common stock on November 27, 2015 was $1.76. For the three months ended June 30, 2016, $322,514 was recorded as service compensation expense.

On June 7, 2016, the Company granted a total of 8,000 shares of restricted common stock to Taylor Raffery, an investor relation firm for its marketing services. The trading value of the Company’s common stock on June 2016 was $1.60. Taylor Raffery’s service ended in June 2016. As a result, for the three months ended June 30, 2016, $12,800 was recorded as a consulting expense.

On June 3, 2016, the Company granted a total of 1,630,000 shares of restricted common stock to its key employees in retail drugstores and online pharmacy under the Company’s 2010 Equity Incentive Plan, as amended. The stock awards vests in three year. The trading value of the Company’s common stock on June 3, 2016 was $1.62. For the three months ended June 30, 2016, $65,111 was recorded as service compensation expense.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests in three years on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the three months ended June 30, 2016 and 2015, $124,033 and $124,033 was recorded as compensation expense. As of June 30, 2016, there was approximately $0.69 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 1.38 years.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three months ended June 30, 2016 and 2015, the Company did not make appropriations to the statutory reserves.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended
	June 30,
	2016	2015
Net earnings attributable to controlling interest	$131,153	$110,611
Weighted average shares used in basic computation	18,239,065	15,650,504
Diluted effect of restricted shares	-	-
Diluted effect of purchase options	-	229,957
Diluted effect of warrants	37,500	95,122
Weighted average shares used in diluted computation	18,276,565	15,975,583
Earnings per share – Basic:
Net earnings before non-controlling interest	$0.01	$0.01
Add: Net earnings attributable to non-controlling interest	$-	$-
Net earnings attributable to controlling interest	$0.01	$0.01
Earnings per share – Diluted:
Net earnings before non-controlling interest	$0.01	$0.01
Add: Net earnings attributable to non-controlling interest	$-	$-
Net earnings attributable to controlling interest	$0.01	$0.01

For the three months ended June 30, 2016, the 967,000 shares underlying employee stocks options and 600,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive. For the three months ended June 30, 2015, no warrants were excluded from the calculation of diluted earnings per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operation for the three months ended June 30, 2016:

	Retail drugstores	Online pharmacy	Drug wholesale		Herb farming	Total
Revenue	$12,708,242	$5,071,079		$3,156,594	$-	$20,935,915
Cost of goods sold	9,086,767	4,414,090		2,953,254	-	16,454,111
Gross profit	$3,621,475	$656,989		$203,340	$-	$4,481,804
Selling expenses	2,208,960	462,046		11,715	-	2,682,721
General and administrative expenses*	1,528,573	-		385,386	4,523	1,918,482
Income (loss) from operations	$(116,058)	$194,943		$(193,761)	$(4,523)	$(119,399)
Depreciation and amortization	$(5,3192)	$-		$47,067	$-	$(6,125)
Total capital expenditures	$9,214	$-	$		$-	$9,214

* include the accounts receivable and advance to supplier allowance expense of $38,144.

The following table presents summarized information by segment of the continuing operation for the three months ended June 30, 2015:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$12,170,888	$5,965,768	$3,174,636	$-	$21,311,292
Cost of goods sold	9,037,894	4,944,283	2,953,432	-	16,935,609
Gross profit	$3,132,994	$1,021,485	$221,204	$-	$4,375,683
Selling expenses	2,574,468	407,250	114,651	-	3,096,369
General and administrative expenses*	1,099,722	231,615	(419,398)	8,291	920,230
Income (Loss) from operations	$(541,196)	$382,620	$525,951	$(8,291)	$359,084
Depreciation and amortization	$195,006	$-	$143,506	$81,294	$419,806
Total capital expenditures	$86,932	$5,979	$6,482	$-	$99,393

* include the accounts receivable and advance to supplier allowance reversal of $729,164.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Three months ended June 30,
	2016	2015
Prescription drugs	$4,271,102	$4,646,376
OTC drugs	4,875,355	4,896,692
Nutritional supplements	1,176,741	910,611
TCM	929,023	1,136,509
Sundry products	254,558	262,047
Medical devices	1,201,463	318,653
Total	$12,708,242	$12,170,888

The Company’s net revenue from external customers through its online pharmacy by main products is as follows:

	Three months ended June 30,
	2016	2015
Prescription drugs	$-	$-
OTC Drugs	1,637,291	1,880,284
Nutritional supplements	908,023	513,744
TCM	-	-
Sundry products	666,163	1,226,954
Medical devices	1,859,602	2,344,786
Total	$5,071,079	$5,965,768

The Company’s net revenue from external customers through wholesale by main products is as follows:

	Three months ended June 30,
	2016	2015
Prescription drugs	$1,897,604	$1,903,320
OTC Drugs	1,218,901	1,196,778
Nutritional supplements	39,323	20,585
TCM	-	-
Sundry products	-	2,933
Medical devices	766	51,020
Total	$3,156,594	$3,174,636

Note 21 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending June 30,	Retail drugstores	Online pharmacy	Drug wholesale		Herb farming	Total Amount
2017	$2,784,901	$94,555	$67,404		$-	$2,946,860
2018	2,431,624	78,342	67,404		-	2,577,370
2019	1,972,597	55,645	67,404		-	2,095,646
2020	1,279,458	55,043	67,404		-	1,401,905
2021	470,032	41,282		-	-	511,314
Thereafter	611,206		-		-	611,206

Total rent expense amounted to $755,252 and $1,249,385 for the three months ended June 30, 2016 and 2015, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item.  In addition to historical information, the following discussion contains certain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future plans, objectives, expectations and intentions.  These statements may be identified by the use of words such as "may," "will," "could," "expect," "anticipate," "intend," "believe," "estimate," "plan," "predict," and similar terms or terminology, or the negative of such terms or other comparable terminology.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of our annual report on Form 10-K for the year ended March 31, 2016 and filed with the SEC on June 28, 2015.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. We currently have 61 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the three months ended June 30, 2016, we have opened two new pharmacies.

Since May 2010, we have also been selling certain OTC drugs, medical devices, nutritional supplements and other sundry products online. Our online pharmacy sells through several third-party platforms such as Alibaba’s Tmall, JD.com and Amazon.com, and the Company’s own platform all over China. In fiscal year 2016, we plan to grow sales through our own platform by closely cooperating with commercial insurance companies and selling products to customers who have bought medical insurance from these commercial insurance companies. Additionally, in order to keep top rankings in certain third-party platforms such as Tmall, we plan to spend reasonable resources in marketing our products through these third-party platforms.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM but have not incurred sales in the three months ended June 30, 2016.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions. The critical accounting policies and related judgments and estimates used to prepare our financial statements are identified in Note 3 to our unaudited condensed consolidated financial statements accompanying in this report. We have not made any material changes in the methodology used in our accounting policies that are inconsistent with those discussed in our annual report on Form 10-K for the year ended March 31, 2016.

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016		2015
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$20,935,915	100.0%	$21,311,292	100.0%
Gross profit	$4,481,804	21.4%	$4,375,683	20.5%
Selling expenses	$2,682,721	12.8%	$3,096,369	14.5%
General and administrative expenses	$1,918,482	9.2%	$920,230	4.3%
(Loss) income from operations	$(119,399)	(0.6)%	$359,084	1.7%
Interest income	$224,422	1.1%	$74,997	0.4%
Interest expenses	$(439)	(0.0)%	$(159,931)	(0.8)%
Other income (expense), net	$87,199	0.4%	$(38,515)	(0.2)%
Change in fair value of purchase option derivative liability	$(32,196)	(0.2)%	$(42,837)	(0.2)%
Income tax expense	$28,434	0.1%	$82,187	0.4%
Net income	$131,153	0.6%	$110,611	0.5%

Revenue

Primarily due to the decline in online pharmacy sales, revenue decreased by $375,377 or 1.8% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, partially offset by increase in our retail drugstores business. The following table breaks down the revenue for our four business segments for the three months ended June 30, 2016 and 2015:

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016		2015
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$12,708,242	60.5%	$12,170,888	57.0%	$537,354	4.4%
Revenue from online pharmacy	5,071,079	24.2%	5,965,768	28.0%	(894,689)	(15.0)%
Revenue from drug wholesale	3,156,594	15.3%	3,174,636	15.0%	(18,042)	(0.6)%
Revenue from herb farming	-	-	-	-	-	N/A
Total revenue	20,935,915	100.0%	21,311,292	100.0%	(375,377)	(1.8)%

Retail drugstores sales, which accounted for approximately 60.5% of total revenue for the three months ended June 30, 2016, increased by $537,354, or 4.4% compared to the three months ended June 30, 2015, to $12,708,242. Same-store sales decreased by approximately $265,316, or 2.3%. Excluding the RMB depreciation effect, the same store sales increased by approximately 4.5% period over period. In order to promote our same-store sales growth, we implemented certain operational strategies such as increasing product adaptability to community demand, providing access to mobile payments, close monitoring on customers with chronic disease, launching in-pharmacy virtual doctor clinics and close cooperating with certain large reputable vendors to promote sales of their brand name products. However, in order to prepare for the G20 summit held in Hangzhou in September 2016, the local government has tightened its security requirements in the quarter ended June 30, 2016. For instance, local policemen make multiple detail security checks on people in the street and the community. So more and more migrants from other areas in China, such as businessman and labors, choose to leave temporarily. As these migrants represent a large population in the City, our sales to this group of people were curtailed. We expect the G20 effect will last till September 2016. In the long run, the same store sales are expected to grow due to the increasing demand on healthcare products in China. Our store count increased to 61 as of June 30, 2016, compared to 59 stores as of June 30, 2015, as an effect of opening three stores in this quarter and closing a store in fiscal 2016.

Our online pharmacy sales decreased by approximately $894,689, or 15.0% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The decrease was mainly caused by the decline in business referred from Yikatong, as further explained below, during this quarter. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. we put our products on e-commerce platforms, including Tmall at Alibaba, JD.com and www.yhd.com. Such arrangements have exposed our online presence to a wider consumer base. In order to increase the popularity of our products, we have made considerable efforts identifying popular products that can drive sales, while we keep close watch on the cost. We are actively searching for talents specialized in this area and have created an operating team consisting of experienced e-commerce experts. As a result, excluding the RMB depreciation effect, our sales via these e-commerce platforms increased by 6.0% period over period.

Due to the decline in business referred from “Yikatong”, the popular pharmacy and health insurance benefit card, the sales on our own official website for the three months ended June 30, 2016 decreased by $0.9 million or 48.4% as compared to the three months ended June 30, 2015. Yikatong is run by a Pharmacy Benefit Management (“PBM”) provider in China. In fiscal 2016, we created strategic alliance with the PBM provider. However, in order to maximize its profit, the PBM provider chose to create its own online pharmacy to sell products referred from Yikatong. In order to grow its own online pharmacy, the PMB provider actively directed Yikatong customers to purchase products on its online pharmacy. As a result, the sales on our own official website declined dramatically. In order to offset the negative effect, we had been actively working with a similar vendor, who may refer to us a big customers pool in the near future. If we are able to retain the new vendor, our own website sale will continue to grow in the future.

Wholesale revenue decreased by $18,042 or 0.6%. At present, the majority of drug sales still occur at hospitals in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals. Until we can establish a new customer base and are granted a status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to expand in the immediate future.

In the three months ended June 30, 2016 and 2015, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough to harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the three months ended June 30, 2016, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue growing trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $106,121 or 2.4% period over period primarily as a result of an increase in gross margin of retail drugstores.  At the same time, gross margin increased from 20.5% to 21.4% due to higher retail profit margins. The average gross margins for each of our four business segments are as follows:

	Three months ended June 30,
	2016	2015
Average gross margin
retail drugstores	28.5%	25.7%
online sales	13.0%	17.1%
wholesale business	8.4%	7.0%
farming business	N/A	N/A

Retail gross margin increased primarily because more vendor rebates attributable to our focused marketing efforts in promoting brand-name products with large pharmaceutical suppliers, continuous efforts to renegotiate prices with our suppliers periodically, and abandon of certain low profit margin products. Instead of labeling our own products, we focused on promoting brand name products. We believe selling brand name products will increase our store popularity and customer loyalty. As a result, we achieved significant sales volume with certain brand pharmaceutical suppliers and received their considerable rebates. Additionally, we have been searching for ways to improve our profit margin. From time to time, we compared existing products among our suppliers to squeeze lower cost. Because local hospitals are required to sell certain drugs listed in CFDA list at a set cost, these drugs are sold at extremely low profit margin from our stores. We actively search for and sell alternative drugs with better treatment effect and higher profit margin.

Gross margin of online pharmacy sales decreased primarily because of the decline in our sales via our own official website, as well as promotion of certain products sales at low profit margin. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. The sales on our own official website usually has higher profit margin because customers referred by Yikatong and commercial insurance companies are premium customers who can afford premium products with higher profit margin. As described in the above, Yikatong has cut its customers sources to our online pharmacy. As a result, our average profit margin was affected. On the other hand, we promoted certain products such as health herb tea on our own website at low margin in the three months ended June 30, 2016. As a result, our overall online sales profit margin declined in this quarter.

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

Selling and Marketing Expenses

Sales and marketing expenses decreased by $413,648 or 13.4% period over period.  The decrease in absolute dollars is primarily attributable to rental savings. Because online shopping becomes very popular in China, the value of physical commercial shop site has declined. We were able to renegotiate with certain landlords to cut our rental expense when leases come to renewal. As a result, such expenses as a percentage of our revenue decreased to 12.8%, from 14.5% for the same period a year ago. We expect future sales and marketing expenses to not deviate significantly from the current level.

General and Administrative Expenses

General and administrative expenses increased by $998,252 or 108.5% period over period.  Such expenses as a percentage of revenue increased to 9.2% from 4.3% for the same period a year ago.  The increase in absolute dollars reflects accounts receivable and advances to vendors allowance reversal of $27,214 in the three months ended June 30, 2016 as compared to reversal of $729,164 in the three months ended June 30, 2015. The difference was caused by the fact that we were able to collect certain remaining aged accounts receivable and advances to suppliers accounts in the three months ended June 30, 2015. Excluding such an effect, general and administrative expense increased by $296,302, which reflects higher stock-based compensation recorded in the three months ended June 30, 2016.

Income (loss) from Operations

Due to the increase in general and administrative expense, we had loss from operations of $119,399, as compared to income from operations of $359,084 a year ago.  Our operating margin for the three months ended June 30, 2016 and 2015 was (0.6) % and 1.7%, respectively.

Income Taxes

Our income tax expense decreased by $53,753 period over period. The effective tax rate decreased from 42.6% to 17.8% period over period primarily caused by the profit incurred in certain subsidiaries that are not taxable due to accumulated loss in the prior years during the three months ended June 30, 2016 and loss incurred in unprofitable subsidiaries that are not deductible for profitable subsidiaries as these subsidiaries filed tax returns separately in China during the three months ended June 30, 2015.

Net income

As a result of the foregoing, net income increased by $20,542 or 18.6% period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
1- 3 months	$6,979,201	$316,042	$811,004	$-	$8,106,247
4- 6 months	26,008	12,418	368,142	-	406,568
7- 12 months	1,378	10,282	716,055	-	727,715
Over one year	29,283	2,471	1,653,511	1,204	1,686,469
Allowance for doubtful accounts	(87,095)	(10,365)	(1,966,451)	(1,204)	(2,065,115)
Total accounts receivable	$6,948,775	$330,848	$1,582,261	$-	$8,861,884

Accounts receivable from our retail drugstore business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs. In the three months ended June 30, 2016 and 2015, we wrote off an approximately $32,592 and $60,332 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement

Accounts receivable from our online pharmacy business mainly consist of collectibles from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us in times ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as pharmaceutical distributors. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. Furthermore, the new management team expended significant efforts in clearing outstanding balances with certain customers and suppliers. In the three months ended June 30, 2016 and 2015, we were able to continually collect certain aged accounts. As a result, we reversed approximately $34,128 and $655,358 in allowance for the three months ended June 30, 2016 and 2015.

Subsequent to June 30, 2016 and through July 31, 2016, we collected approximately $3.5 million in receivables relating to our drugstore business, approximately $0.3 million in receivables relating to our online pharmacy business, approximately $0.5 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
1- 3 months	$	$-	$4,092,649	$-	$4,092,649
4- 6 months		-	692,507	-	692,507
7- 12 months		-		-	-
Over one year		-	19,295	-	19,295
Allowance for doubtful accounts		-	(112,456)	-	(112,456)
Total advances to suppliers	$	$-	$4,691,995	$-	$4,691,995

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchase on certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of June 30, 2016.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues such as discontinuing of inventory supply that have been identified. If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal actions. If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off. To facilitate its initial expansion, Jiuxin Medicine made significant prepayments to certain vendors. Lack of timely supplier account reconciliation caused by several sales staff rotations delayed the monitoring of such accounts. To accommodate potential loss in advances to suppliers, we made reserve for amounts considered to be uncollectible. As previously discussed, Jiuxin Medicine transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and since then we have tightened our customer credit policy and strengthened monitoring of uncollected receivables. We do not expect a significant increase in bad debts going forward.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	Three months ended June 30,
	2016	2015
Net cash used in operating activities	$(2,765,429)	$(1,172,621)
Net cash used in investing activities	$(35,904)	$(214,053)
Net cash provided by (used in) financing activities	$1,388,251	$(1,003,406)

For the three months ended June 30, 2016, cash used in operating activities amounted to $2,765,429, as compared to $1,172,621 a year ago.  The change is primarily attributable to a decrease in cash provided by accounts receivable of $3,227,736, a decrease in cash provided by other current assets of $836,452 and a decrease in cash provided by customer deposit of $334,789, offset by an increase in cash provided by inventories and biological assets of $1,043,942.

For the three months ended June 30, 2016, net cash used in investing activities amounted to $35,904, as compared to $214,053 a year ago. No significant investment occurred in the three months ended June 30, 2016, while an investment was made to subsidiary in the three months ended June 30, 2015.

For the three months ended June 30, 2016, net cash provided by financing activities amounted to $1,388,251, as compared to $1,003,406 net cash used in financing activities a year ago. The change is primarily the result of increase in proceeds from restricted cash of $11,805,472, offset by a decrease in cash provided by notes payable of $9,318,605.

As of June 30, 2016, we had cash of approximately $5,058,091.  Our total current assets as of June 30, 2016, were $40,012,120 and total current liabilities were $34,976,069, which resulted in a net working capital of $5,036,051.

On July 23, 2015, we completed a registered direct placement with a single health-care focused institutional investor for the purchase of an aggregate of $3 million of its common stock at a price of $2.50 per share and net proceeds of approximately $2.7 million after deducting commissions and all other expenses. As of June 30, 2016, we had approximately $6.75 million bank credit line was still available for further borrowing. We believe that the foregoing sources will collectively provide sufficient liquidity for us to meet our liquidity and capital obligations for the next twelve months. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending June 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2017	$2,784,901	$94,555	$67,404	$-	$2,946,860
2018	2,431,624	78,342	67,404	-	2,577,370
2019	1,972,597	55,645	67,404	-	2,095,646
2020	1,279,458	55,043	67,404	-	1,401,905
2021	470,032	41,282	-	-	511,314
Thereafter	611,206	-	-	-	611,206

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	June 30, 2016	March 31, 2016	June 30, 2015
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1505	USD1: RMB 0.1551	USD1: RMB 0.1637

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1531	USD1: RMB 0.1582	USD1: RMB 0.1638

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2016:

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: August 15, 2016	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: August 15, 2016	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer

