Form 10-Q
period 2016-09-30
CHINA JO-JO DRUGSTORES, INC.
filed 2016-11-14
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 11, 2016, the registrant had 20,374,678 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2016	2016
ASSETS
CURRENT ASSETS
Cash	$8,352,091	$6,671,873
Financial assets available for sale	-	465,165
Restricted cash	6,949,808	13,747,990
Notes receivable	169,850	15,506
Trade accounts receivable, net	10,070,611	8,054,597
Inventories	13,767,234	10,802,691
Other receivables, net	1,738,864	1,376,468
Advances to suppliers, net	3,644,598	4,230,665
Other current assets	1,733,945	1,518,048
Total current assets	46,427,001	46,883,003

PROPERTY AND EQUIPMENT, net	4,986,110	5,543,076

OTHER ASSETS
Long-term investment	179,904	108,539
Farmland assets	1,546,112	1,562,205
Long term deposits	2,370,850	2,452,056
Other noncurrent assets	2,859,998	2,595,129
Intangible assets, net	2,818,340	2,928,779
Total other assets	9,775,204	9,646,708

Total assets	$61,188,315	$62,072,787

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term loan payable	$29,984	$31,011
Accounts payable, trade	21,208,208	16,667,396
Notes payable	11,674,166	17,595,634
Other payable	1,756,456	1,917,821
Other payable - related parties	2,271,790	2,199,775
Customer deposits	2,678,671	2,610,151
Taxes payable	164,904	483,770
Accrued liabilities	592,881	615,056
Total current liabilities	40,377,060	42,120,614

Warrant liability	578,156	636,301
Total liabilities	40,955,216	42,756,915

STOCKHOLDERS' EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 19,425,678 and 17,735,504 shares issued and outstanding as of September 30, 2016 and March 31, 2016	19,426	17,736
Additional paid-in capital	23,416,150	22,088,267
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(7,396,547)	(6,957,053)
Accumulated other comprehensive income	2,884,961	2,857,813
Total stockholders' equity	20,233,099	19,315,872

Total liabilities and stockholders' equity	$61,188,315	$62,072,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2016	2015	2016	2015
REVENUES, NET	$20,160,835	$22,577,626	$41,096,750	$43,888,918

COST OF GOODS SOLD	15,807,828	18,600,619	32,261,939	35,536,228

GROSS PROFIT	4,353,007	3,977,007	8,834,811	8,352,690

SELLING EXPENSES	3,023,322	3,418,755	5,706,043	6,515,124
GENERAL AND ADMINISTRATIVE EXPENSES	1,382,650	839,842	3,301,132	1,760,072
TOTAL OPERATING EXPENSES	4,405,972	4,258,597	9,007,175	8,275,196

(LOSS) INCOME FROM OPERATIONS	(52,965)	(281,590)	(172,364)	77,494

INTEREST INCOME	61,035	115,740	285,457	190,737
INTEREST EXPENSE	(430)	5,925	(869)	(154,006)
OTHER INCOME, NET	17,425	145,597	104,624	107,082

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	90,289	200,903	58,093	158,066

INCOMEBEFORE INCOME TAXES	115,354	113,113	274,941	305,911

PROVISION FOR INCOME TAXES (BENEFIT)	17,484	(38,062)	49,518	44,125

NET INCOME	97,870	151,175	229,023	261,786

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(87,721)	(860,853)	27,148	(774,553)

COMPREHENSIVE (LOSS) INCOME	$(10,149)	$(709,678)	$256.171	$(512,767)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	19,375,773	16,537,461	18,239,065	16,096,406
Diluted	19,375,773	16,588,559	18,239,065	16,147,505

EARNINGS PER SHARES:
Basic	$0.01	$0.01	$0.01	$0.02
Diluted	$0.01	$0.01	$0.01	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$229,023	261,786
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	466,570	763,839
Stock-based compensation	1,329,574	208,450
Bad debt provision	(177,274)	(1,540,695)
Change in fair value of purchase option derivative liability	(58,145)	(158,066)
Change in operating assets:
Accounts receivable, trade	(2,190,470)	716,075
Notes receivable	(156,527)	98,698
Inventories	(3,358,110)	(1,371,177)
Other receivables	(176,334)	(556,942)
Advances to suppliers	275,098	748,185
Other current assets	(269,040)	615,329
Other noncurrent assets	(354,594)	-
Change in operating liabilities:
Accounts payable, trade	5,147,686	2,924,110
Other payables and accrued liabilities	(102,920)	1,133,850
Customer deposits	156,632	(2,460,559)
Taxes payable	(306,109)	116,924
Net cash provided by operating activities	455,060	1,499,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(49,298)	(106,200)
Decrease in Financial assets available for sale	454,608	1,293,600
Investment in a joint venture	(75,768)	(113,190)
Additions to leasehold improvements	(26,262)	-
Net cash provided by investing activities	303,280	1,074,210

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	-	23,580
Repayment of short-term bank loan	-	(31,665)
Change in restricted cash	6,411,257	(4,279,182)
Repayments of notes payable	(17,196,298)	(15,589,077)
Proceeds from notes payable	11,800,003	17,407,506
Proceeds from other payables-related parties	95,088	69,977
Proceeds from equity financing	-	2,699,500
Net cash provided by financing activities	1,110,050	300,639

EFFECT OF EXCHANGE RATE ON CASH	(188,172)	(188,652)
INCREASE IN CASH	1,680,218	2,686,004
CASH, beginning of period	6,671,873	4,023,581
CASH, end of period	$8,352,091	$6,709,585

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$869	$158,415
Cash paid for income taxes	$42,437	$35,943
Non-cash financing activities:
Issuance of stock purchase options to an investor	-	1,231,067
Issuance of stock purchase options to an investment bank	-	$147,728

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

The Company’s offline retail business also includes four medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. On December 18, 2013, Jiuzhou Service established, and held 51% of, Hangzhou Shouantang Health Management Co., Ltd. (“Shouantang Health”), a PRC company licensed to sell health care products. Shouantang Health was closed in April 2015. In May 2016, Shouantang Bio set up and held 49% of Kahamadi Bio, a joint venture specialized in brand name development for nutritional supplements.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation HK	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $4.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out herb farming business	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation ● Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Shouantang Bio	● Established in the PRC in October 2014 by Shouantang Technology ● 100% held by Shouantang Technology ● Registered capital of RMB 1,000,000 fully paid ● Sells nutritional supplements under its own brand name	100%

Jianshun Network	● Established in the PRC in May 2015 ● 35% held by Jiuzhou Pharmacy ● Manages sales on official website of the online pharmacy	Joint Venture 35% owned by Jiuzhou Pharmacy

Jiuyi Technology	● Established in the PRC on September 10, 2015 ● 100% held by Renovation ● Technical support to online pharmacy	100%

Kahamadi Bio	● Established in the PRC in May 2016 ● 49% held by Shouantang Bio ● Registered capital of RMB 10 million ● Develop brand name for nutritional supplements	Joint Venture 49% owned by Shouantang Bio

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of the three shareholders of Renovation (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. Operationally, the Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. As a result of these agreements, which obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for all three companies (as well as subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy, Jiuxin Medicine and Shouantang Bio are consolidated into the financial statements of the Company.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on June 28, 2016. Operating results for the three and six months ended September 30, 2016 may not be necessarily indicative of the results to be expected for the full year.

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

The Company's financial assets and liabilities, which include financial instruments as defined by ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 13). The carrying amount of the Company's derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). As of September 30, 2016, the fair values of our derivative instruments that were carried at fair value (See Note 17).

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents	8,352,091	-	-	8,352,091
Notes payable	-	11,674,166	-	11,674,166
Warrants liability	-	471,186	-	471,186

Total	8,352,091	12,145,352	-	20,497,443

Revenue recognition

Revenue from sales of prescription medicine at the drugstores is recognized when the prescription is filled and the customer picks up and pays for the prescription.

Revenue from sales of other merchandise at the drugstores is recognized at the point of sale, which is when a customer pays for and receives the merchandise. Usually the majority of our merchandise such as prescription and OTC drugs are not allowed to be returned after the customers leave the counter. Return of other products, such as sundry products, are minimal. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. Based on historical experience, a reserve for potential loss from denial of reimbursement on certain unqualified drugs is made to the receivables from the government agency.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Market value is the lower of replacement cost or net realizable value. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. Herbs the Company farms are recorded at their cost, which includes direct costs such as seed selection, fertilizer, labor costs that are spent in growing herbs on the leased farmland, and indirect costs such as amortization of farmland development cost. All costs are accumulated until the time of harvest and then allocated to harvested herbs costs when the herbs are sold. The Company periodically reviews its inventory and records write-downs to inventories for shrinkage losses and damaged merchandise that are identified. The Company provides a reserve for estimated inventory obsolescence or excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated realizable value.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the six months ended September 30, 2016 (See Note 6 and 9).

Notes payable

During the normal course of business, the Company regularly issues bank acceptance bills as a payment method to settle outstanding accounts payables with various material suppliers. The Company records such bank acceptance bills as notes payable. Such notes payable are generally short term in nature due to their short maturity period of six to nine months.

Income taxes

The Company follows FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company has adopted FASB ASC Topic 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2016 and March 31, 2016, the management of the Company considered that the Company had no additional liabilities for uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended September 30, 2015 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended September 30, 2016 and 2015.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $113,638 and $134,887 for three months ended September 30, 2016 and 2015, respectively, and $182,487 and $198,053 for the six months ended September 30, 2016 and 2015, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at September 30, 2016 and March 31, 2016 were translated at 1 RMB to 0.1499 USD and at 1 RMB to 0.1551 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended September 30, 2016 and 2015 were at 1 RMB to 0.1515USD and at 1 RMB to 0.1617 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 74,960) per bank. As of September 30, 2016 and March 31, 2016, the Company had deposits totaling $14,962,487 and $19,956,275 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 74,960) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the three months ended September 30, 2016, one largest vendor accounted for 30.7% of the Company’s total purchases and one vendor accounted for 9.9% of the Company’s total advances to suppliers. For the three months ended September 30, 2015, two largest vendors accounted for 24.5% of the Company’s total purchases and one vendor accounted for 18.2% of the Company’s total advances to suppliers.

For the six months ended September 30, 2016, two largest vendors accounted for 38.6% of the Company’s total purchases and one vendor accounted for 9.9% of the Company’s total advances to suppliers. For the six months ended September 30, 2015, two largest vendors accounted for 25.3% of the Company’s total purchases and one vendor accounted for 18.2% of the Company’s total advances to suppliers.

For the three months and six months ended September 30, 2016 and September 30, 2015, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

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

NOTE 3 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of September 30, 2016 and March 31, 2016, financial assets available for sale amounted to $0 and $465,165 (RMB 3,000,000), respectively. On March 28, 2016, the Company purchased from Bank of Hangzhou a wealth-management product called “Lehui 2016”, which bears an annual interest rate of 4.15% and is due and paid back on September 26, 2016. The total principal is $465,165 (RMB 3,000,000) interest received is approximately $9,433.

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	September 30, 2016	March 31, 2016
Accounts receivable	$11,718,911	$10,153,840
Less: allowance for doubtful accounts	(1,648,300)	(2,099,243)
Trade accounts receivable, net	$10,070,611	$8,054,597

For the three months ended September 30, 2016 and 2015, $30,790 and $31,541 in accounts receivable were directly written off respectively. For the six months ended September 30, 2016 and 2015, $63,382 and $91,873 in accounts receivable were directly written off respectively.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2016	March 31, 2016
Prepaid rental expenses(1)	$1,316,503	$1,052,196
Prepaid and other current assets	417,442	465,852
Total	$1,733,945	$1,518,048

(1)	Represents store and office rental expenses that were usually prepaid and amortized over the prepayment period.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2016	March 31, 2016
Building	$1,607,452	$1,662,510
Leasehold improvements	11,926,559	12,308,190
Farmland development cost	1,792,952	1,854,364
Office equipment and furniture	5,423,723	5,560,171
Motor vehicles	604,643	624,235
Total	21,355,329	22,009,470
Less: Accumulated depreciation	(14,118,895)	(14,138,992)
Impairment*	(2,250,324)	(2,327,402)
Property and equipment, net	$4,986,110	$5,543,076

*The variance of impairment from March 31, 2016 to September 30, 2016 is solely caused by exchange rate variance.

Total depreciation expense for property and equipment was $213,969 and $336,225 for the three months ended September 30, 2016 and 2015, respectively, and $452,979 and $748,018 for the six months ended September 30, 2016 and 2015, respectively. There were no fixed assets impaired in the three and six months ended September 30, 2016.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits with or advances to outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of September 30, 2016 and March 31, 2016, advance to suppliers consist of the following:

	September 30, 2016	March 31, 2016
Advance to suppliers	$3,920,439	$4,336,207
Less: allowance for doubtful accounts	(275,841)	(105,542)
Advance to suppliers, net	$3,644,598	$4,230,665

For the three and six months ended September 30, 2016 and 2015, none of the advances to suppliers were written off against previous allowance for doubtful accounts, respectively.

Note 8 – INVENTORY

Inventory consisted of finished goods, which were $13,767,234 and $10,802,691 as of September 30, 2016 and March 31, 2016, respectively. As the sales in the first two fiscal quarters were affected by G20 summit in Hangzhou, the Company planned to implement sales campaign in the third quarter and prepared more inventory. On the other hand, because suppliers usually provide higher discount and rebate rate if more inventory were purchased in bulk, the Company tends to purchase more inventory to maximize its profit margin. However, the Company constantly monitors its potential obsolete products and is allowed to return products close to expiration dates to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made as of September 30, 2016 and March 31, 2016.

Note 9 – FARMLAND ASSETS

Farmland assets are ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of September 30, 2016 and March 31, 2016, farmland assets consisted of the following:

	September 30,	March 31,
	2016	2016
Farmland assets	$2,304,152	$2,346,209
Less: Impairment*	(758,040)	(784,004)
Farmland assets, net	$1,546,112	$1,562,205

* The estimated fair value is estimated to be lower than its investment value as of September 30, 2016 and March 31, 2016.

Note 10 – LONG TERM DEPOSITS, LANDLORDS

As of September 30, 2016 and March 31, 2016, long term deposits amounted to $2,370,850 and $2,452,056, respectively. Long term deposits are money deposited with or advanced to landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 11 – OTHER NONCURRENT ASSETS

	September 30,	March 31,
	2016	2016
Prepayment for headquarter office(1)	$350,813	$-
Prepayment for lease of land use right(2)	2,509,185	2,595,129
Other noncurrent assets	$2,859,998	$2,595,129

(1) As of September 30, 2016, a total of $584,688 (RMB3,900,000) was prepaid as headquarter office rental for five years from January 1, 2016 to December 31, 2020. As of September 30, 2016, prepaid rental for less than one year was classified as current assets, the remaining balance of $350,813 was classified as noncurrent assets.

(2) The prepayment for lease of land use right is a payment made to a local government in connection with entering into a 30-year operating land lease agreement. The land is currently used to cultivate Ginkgo trees. This prepayment includes a deposit of $1,049,440, which will be refundable on the due date. Based on expected output from planted Gingko trees such as expected fruit production and tree market value, the fair value of the lease prepayment was lower than carrying cost. As a result, the Company recorded impairment on the lease prepayment.

The amortization of the prepayment for the lease of land use right was approximately $15,484 and $17,438 for the three months ended September 30, 2016 and 2015, respectively. The amortization of the prepayment for the lease of land use right was approximately $31,289 and $33,387 for the six months ended September 30, 2016 and 2015, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending September 30,	Amount
2017	$62,578
2018	62,578
2019	62,578
2020	62,578
2021	62,578
Thereafter	1,146,855

Note 12– INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	September 30, 2016	March 31, 2016
License (1)	$1,440,732	$1,482,492
Land use rights (2)	1,461,951	1,512,027
Total intangible assets	2,902,683	2,994,519
Less: accumulated amortization	(84,343)	(65,740)
Intangible assets, net	$2,818,340	$2,928,779

Amortization expense of intangibles amounted to $6,101 and $7,808 for the three months ended September 30, 2016 and 2015, respectively, and $13,591 and $15,821for the six months ended September 30, 2016 and 2015, respectively.

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

Note 13 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”), Industrial and Commercial Bank of China (“ICBC”) and Zhejiang Tailong Commercial Bank (“ZTCB”) that provided working capital in the form of the following bank acceptance notes at September 30, 2016 and March 31, 2016:

		Origination	Maturity	September 30,	March 31,
Beneficiary	Endorser	date	date	2016	2016
Jiuzhou Pharmacy(1)	HUB	04/22/15	04/21/16	-	1,550,550
Jiuzhou Pharmacy(1)	HUB	04/29/15	04/28/16	-	3,333,683
Jiuzhou Pharmacy(1)	HUB	10/09/15	04/09/16	-	1,708,706
Jiuzhou Pharmacy(1)	HUB	11/02/15	05/02/16	-	2,553,756
Jiuzhou Pharmacy(2)	BOH	12/27/15	05/27/16	-	1,592,415
Jiuzhou Pharmacy(1)	HUB	12/28/15	06/28/16	-	2,741,372
Jiuzhou Pharmacy(2)	BOH	12/29/15	06/29/16	-	58,913
Jiuzhou Pharmacy(3)	ICBC	02/03/16	08/03/16	-	1,307,114
Jiuzhou Pharmacy(1)	HUB	03/07/16	09/07/16	-	2,749,125
Jiuzhou Pharmacy(1)	HUB	04/05/16	10/05/16	1,280,317	-
Jiuzhou Pharmacy(1)	HUB	05/06/16	11/06/16	1,601,737	-
Jiuzhou Pharmacy(2)	BOH	06/06/16	12/06/16	2,128,394	-
Jiuzhou Pharmacy(4)	ZTCB	06/24/16	12/24/16	599,680	-
Jiuzhou Pharmacy(2)	BOH	06/27/16	12/27/16	749,600	-
Jiuzhou Pharmacy(1)	HUB	06/29/16	12/29/16	1,247,334	-
Jiuzhou Pharmacy(1)	HUB	08/05/16	02/05/17	1,462,141	-
Jiuzhou Pharmacy(1)	HUB	08/29/16	02/28/17	2,604,963	-

Total				$11,674,166	$17,595,634

(1)	As of March 31, 2016, the Company had $14,696,105 (RMB94,779,950) of notes payable from HUB. The Company is required to hold restricted cash of $11,278,693 (RMB72,739,950) with HUB as collateral against these bank notes. As of September 30, 2016, the Company had $8,196,492 (RMB 54,672,441) of notes payable from HUB. The Company is required to hold restricted cash of $2,561,032 (RMB17,082,660) with HUB as collateral against these bank notes.

(2)	As of March 31, 2016, the Company had $1,592,415 (RMB10,270,000) of notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 12). The Company is required to hold restricted cash of $480,671 (RMB3,100,000) with BOH as collateral against these bank notes. As of September 30, 2016, the Company had $2,877,994 (RMB 19,196,865) of notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 12). The Company is required to hold restricted cash of $1,738,837 (RMB 11,598,432) with BOH as collateral against these bank notes.

(3)	As of March 31, 2016, the Company had $1,307,114 (RMB8,430,000) of notes payable from ICBC, with restricted cash of $928,051 (RMB5,985,300) held at the bank. As of September 30, 2016, the Company had no notes payable from ICBC.

(4)	As of September 30, 2016, the Company had $599,680 (RMB4,000,000) of notes payable from ZTCB, with restricted cash of $299,840 (RMB2,000,000) held at the bank.

As of September 30, 2016, the Company had a credit line of approximately $14.02 million in the aggregate from HUB, BOH, ICBC and ZTCB. By putting up the restricted cash of $4.30 million deposited in the banks, the total credit line was $18.32 million. As of September 30, 2016, the Company had approximately $11.67 million of bank notes payable and approximately $6.65 million bank credit line was still available for further borrowing. The bank notes are also secured by buildings owned by the Company’s major shareholders, land use rights of Jiutong Medical, a shop of Jiuzhou Pharmacy, and guaranteed by Jiuxin Medical.

Note 14 – TAXES

Income tax

For the three and six months ended September 30, 2016 and 2015, the income tax provisions were as follow:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Income tax	$17,484	$(38,062)	$45,918	$44,125

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three and six months ended September 30, 2016 and 2015:

	For the three months		For the six months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
U.S. Statutory rates	34 .0%	34 .0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Change in valuation allowance (1)	(25.0)	(25.0)	(25.0)	(25.0)
Non-deductible expenses-permanent difference (2)	15.2	(5.8)	16.7	(27.9)
Effective tax rate	15.2%	(5.8)%	16.7%	(27.9)%

(1)	It represents non-taxable expense reversal due to overall decrease in allowance for accounts receivables and advance to suppliers.

(2)	The (61.8)% and 5.8% rate adjustments for the three months ended September 30, 2016 and 2015, and the (6.3)% and (27.9)% rate adjustments for the six months ended September 30, 2016 and 2015 represents expenses primarily included stock option expense, legal, accounting and other expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three and six months ended September 30, 2016 and 2015.  As of September 30, 2016, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $1,503,000 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at September 30, 2015. There was no net change in the valuation allowance for the three and six months ended September 30, 2016 and 2015.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at September 30, 2016 and March 31, 2016 consisted of the following:

	September 30, 2016	March 31, 2016
VAT	$134,058	$422,804
Income tax	15,418	10,880
Others	15,531	50,086
Total taxes payable	$164,904	$483,770

The Company has adopted ASC Topic 740-10-05, “Income Taxes.” To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30 and March 31, 2016, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months and six months ended September 30, 2016 and 2015, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

Note 15 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $222,732 and $245,394 in employment benefits and pension for the three months ended September 30, 2016 and 2015, respectively, and $470,632 and $468,405 in employment benefits and pension for the six months ended September 30, 2016 and 2015, respectively.

Note 16 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	September 30, 2016	March 31, 2016
Due to cofounders (1):	$576,818	$576,818
Due to a director and CEO (2):	1,694,972	1,622,957
Total	$2,271,790	$2,199,775

(1)	As of September 30, 2016 and March 31, 2016, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of September 30, 2016 and March 31, 2016, notes payable totaling $4,943,875 and $5,302,881 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space which expires in September 2016. Rent expense amounted to $4,499 and $23,940 for the three months ended September 30, 2016 and 2015, respectively.  Rent expense amounted to $9,092 and $48,510 for the six months ended September 30, 2016 and 2015, respectively. The amounts were not paid to Mr. Liu as of September 30, 2016.

Note 17 – WARRANTS

On September 26, 2013, as annual compensation for its financial advisory service, the Company issued a warrant to a financial consulting firm to purchase up to 150,000 shares of common stock at $1.20 per share. The warrant is exercisable from September 26, 2013 to September 25, 2016. On September 21, 2016, the warrants were exercised at the stock price of $1.84. As a result, 52,174 shares were issued.

On September 26, 2013, the issuance date of the warrant, the Company classified its fair value as a liability of $33,606. The Company recognized a gain of $93,606 and $200,903 from the change in fair value of the warrant liability for the three months ended September 30, 2016 and September 30, 2015, The Company recognized a loss of $76,633 and $58,318 from the change in fair value of the warrant liability for the three months ended September 30, 2016 and September 30, 2015,respectively. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $0 and $89,997 as of September 30, 2016 and March 31, 2016, respectively.

In connection with the registered direct offering closed on July 19, 2015, the Company issued to an investor warrant to purchase up to 600,000 shares of common stock at an exercise price of $3.10 per share. The options are exercisable commencing on January 19, 2016 and will expire on January 18, 2021. In connection with the offering, the Company also issued warrants to its placement agent of this offering, which can purchase an aggregate of up to 6% of the aggregate number of shares of common stock sold in the offering, i.e. 72,000 shares. These warrants have the same terms as the warrants issued to purchaser in the offering.

The fair value of the warrants issued to purchase 672,000 shares in the above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	September 30, 2016 (1)	March 31, 2016

Stock price	$1.78	$1.60
Exercise price	$3.10	$3.10
Annual dividend yield	0%	0%
Expected term (years)	4.30	4.80
Risk-free interest rate	1.14%	1.21%
Expected volatility	99.39%	102.16%

(1)	As of September 30, 2016, the warrants had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under ASC 815 as the Company cannot avoid net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $546,304 as of March 31, 2016. For the three and six months ended September 30, 2016, the Company recognized a loss of $3,265 and $18,488 for the investor warrants and placement agent warrants, from the change in fair value of the warrants liability. As a result, the warrants liability is carried on the consolidated balance sheets at the fair value of $578,156 for the investor warrants and placement agent warrants, as of September 30, 2016.

Note 18 – STOCKHOLDER’S EQUITY

Stock-based compensation

The Company accounts for share-based payment awards granted to employees and directors by recording compensation expense based on estimated fair values. The Company estimates the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. The Company determines the value of each option award that contains a market condition using a Monte Carlo Simulation valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718 “Compensation - Stock Compensation.” The assumptions used in calculating the fair value of share-based payment awards represent the Company’s best estimates. The Company’s estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option modifications, estimates of forfeitures, and the related income tax impact.

On November 25, 2015, the Company agreed to grant a total of 150,000 shares of restricted common stock to a financial consulting firm for its financial advisory services. The term of the service agreement is one year. The trading value of the Company’s common stock on November 25, 2015 was $1.77. For the three and six months ended September 30, 2016, $66,921 and $133,114 was recorded as a consulting expense.

On November 27, 2015, the Company granted a total of 735,000 shares of restricted common stock to its directors, officers and certain employees under the Company’s 2010 Equity Incentive Plan, as amended (the “Plan”). The stock awards vests in one year. The trading value of the Company’s common stock on November 27, 2015 was $1.76. For the three and six months ended September 30, 2016, 326,058 and $648,572 was recorded as service compensation expense.

On June 7, 2016, the Company granted a total of 8,000 shares of restricted common stock to Taylor Raffery, an investor relation firm, for its marketing services. The trading value of the Company’s common stock in June 2016 was $1.60. Taylor Raffery’s service ended in June 2016. As a result, for the three and six months ended September 30, 2016, $0 and $12,800 was recorded as a consulting expense.

On June 3, 2016, the Company granted a total of 1,630,000 shares of restricted common stock to its key employees in retail drugstores and online pharmacy under the Company’s 2010 Equity Incentive Plan, as amended. The stock awards vests in three year. The trading value of the Company’s common stock on June 3, 2016 was $1.62. For the three and six months ended September 30, 2016, $221,859 and $286,970 was recorded as service compensation expense.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests in three years on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the three months ended September 30, 2016 and 2015, $124,033 and $124,033 was recorded as compensation expense. For the six months ended September 30, 2016 and 2015, $248,066 and $248,066 was recorded as compensation expense. As of September 30, 2016, there was approximately $0.56 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 1.13 years.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and six months ended September 30, 2016 and 2015, the Company did not make appropriations to the statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 19 – INCOME PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Net income attributable to controlling interest	$97,870	$151,175	$229,023	$261,786
Weighted average shares used in basic computation	19,375,773	16,537,461	18,239,065	16,096,406
Diluted effect of purchase options and warrants	-	51,099	-	51,099
Diluted effect of restricted shares	-	-	-	-
Weighted average shares used in diluted computation	19,375,773	16,588,560	18,239,065	16,147,505
Income per share – Basic:
Net income before noncontrolling interest	$0.01	$0.01	$0.01	$0.02
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net income attributable to controlling interest	$0.01	$0.01	$0.01	$0.02
Loss per share – Diluted:
Net income before noncontrolling interest	$0.01	$0.01	$0.01	$0.02
Add: Net income attributable to noncontrolling interest	$-	$-	$-	$-
Net income attributable to controlling interest	$0.01	$0.01	$0.01	$0.02

For the three and six months ended September 30, 2016, the 967,000 shares underlying employee stocks options and 600,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive. For the three and months ended September 30, 2015, no warrants were excluded from the calculation of diluted earnings per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operation for the three months ended September 30, 2016:

	Retail drugstores	Online Pharmacy	Drug wholesale		Herb farming	Total
Revenue	$12,806,987	$3,783,725	$3,570,123		$-	$20,160,835
Cost of goods	9,037,377	3,386,588	3,383,863		-	15,807,828
Gross profit	$3,769,610	$397,137	$186,260		$-	$4,353,007
Selling expenses	2,192,969	450,866	379,487		-	3,023,322
General and administrative expenses	1,652,375	-	(276,910	)*	7,185)	1,382,650
(Loss) income from operations	$(75,734)	$(53,729)	$83,683		$(7,185)	$(52,965)
Depreciation and amortization	$466,051	$-	$6,644		$-	$472,695
Total capital expenditures	$40,084	$-	$-		$-	$40,084

*      includes the accounts receivable and advance to suppliers allowance reversal of $318,789.

The following table presents summarized information of the continuing operations by segment for the three months ended September 30, 2015:

	Retail drugstores	Online Pharmacy	Drug wholesale		Herb farming	Total
Revenue	$13,103,135	$6,558,407	$2,916,084		$-	$22,577,626
Cost of goods	10,177,989	5,737,312	2,685,318		-	18,600,619
Gross profit	$2,925,146	$821,095	$230,766		$-	$3,977,007
Selling expenses	3,230,986	51,462	136,307		-	3,418,755
General and administrative expenses	1,191,832	214,315	(47,827	)*	(518,478)	839,842
(Loss) income from operations	$(1,497,672)	$555,318	$142,286		$518,478)	$(281,590)
Depreciation and amortization	$134,720	$-	$130,103		$79,209	$344,032
Total capital expenditures	$6,200	$690	$(83)		$-	$6,807

*    includes the accounts receivable and advance to suppliers allowance reversal of $850,079.

The following table presents summarized information of the continuing operation by segment for the six months ended September 30, 2016:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$25,515,229	$8,854,804	$6,726,717	$-	$41,096,750
Cost of goods	18,124,144	7,800,678	6,337,117	-	32,261,939
Gross profit	$7,391,085	$1,054,126	$389,600	$-	$8,834,811
Selling expenses	4,401,929	912,912	391,202	-	5,706,043
General and administrative expenses	3,180,948	-	108,476	11,708	3,301,132
(Loss) income from operations	$(191,792)	$141,214	$(110,078)	$(11,708)	$(172,364)
Depreciation and amortization	$412,859	$-	$53,711	$-	$466,570
Total capital expenditures	$49,298	$-	$-	$-	$49,298

*     includes the accounts receivable and advance to suppliers allowance reversal of $280,645.

The following table presents summarized information of the continuing operation by segment for the six months ended September 30, 2015:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$25,274,023	$12,524,175	$6,090,720	$-	$43,888,918
Cost of goods	19,215,883	10,681,595	5,638,750	-	35,536,228
Gross profit	$6,058,140	$1,842,580	$451,970	$-	$8,352,690
Selling expenses	5,805,454	458,712	250,958	-	6,515,124
General and administrative expenses	2,291,554	445,930	(467,225)	(510,187)	1,760,072
(Loss) income from operations	$(2,038,868)	$937,938	$668,237	$510,187	$77,494
Depreciation and amortization	$329,727	$-	$273,609	$160,503	$763,839
Total capital expenditures	$93,132	$6,669	$6,399	$-	$106,200

*     includes the accounts receivable and advance to suppliers allowance reversal of $1,586,818.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Prescription drugs	$4,097,127	$4,789,007	$8,368,229	$9,435,383
Over-the-counter drugs	5,188,201	5,436,301	10,063,556	10,332,993
Nutritional supplements	965,346	1,029,519	2,142,086	1,940,130
Traditional Chinese medicine	1,120,808	1,276,488	2,049,831	2,412,997
Sundry products	223,799	341,663	478,357	603,710
Medical devices	1,176,034	230,157	2,377,497	548,810
Total	$12,771,315	$13,103,135	$25,479,556	$25,274,023

The Company’s net revenue from external customers through online pharmacy by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Prescription drugs	$-	$-	$-	$-
Over-the-counter drugs	1,309,143	1,730,043	2,946,434	3,610,327
Nutritional supplements	536,456	559,390	1,444,479	1,073,134
Traditional Chinese medicine	-	-	-	-
Sundry products	405,341	2,587,169	1,071,504	3,814,123
Medical devices	1,532,784	1,681,805	3,392,386	4,026,592
Total	$3,783,724	$6,558,407	$8,854,803	$12,524,175

The Company’s net revenue from external customers through wholesale by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Prescription drugs	$1,948,879	$1,808,043	$3,846,484	$3,711,364
Over-the-counter drugs	1,621,129	1,077,992	2,840,030	2,274,770
Nutritional supplements	31,170	23,346	70,493	43,931
Traditional Chinese medicine	4,453	-	4,453	-
Sundry products	-	3,482	-	6,414
Medical devices	165	3,221	931	54,240
Total	$3,605,796	$2,916,084	$6,762,391	$6,090,720

Note 20 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending September 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2017	$2,684,661	$37,278	$74,556	$-	$2,796,495
2018	2,354,654	37,278	74,556	-	2,466,488
2019	1,842,029	37,278	74,556	-	1,953,863
2020	1,004,782	37,278	74,556	-	1,116,616
2021	370,069	12,426	24,852	-	407,347
Thereafter	515,510	-	-	-	515,510

Total rent expense amounted to $722,190 and $1,178,159 for the three months ended September 30, 2016 and 2015, respectively, and $1,477,442 and $2,427,544 for the six months ended September 30, 2016 and 2015, respectively.

Note 21 – SUBSEQUENT EVENTS

On October 11, 2016, the Company issued a total of 949,000 shares of common stock to Lei Liu, at $1.69 per share, the fair market value, or the closing stock price on Nasdaq on October 11, 2016, to offset the debts in the amount of $1,603,810 owed to Mr. Liu.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. We currently have 62 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the six months ended September 30, 2016, we have opened two new pharmacies.

Since May 2010, we have also been selling certain OTC drugs, medical devices, nutritional supplements and other sundry products online. Our online pharmacy sells through several third-party platforms such as Alibaba’s Tmall, JD.com and Amazon.com, and the Company’s own platform all over China. In fiscal year 2017, we plan to grow sales through our own platform by closely cooperating with commercial insurance companies and selling products to customers who have bought medical insurance from these commercial insurance companies. Additionally, in order to keep top rankings in certain third-party platforms such as Tmall, we plan to spend reasonable resources in marketing our products through these third-party platforms.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM but have not incurred sales in the three months ended September 30, 2016.

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

Results of Operations

Comparison of three months ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016		2015
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$20,160,835	100.0%	$22,577,626	100.0%
Gross profit	$4,353,007	21.59%	$3,977,007	17.6%
Selling expenses	$3,023,322	15.0%	$3,418,755	15.1%
General and administrative expenses	$1,382,650	6.8%	$839,842	3.7%
Loss from operations	$(52,965)	(0.2)%	$(281,590)	(1.2)%
Interest income	$61,035	0.3%	$115,740	0.5%
Interest expenses	$(430)	0.0%	$5,925	0.0%
Other income, net	$17,425	(0.1)%	$193,800	(0.9)%
Change in fair value of purchase option derivative liability	$90,289	0.4%	$200,903	(0.9)%
Income tax expense (benefit)	$17,484	(0.1)%	$(38,062)	(0.2%
Net income	$97,870	0.5%	$151,175	(0.7)%

Revenue

Primarily due to the decline in our online pharmacy business, revenue decreased by $2,416,791 or 10.7% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, partially offset by the increase in our wholesale business. The following table breaks down the revenue for our four business segments for the three months ended September 30, 2016 and 2015:

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016		2015
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$12,806,987	63.5%	$13,103,135	58.1%	$(296,148)	(2.3)%
Revenue from online sales	3,783,725	18.8%	6,558,407	29.0%	(2,774,682)	(42.3)%
Revenue from wholesale business	3,570,123	17.7%	2,916,084	12.9%	654,039	22.4%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$20,160,835	100.0%	$22,577,626	100.0%	$(2,416,791)	(10.7)%

Retail drugstores sales, which accounted for approximately 63.5% of total revenue for the three months ended September 30, 2016, decreased by $296,148, or 2.3% compared to the three months ended September 30, 2015, to $12,806,987. Same-store sales decreased by approximately $1,278,023, or 10.2%, while new stores contributed approximately $ 109,939 in revenue in the three months ended September 30, 2016. Excluding the RMB depreciation effect, the same store sales decreased by approximately 6.0% period over period. Due to the G20 summit held in Hangzhou in September 2016, the local government has significantly tightened its security requirements in the quarter ended September 30, 2016. For instance, local policemen make multiple detail security checks on people in the street and the community. As a result, more and more migrants from other areas in China, such as businessman and labors, choose to leave temporarily. As these migrants represent a large population in the City, our sales to this group of people were curtailed. In the long run, the same store sales are expected to grow due to the increasing demand on healthcare products in China. As soon as the summit was over, we have accelerated our marketing activities and expect a strong sale rebound in the third quarter. On the other side, we have created a new chronic disease management team and a supporting system. Customers enrolled in our chronical disease management program usually become loyal to our store service and tend to make continuous and more purchase. In order to promote our same-store sales growth, we implemented certain operational strategies such as increasing product adaptability to community demand, providing access to mobile payments, launching in-pharmacy virtual doctor clinics and close cooperating with certain reputable vendors to promote sales of their brand name products. Our store count increased to 62 as of September 30, 2016, compared to 59 stores as of September 30, 2015, as an effect of opening three stores in fiscal 2017.

Our online pharmacy sales decreased by approximately $2,774,682, or 22.4% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The decrease was mainly caused by the decline in business referred from Yikatong and decline in our sale via e-commerce platforms, as further explained below, during this quarter. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. we put our products on e-commerce platforms, including Tmall at Alibaba, JD.com and www.yhd.com. Such arrangements have exposed our online presence to a wider consumer base. In order to increase the popularity of our products, we have made considerable efforts identifying popular products that can drive sales, while we keep close watch on the cost. However, due to the CFDA suspension of OTC drugs sales on e-commerce platforms such as Alibaba in the second quarter, our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 28.1% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counterpart the decline in sale of OTC drug category. In addition, we are actively searching for experienced e-commerce experts in Hangzhou. We expect our e-commerce platform sales will pick up in the future.

Due to the decline in business referred from “Yikatong”, the popular pharmacy and health insurance benefit card, the sales on our own official website for the three months ended September 30, 2016 decreased by $1.4 million or 79.6% as compared to the three months ended September 30, 2015. Yikatong is run by a Pharmacy Benefit Management (“PBM”) provider in China. In fiscal 2016, we created strategic alliance with the PBM provider. However, in order to maximize its profit, the PBM provider chose to create its own online pharmacy to sell products referred from Yikatong. In order to grow its own online pharmacy, the PMB provider actively directed Yikatong customers to purchase products on its online pharmacy. As a result, the sales on our own official website declined dramatically. In order to offset the negative effect, we had been actively working with a similar vendor, who may refer to us a big customers pool in the near future. If we are able to retain the new vendor, our own website sale will continue to grow in the future.

Wholesale revenue increased by $654,039 or 22.4%, primarily due to marketing efforts of certain new salespersons. However, at present, the majority of drug sales still occur at hospitals in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals. Until we can establish a new customer base and are granted a status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to increase significantly in the immediate future.

In the three months ended September 30, 2016 and 2015, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the three months ended September 30, 2016, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $376,000 or 9.5% period over period primarily as a result of an increase in gross margin of retail drugstores sale.  At the same time, gross margin increased from 17.6% to 21.6% due to higher retail profit margins.  The average gross margins for each of our four business segments are as follows:

	Three months ended September 30,
	2016	2015
Average gross margin for retail drugstores	29.4%	22.3%
Average gross margin for online sales	10.5%	12.5%
Average gross margin for wholesale business	5.2%	7.9%
Average gross margin for farming business	N/A	N/A

Retail gross margin increased primarily because of more vendor rebates attributable to our focused marketing efforts in promoting brand-name products with large pharmaceutical suppliers, continuous efforts to renegotiate prices with our suppliers periodically, and selection of certain higher profit margin products. Instead of labeling our own products, we focused on promoting brand name products. We believe selling brand name products will increase our store popularity and customer loyalty. As a result, we achieved significant sales volume with certain brand pharmaceutical suppliers and received their considerable rebates. Additionally, we have been searching for ways to improve our profit margin. From time to time, we compared existing products among our suppliers to squeeze lower cost. Because local hospitals are required to sell certain drugs listed in CFDA list at a set cost, these drugs are sold at extremely low profit margin from our stores. We actively search for and sell alternative drugs with better treatment effect and higher profit margin.

Gross margin of online pharmacy sales decreased primarily because of the decline in our sales via our own official website, as well as promotion of certain products sales at low profit margin. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. The sales on our own official website usually has higher profit margin because customers referred by Yikatong and commercial insurance companies are premium customers who can afford premium products with higher profit margin. As described in the above, Yikatong has cut its customers sources to our online pharmacy. As a result, our average profit margin was affected. On the other hand, we promoted certain products such as health herb tea on our own website at low margin in the three months ended September 30, 2016. As a result, our overall online sales profit margin declined in this quarter.

  Wholesale gross margin decreased primarily as a result of different products we carried and sold to certain pharmaceutical vendors. Although we tried marketing our products to major local hospitals and other pharmacies, we had not been able to make significant progress. Until we are able to obtain status as provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to keep low profit margin in order to drive sales.

Selling and Marketing Expenses

  Sales and marketing expenses decreased by $395,433 or 11.6% period over period, primarily attributable to rental savings. As online shopping becomes very popular in China, the value of physical commercial shop site has declined. We were able to renegotiate with certain landlords to cut our rental expense when leases come to renewal. However, due to the decrease in overall sale, such expenses as a percentage of our revenue only slightly decreased to 15.0%, from 15.1% for the same period a year ago. We expect future sales and marketing expenses to not deviate significantly from the current level.

General and Administrative Expenses

General and administrative expenses increased by $542,808 or 64.4% period over period.  Such expenses as a percentage of revenue increased to 6.9% from 3.7% for the same period a year ago.  The increase in absolute dollars reflects accounts receivable and advances to vendors allowance reversal of $253,431 in the three months ended September 30, 2016 as compared to reversal of $850,079 in the three months ended September 30, 2015. The difference was caused by the fact that we were able to collect certain remaining aged accounts receivable and advances to suppliers accounts in the three months ended September 30, 2015. Excluding such an effect, general and administrative expense slightly decreased by $53,840.

Income (Loss) from Operations

As a result of the above, we had loss from operations of $52,965, as compared to loss from operations of $281,590 a year ago. Our operating margin for the three months ended September 30, 2016 and 2015 was (0.3)% and (1.2)%, respectively.

Income Taxes

Our income tax expense increased by $55,546 period over period due to increase in retail sales profit.

Net Income

As a result of the foregoing, net income decreased by $53,305 period over period.

Comparison of six months ended September 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended September 30, 2016 and 2015:

	Six months ended September 30,
	2016		2015
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$41,096,750	100.0%	43,888,918	100.0%
Gross profit	$8,834,811	21.5%	8,352,690	19%
Selling expenses	$5,706,043	13.9%	6,515,124	14.8%
General and administrative expenses	$3,301,132	8%	1,760,072	4%
Income (loss) from operations	$(172,364)	(0.4)%	77,494	(0.2)%
Interest Income	285,457	0.7%	190,737	0.4%
Interest Expenses	(869)	0.0%	(154,006)	(0.4)%
Other (expense), net	$104,624	0.2)%	70,351	(0.2)%
Change in fair value of purchase option derivative liability	$58,093	0.1%	158,066	(0.4)%
Income tax expense	$45,918	0.1%	44,125	0.1%
Net income attributable to controlling interest	$229,023	0.6%	261,786	(0.3)%
Net income (loss) attributable to noncontrolling interest	$-	(0.0)%	-	(0.0)%

Revenue

Primarily due to the decline in our online pharmacy business, our revenue decreased by $2,792,168 or 6.4% for the six months ended September 30, 2016, as compared to the six months ended September 30, 2015, partially offset by the increase in our wholesale business. The following table breaks down the revenue for our four business segments for the three months ended September 30, 2016 and 2015.

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the six months ended September 30, 2016 and 2015:

	Six months ended September 30,
	2016		2015
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$25,515,229	62.1%	$25,274,023	57.6%	$241,206	1.0%
Revenue from online sales	8,854,804	21.5%	12,524,175	28.5%	(3,669,371)	(29.3)%
Revenue from wholesale business	6,726,717	16.4%	6,090,720	13.9%	635,997	10.4%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$41,096,750	100.0%	$43,888,918	100.0%	$(2,792,168)	(6.4)%

Retail drugstores sales, which accounted for approximately 62.1% of total revenue for the six months ended September 30, 2016, increased by $241,206, or 1.0% compared to the six months ended September 30, 2015, to $25,515,229. Same-store sales decreased by approximately $1,543,340, or 6.4%, while new stores contributed approximately $133,065 in revenue in the six months ended September 30, 2016. Excluding the RMB depreciation effect, the same store sales decreased by approximately 0.1% period over period. Due to the G20 summit held in Hangzhou in September 2016, the local government has significantly tightened its security requirements in the quarter ended September 30, 2016 and more and more migrants from other areas in China, such as businessman and labors, choose to leave temporarily. As these migrants represent a large population in the City, our sales to this group of people were curtailed. In the long run, the same store sales are expected to grow due to the increasing demand on healthcare products in China. Immediately after the summit was over, we have accelerated our marketing activities and expect a sale rebound in the third quarter. On the other side, we have created a new chronic disease management team and a supporting system. Customers enrolled in our chronic disease management program usually become loyal to our store service and tend to make continuous and more purchase. In order to promote our same-store sales growth, we implemented certain operational strategies such as increasing product adaptability to community demand, providing access to mobile payments, launching in-pharmacy virtual doctor clinics and close cooperating with certain reputable vendors to promote sales of their brand name products. Our store count increased to 62 as of September 30, 2016, compared to 59 stores as of September 30, 2015, as an effect of opening six stores in fiscal 2017.

Our online pharmacy sales decreased by approximately $3,669,371, or 29.3% for the six months ended September 30, 2016, as compared to the six months ended September 30, 2015. The decrease was mainly caused by the decline in business referred from Yikatong and decline in our sale via e-commerce platforms, as further explained below. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. we put our products on e-commerce platforms, including Tmall at Alibaba, JD.com and www.yhd.com. Such arrangements have exposed our online presence to a wider consumer base. In order to increase the popularity of our products, we have made considerable efforts identifying popular products that can drive sales, while we keep close watch on the cost. However, due to the CFDA suspension of OTC drugs sales on e-commerce platforms such as Alibaba in the second quarter, our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 5.3% period over period. Excluding the RMB depreciation effect, our sales via these e-commerce platforms increased by approximately 1.0% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counterpart the decline in sale of OTC drug catagory. In addition, we are actively searching for experienced e-commerce experts in Hangzhou, which is well-known as an e-commerce innovator in China. We expect our e-commerce platform sales will pick up in the future.

Due to the decline in business referred from “Yikatong”, the popular pharmacy and health insurance benefit card, the sales on our own official website for the six months ended September 30, 2016 decreased by $3.2 million or 71.7% as compared to the six months ended September 30, 2015. Yikatong is run by a Pharmacy Benefit Management (“PBM”) provider in China. In fiscal 2016, we created strategic alliance with the PBM provider. However, in order to maximize its profit, the PBM provider chose to create its own online pharmacy to sell products referred from Yikatong. In order to grow its own online pharmacy, the PMB provider actively directed Yikatong customers to purchase products on its online pharmacy. As a result, the sales on our own official website declined dramatically. In order to offset the negative effect, we had been actively working with a similar vendor, who may refer to us a big customers pool in the near future. If we are able to retain the new vendor, our own website sale will continue to grow in the future.

Wholesale revenue increased by $635,997 or 10.4%, primarily due to marketing efforts of certain new salespersons. However, at present, the majority of drug sales still occur at hospitals in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals. Until we can establish a new customer base and are granted a status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to increase significantly in the immediate future.

In the six months ended September 30, 2016 and 2015, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the six months ended September 30, 2016, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $482,121 or 5.8% period over period primarily as a result of an increase in gross margin of retail drugstores sale.  At the same time, gross margin increased from 19.0% to 21.5% due to higher retail profit margins.  The average gross margins for each of our four business segments are as follows:

	Six months ended September 30,
	2016	2015
Average gross margin for retail drugstores	29.0%	24.0%
Average gross margin for online sales	11.9%	14.7%
Average gross margin for wholesale business	5.8%	7.4%
Average gross margin for farming business	N/A	N/A

Retail gross margin increased primarily because of more vendor rebates attributable to our focused marketing efforts in promoting brand-name products with large pharmaceutical suppliers, continuous efforts to renegotiate prices with our suppliers periodically, and selection of certain higher profit margin products. Instead of labeling our own products, we focused on promoting brand name products. We believe selling brand name products will increase our store popularity and customer loyalty. As a result, we achieved significant sales volume with certain brand pharmaceutical suppliers and received their considerable rebates. Additionally, we have been searching for ways to improve our profit margin. From time to time, we compared existing products among our suppliers to squeeze lower cost. Because local hospitals are required to sell certain drugs listed in CFDA list at a set cost, these drugs are sold at extremely low profit margin from our stores. We actively search for and sell alternative drugs with better treatment effect and higher profit margin.

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

Wholesale gross margin decreased primarily as a result of different products we carried and sold to certain pharmaceutical vendors. Although we tried marketing our products to major local hospitals and other pharmacies, we had not been able to make significant progress. Until we are able to obtain status as provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to keep low profit margin in order to drive sales.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $809,081 or 12.4% period over period, primarily attributable to rental savings. As online shopping becomes very popular in China, the value of physical commercial shop site has declined. We were able to renegotiate with certain landlords to cut our rental expense when leases come to renewal. However, due to the decrease in overall sale, such expenses as a percentage of our revenue only slightly decreased to 14.8%, from 13.9% for the same period a year ago. We expect future sales and marketing expenses to not deviate significantly from the current level.

General and Administrative Expenses

General and administrative expenses increased by $1,541,060 or 87.6% period over period.  Such expenses as a percentage of revenue increased to 8.0% from 4.0% for the same period a year ago.  The increase in absolute dollars reflects accounts receivable and advances to vendors allowance reversal of $253,431 in the three months ended September 30, 2016 as compared to reversal of $1,586,818 in the three months ended September 30, 2015. The difference was caused by the fact that we were able to collect certain remaining aged accounts receivable and advances to suppliers accounts in the three months ended September 30, 2015. Excluding such an effect, general and administrative expense slightly decreased by $53,840.

Income (Loss) from Operations

As a result of the above, we had loss from operations of $172,364, as compared to income from operations of $77,494 a year ago.  Our operating margin for the six months ended September 30, 2016 and 2015 was (0.4)% and 0.2%, respectively.

Income Taxes

Our income tax expense increased by $1,793 period over period due to overall increase in operation income in retail profit.

Net Income (Loss)

As a result of the foregoing, net income decreased by $32,763 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From d ate of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$7,877,366	$468,908	$1,389,535	$-	$9,735,809
4- 6 months	19,626	37,599	126,816	-	184,041
7- 12 months	6,171	10,897	387,726	-	404,794
Over one year	9,128	5,464	1,378,476	1,199	1,394,267
Allowance for doubtful accounts	(76,907)	(16,392)	(1,553,802)	(1,199)	(1,648,300)
Total accounts receivable	$7,35,384	$506,476	$1,728,751	$-	$10,070,611

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  In the three and six months ended September 30, 2016, we wrote off an approximately $30,790 and $63,382 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

Accounts receivable from our online pharmacy business mainly consist of collectibles from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us in times ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as pharmaceutical distributors. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. Furthermore, the new management team expended significant efforts in clearing outstanding balances with certain customers and suppliers. In the six months ended September 30, 2016, we were able to continually collect certain aged accounts. As a result, we reversed approximately $280,645 in allowance.

Subsequent to September 30, 2016 and through October 31, 2016, we collected approximately $2.6 million in receivables relating to our drugstore business, approximately $1.4 million in receivables relating to our online pharmacy business, approximately $0.2 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$531,413	$-	$2,800,310	$-	$3,331,723
4- 6 months	-	-	157,760	-	157,760
7- 12 months	-	-	356,435	-	356,435
Over one year	-	-	74,521	-	74,521
Allowance for doubtful accounts	(22,855)	-	(252,986)	-	(275,841)
Total advances to suppliers	$508,558	$-	$3,136,040	$-	$3,644,598

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchase on certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of September 30, 2016.

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

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	Six months ended September 30,
	2016	2015
Net cash provided by operating activities	$455,060	$1,499,807
Net cash provided by investing activities	$303,280	$1,074,210
Net cash provided by financing activities	$1,110,050	$300,640

For the six months ended September 30, 2016, cash provided by operating activities amounted to $455,060, as compared to $1,499,807 a year ago.  The change is primarily attributable to a decrease in cash provided by accounts receivable of $2,906,545, a decrease in cash provided by change of inventories and biological assets of $1,986,933, offset by an increase in cash provided by the change of bad debt direct write-off and provision of $ 1,363,421.

For the six months ended September 30, 2016, net cash provided by investing activities amounted to $303,280, as compared to $1,074,210, used in investing activities a year ago. The change is attributable to the pay back of financial assets available for sale in the six months ended September 30, 2015.

For the six months ended September 30, 2016, net cash provided by financing activities amounted to $1,110,050, as compared to $300,640 a year ago.

As of September 30, 2016, we had cash of approximately $8,352,091. Our total current assets as of September 30, 2015, were $46,427,001 and total current liabilities were $40,484,031, which resulted in a working capital of $5,942,970.

On July 23, 2015, we completed a registered direct placement with a single health-care focused institutional investor for the purchase of an aggregate of $3 million of its common stock at a price of $2.50 per share and net proceeds of approximately $2.7 million after deducting commissions and all other expenses. As of September 30, 2016, we had approximately $6.65 million bank credit line was still available for further borrowing. We believe that the foregoing sources will collectively provide sufficient liquidity for us to meet our liquidity and capital obligations for the next twelve months. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending September 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2017	$2,684,661	$37,278	$74,556	$-	$2,796,495
2018	2,354,654	37,278	74,556	-	2,466,4881
2019	1,842,029	37,278	74,556	-	1,953,863
2020	1,004,782	37,278	74,556	-	1,116,616
2021	370,069	12,426	24,852	-	407,347
Thereafter	515,510	-	-	-	515,510

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	September 30, 2016	March 31, 2015	September 30, 2015
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1499	USD1: RMB 0.1551	USD1: RMB 0.1572

Amounts included in the statement of Operations and statement of cash flows for the period/year ended	USD1: RMB 0.1515	USD1: RMB 0.1582	USD1: RMB 0.1617

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weaknesses in internal control over financial reporting as following:

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: November 14, 2016	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document