Form 10-Q
period 2016-12-31
CHINA JO-JO DRUGSTORES, INC.
filed 2017-02-10
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 9, 2017, the registrant had 25,214,678 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED December 31, 2016

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

CHINA JO-JO DRUGSTORES, INC AND SUBSIDIARIES

condensed CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2016	2016
ASSETS
CURRENT ASSETS
Cash	$4,643,349	$6,671,873
Financial assets available for sale	-	465,165
Restricted cash	8,980,544	13,747,990
Notes receivable	42,740	15,506
Trade accounts receivable, net	9,441,386	8,054,597
Inventories	10,565,855	10,802,691
Other receivables, net	1,440,641	1,376,468
Advances to suppliers, net	3,839,635	4,230,665
Other current assets	1,483,431	1,518,048
Total current assets	40,437,581	46,883,003

PROPERTY AND EQUIPMENT, net	4,607,201	5,543,076

OTHER ASSETS
Long-term investment	40,131	108,539
Farmland assets	1,484,987	1,562,205
Long term deposits	2,277,120	2,452,056
Other noncurrent assets	2,727,401	2,595,129
Intangible assets, net	2,706,919	2,928,779
Total other assets	9,236,558	9,646,708

Total assets	$54,281,340	$62,072,787

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term loan payable	$28,799	$31,011
Accounts payable, trade	14,402,089	16,667,396
Notes payable	12,215,720	17,595,634
Other payable	2,064,231	1,917,821
Other payable - related parties	922,192	2,199,775
Customer deposits	2,485,944	2,610,151
Taxes payable	594,315	483,770
Accrued liabilities	577,418	615,056
Total current liabilities	33,290,708	42,120,614

Warrant liability	510,859	636,301
Total liabilities	33,801,567	42,756,915

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of December 31, 2016 and March 31, 2016
Common stock; $0.001 par value; 250,000,000 shares authorized; 20,374,678 and 17,735,504 shares issued and outstanding as of December 31, 2016 and March 31, 2016	20,375	17,736
Additional paid-in capital	25,597,019	22,088,267
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(7,562,837)	(6,957,053)
Accumulated other comprehensive income	1,116,107	2,857,813
Total stockholders' equity	20,479,773	19,315,872

Total liabilities and stockholders' equity	$54,281,340	$62,072,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended December 31,		For the nine months ended December 31,
	2016	2015	2016	2015
REVENUES, NET	$20,610,024	$24,708,046	$61,706,774	$68,596,964

COST OF GOODS SOLD	16,426,153	19,860,713	48,688,092	55,396,941

GROSS PROFIT	4,183,871	4,847,333	13,018,682	13,200,023

SELLING EXPENSES	3,570,182	3,286,637	9,276,225	9,801,761
GENERAL AND ADMINISTRATIVE EXPENSES	1,451,849	1,868,448	4,752,981	3,628,520
TOTAL OPERATING EXPENSES	5,022,031	5,155,085	14,029,206	13,430,281

LOSS FROM OPERATIONS	(838,160)	(307,752)	(1,010,524)	(230,258)

INTEREST INCOME	54,003	62,337	339,460	253,074
INTEREST EXPENSE	(415)	(2,945)	(1,285)	(156,951)
OTHER INCOME (LOSS), NET	(99,485)	(349,514)	5,139	(315,894)

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	67,296	15,444	125,389	173,510

INCOME BEFORE INCOME TAXES	(816,761)	(582,430)	(541,821)	(276,519)

PROVISION FOR INCOME TAXES	18,045	35,099	63,963	79,224

NET LOSS	(834,806)	(617,529)	(605,784)	(355,743)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,768,854)	(268,795)	(1,741,706)	(1,043,348)

COMPREHENSIVE LOSS	$(2,603,660)	$(886,324)	$(2,347,490)	$(1,399,091)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	19,941,439	17,180,830	19,188,867	16,459,195
Diluted	19,941,439	17,180,830	19,188,867	16,459,195

EARNINGS PER SHARES:
Basic	$(0.04)	$(0.04)	$(0.02)	$(0.02)
Diluted	$(0.04)	$(0.04)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(605,784)	(355,743)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	891,542	1,163,994
Stock-based compensation	1,907,582	520,953
Bad debt provision	(505,117)	(1,369,786)
Change in fair value of warrant derivative liability	(125,441)	(173,510)
Change in operating assets:
Accounts receivable, trade	(1,130,490)	243,666
Notes receivable	(29,484)	99,199
Inventories	(555,388)	(413,472)
Other receivables	64,419	(142,734)
Advances to suppliers	(683,980)	(413,238)
Other current assets	(76,656)	678,339
Other noncurrent assets	(330,217)	-
Change in operating liabilities:
Accounts payable, trade	(1,119,770)	(93,695)
Other payables and accrued liabilities	296,298	277,298
Customer deposits	64,508	(1,146,504)
Taxes payable	150,910	205,734
Net cash used in operating activities	(1,787,068)	(919,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(115,463)	(171,314)
Decrease in Financial assets available for sale	449,403	1,279,200
Investment in a joint venture	(74,900)	(111,930)
Termination of a joint venture	69,802
Additions to leasehold improvements	(200,428)	-
Net cash provided by investing activities	128,414	995,956

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	-	23,115
Repayment of short-term bank loan	-	(55,095)
Change in restricted cash	3,939,366	(4,423,287)
Repayments of notes payable	(24,600,434)	(15,415,543)
Proceeds from notes payable	20,309,469	17,711,172
Proceeds from other payables-related parties	375,395	(179,934)
Proceeds from equity financing	-	2,699,500
Net cash provided by financing activities	23,796	359,928

EFFECT OF EXCHANGE RATE ON CASH	(393,666)	(120,694)
INCREASE IN CASH	(2,028,524)	315,691
CASH, beginning of period	6,671,873	4,023,581
CASH, end of period	$4,643,349	$4,339,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,348	$151,258
Cash paid for income taxes	$57,688	$48,424
Non-cash financing activities:
Issuance of common stocks to exchange for the debt to a shareholder	1,603,810	-
Issuance of stock purchase options to an investment bank	-	$147,728

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

The Company is a direct-to-consumer retailer, both online and offline, and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, a majority of which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements.

The Company’s offline retail business also includes four medical clinics operated through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. On December 18, 2013, Jiuzhou Service established, and held 51% of, Hangzhou Shouantang Health Management Co., Ltd. (“Shouantang Health”), a PRC company licensed to sell health care products. Shouantang Health was closed in April 2015. In May 2016, Hangzhou Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”) set up and held 49% of Hangzhou Kahamadi Bio-technology Co., Ltd.(“Kahamadi Bio”), a joint venture specialized in brand name development for nutritional supplements.

The Company’s license to distribute pharmaceuticals onlineis held by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”) and its online retail pharmacy business was primarily conducted through Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”), which provided technical, sales and logistic support. In May 2015, the Company established Zhejiang Jianshun Network Technology Co. Ltd(“Jianshun Network”), a joint venture with Shanghai Jianbao Technology Co., Ltd., in order to develop its online pharmaceutical sales for large commercial medical insurance companies.On December 25, 2016, as Shanghai Jianbao Technology ceased its strategic alliance with Jiuzhou Pharmacy, Jianshun Network was dissolved. On September 10, 2015, Renovation set up a new entity named Hangzhou JiuYi Medical Technology Co. Ltd. (“Jiuyi Technology”) to provide additional technical support such as webpage development to theonline pharmacy business. In November 2015, the Company sold all of the equity interests of Quannuo Technology to six individuals for approximately $17,121 (RMB107,074). After the sale, Quannuo Technology’s technical support services were transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on June 28, 2016. Operating results for the three and nine months ended December 31, 2016 may not be necessarily indicative of the results to be expected for the full year.

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

The Company's financial assets and liabilities, which include financial instruments as defined by ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 13). The carrying amount of the Company's derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). As of December 31 2016, the fair values of our derivative instruments that were carried at fair value (See Note 17).

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents	4,643,349	-	-	4,643,349
Notes payable	-	12,215,720	-	12,215,720
Warrants liability	-	510,859	-	510,859

Total	4,643,349	12,726,579	-	17,369,928

Revenue recognition

Revenue from sales of prescription medicine at the drugstores is recognized when the prescription is filled and the customer picks up and pays for the prescription.

Revenue from sales of other merchandise at the drugstores is recognized at the point of sale, which is when a customer pays for and receives the merchandise. Usually the majority of our merchandise, such as prescription and OTC drugs, are not allowed to be returned after the customers leave the counter. Return of other products, such as sundry products, are minimal. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. Based on historical experience, a reserve for potential loss from denial of reimbursement on certain unqualified drugs is made to the receivables from the government agency.

Revenue from medical services is recognized after the service has been rendered to a customer.

Revenue from online pharmacy sales is recognized when merchandise is shipped to customers. While most deliveries take one day, certain deliveries may take longer depending on a customer’s location. Any loss caused in a shipment will be reimbursed by the Company’s courier company. Our sales policy allows for the return of certain merchandises without reason within seven days after customer’s receipt of the applicable merchandise. A proper sales reserve is made to account for the potential loss from returns from customers. Historically, sales returns seven days after merchandise receipts have been minimal.

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

Restricted cash

The Company’s restricted cash consists of cash and long-term deposits in a bank as security for its notes payable. The Company has notes payable outstanding with the bank and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. The notes payable are generally short term in nature due to their short maturity period of six to nine months; thus, restricted cash is classified as a current asset.

Accounts receivable

Accounts receivable represents the following: (1) amounts due from banks relating to retail sales that are paid or settled by the customers’ debit or credit cards, (2) amounts due from government social security bureaus and commercial health insurance programs relating to retail sales of drugs, prescription medicine, and medical services that are paid or settled by the customers’ medical insurance cards, (3) amounts due from non-bank third party payment instruments such as Alipay and certain e-commerce platforms and (4) amounts due from non-retail customers for sales of merchandise.

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. In the Company’s retail business, accounts receivable mainly consist of reimbursements due from the government insurance bureaus and commercial health insurance programs and are usually collected within two or three months. The Company directly writes off delinquent account balances, which it determines to be uncollectible after confirming with the appropriate bureau or program each month. Additionally, the Company also makes estimated reserves on related outstanding accounts receivable based on historical trends.

In the Company’s online pharmacy business, accounts receivable primarily consist of amounts due from non-bank third party payment instruments such as Alipay and certain e-commerce platforms. To purchase pharmaceutical products from an e-commerce platforms such as Tmall, customers are required to submit payment to certain non-bank third party payment instruments, such as Alipay, which, in turn, reimburse the Company within seven days to a month. Except for customer returns of sold products, the receivables from these payments instruments are rarely uncollectible.

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

Advances to suppliers

Advances to suppliers consist of prepayments to our vendors, such as pharmaceutical manufacturers and other distributors. Since the acquisition of Jiuxin Medicine, we have transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only directly purchases certain non-medical products, such as certain nutritional supplements. As a result, almost all advances to suppliers are made by Jiuxin Medicine.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors, such as pharmaceutical manufacturers and other distributors. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from, and payments to, our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from such vendor, ask for return of our prepayment promptly, and if necessary, take legal action. If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the nine months ended December 31, 2016 (See Notes 6 and 9).

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

The Company has adopted FASB ASC Topic 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company performed a self-assessment and the Company’s liability for income taxes includes liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2016 and March 31, 2016, the management of the Company considered that the Company had no additional liabilities for uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended December 31, 2015 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended December 31, 2016 and 2015.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $121,140 and $156,911 for three months ended December 31, 2016 and 2015, respectively, and $303,626 and $354,964 for the nine months ended December 31, 2016 and 2015, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at December 31, 2016 and March 31, 2016 were translated at 1 RMB to 0.1440 USD and at 1 RMB to 0.1551 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the nine months ended December 31, 2016 and 2015 were at 1 RMB to 0.1498USD and at 1 RMB to 0.1582 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 77,528) per bank. As of December 31, 2016 and March 31, 2016, the Company had deposits totaling $13,623,893 and $20,419,863 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 71,997) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the three months ended December 31, 2016, two largest vendor accounted for 46.5% of the Company’s total purchases and one vendor accounted for 10.9% of the Company’s total advances to suppliers. For the three months ended December 31, 2015, one largest vendors accounted for 17.6% of the Company’s total purchases and two vendors accounted for 25.1% of total advances to suppliers.

For the nine months ended December 31, 2016, two largest vendors accounted for 41.0% of the Company’s total purchases and one vendor accounted for 10.9% of the Company’s total advances to suppliers. For the nine months ended December 31, 2015, one largest vendors accounted for 16.7% of the Company’s total purchases and two vendors accounted for 25.1% of total advances to suppliers.

For the three months and nine months ended December 31, 2016 and December 31, 2015, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

Recent Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the assumptions, models and methods for estimating expected credit losses. This ASU is effective for the Company beginning in the first quarter of 2020 and allows for early adoption beginning in the first quarter of the calendar year of 2019. The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements.

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” requiring the recognition of the income tax effects of stock awards in the income statement when the awards are settled and allowing the Company to repurchase more of an employee's shares than allowed under current guidance, without triggering liability accounting. This ASU also addresses simplifications related to statement of cash flows classification and accounting for forfeitures. This ASU is effective for the Company beginning in the first quarter of the fiscal year of 2018 and allows for early adoption. The Company is currently evaluating the impact this ASU will have on its Consolidated Financial Statements.

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

These ASUs are effective for the Company beginning in the first quarter of the fiscal year of 2019, allow for early adoption in the first quarter of 2017 and may be applied using either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the method of adoption and the impact these ASUs will have on its Consolidated Financial Statements.

NOTE 3 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of December 31, 2016 and March 31, 2016, financial assets available for sale amounted to $0 and $465,165 (RMB 3,000,000), respectively. On March 28, 2016, the Company purchased from Bank of Hangzhou a wealth-management product called “Lehui 2016”, which bears an annual interest rate of 4.15% and which came due and was paid back on September 26, 2016. The total principal is $465,165 (RMB 3,000,000) interest received is approximately $9,433.  It is a half-year deposit available to the Company at its demand.

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	December 31, 2016	March 31, 2016
Accounts receivable	$10,291,805	$10,153,840
Less: allowance for doubtful accounts	(850,419)	(2,099,243)
Trade accounts receivable, net	$9,441,386	$8,054,597

For the three months ended December 31, 2016 and 2015, $75,126 and $41,671 in accounts receivable were directly written off respectively. For the nine months ended December 31, 2016 and 2015, $138,508 and $133,544 in accounts receivable were directly written off respectively.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31, 2016	March 31, 2016
Prepaid rental expenses(1)	$1,082,492	$1,052,196
Prepaid and other current assets	400,939	465,852
Total	$1,483,431	$1,518,048

(1)	Represents store and office rental expenses that were usually prepaid and amortized over the prepayment period.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2016	March 31, 2016
Building	$1,543,902	$1,662,510
Leasehold improvements	11,622,751	12,308,190
Farmland development cost	1,722,069	1,854,364
Office equipment and furniture	5,273,441	5,560,171
Motor vehicles	580,740	624,235
Total	20,742,903	22,009,470
Less: Accumulated depreciation	(13,974,343)	(14,138,992)
Impairment*	(2,161,359)	(2,327,402)
Property and equipment, net	$4,607,201	$5,543,076

*      The variance of impairment from March 31, 2016 to December 31, 2016 is solely caused by exchange rate variance.

Total depreciation expense for property and equipment was $425,127 and $218,022 for the three months ended December 31, 2016 and 2015, respectively, and $878,106 and $966,040 for the nine months ended December 31, 2016 and 2015, respectively. There were no fixed assets impaired in the three and nine months ended December 31, 2016.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of December 31, 2016 and March 31, 2016, advance to suppliers consist of the following:

	December 31, 2016	March 31, 2016
Advance to suppliers	$4,684,312	$4,336,207
Less: allowance for doubtful accounts	(844,677)	(105,542)
Advance to suppliers, net	$3,839,635	$4,230,665

For the three and nine months ended December 31, 2016 and 2015, none of the advances to suppliers were written off against previous allowance for doubtful accounts, respectively.

Note 8 – INVENTORY

Inventory consisted of finished goods, valued at $10,565,855 and $10,802,691 as of December 31, 2016 and March 31, 2016, respectively. As the sales in the first two fiscal quarters were affected by the G20 summit in Hangzhou, the Company planned to implement a sales campaign in the third quarter and prepared more inventory. Because suppliers usually provide a higher discount and rebate rate if more inventory is purchased in bulk, the Company tends to purchase more inventory to maximize its profit margin. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration date to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made as of December 31, 2016 and March 31, 2016.

Note 9 – FARMLAND ASSETS

Farmland assets are ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of December 31, 2016 and March 31, 2016, farmland assets consisted of the following:

	December 31,	March 31,
	2016	2016
Farmland assets	$2,213,058	$2,346,209
Less: Impairment*	(728,071)	(784,004)
Farmland assets, net	$1,484,987	$1,562,205

*      The estimated fair value is estimated to be lower than its investment value as of December 31, 2016 and March 31, 2016.

Note 10 – LONG TERM DEPOSITS, LANDLORDS

As of December 31, 2016 and March 31, 2016, long term deposits amounted to $2,277,120 and $2,452,056, respectively. Long term deposits are money deposited with, or advanced to, landlords for securing retail store leases for which the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum of nine months’ rent being paid upfront plus additional deposits.

Note 11 – OTHER NONCURRENT ASSETS

	December 31,	March 31,
	2016	2016
Prepayment for headquarter office(1)	$336,944	$-
Prepayment for lease of land use right(2)	2,390,457	2,595,129
Other noncurrent assets	$2,727,401	$2,595,129

(1) As of December 31, 2016, a total of $584,688 (RMB3,900,000) was prepaid as headquarter office rental for five years from January 1, 2016 to December 31, 2020. As of December 31, 2016, prepaid rental for less than one year was classified as current assets, the remaining balance of $336,944 was classified as noncurrent assets.

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

The amortization of the prepayment for the lease of land use right was approximately $15,107 and $16,137 for the three months ended December 31, 2016 and 2015, respectively. The amortization of the prepayment for the lease of land use right was approximately $46,396 and $49,524 for the nine months ended December 31, 2016 and 2015, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending December 31,	Amount
2017	$61,861
2018	61,861
2019	61,861
2020	61,861
2021	61,861
Thereafter	1,149,282

Note 12 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	December 31, 2016	March 31, 2016
License (1)	$1,383,773	$1,482,492
Land use rights (2)	1,404,155	1,512,027
Total intangible assets	2,787,928	2,994,519
Less: accumulated amortization	(81,009)	(65,740)
Intangible assets, net	$2,706,919	$2,928,779

Amortization expense of intangibles amounted to $7,542 and $6,720 for the three months ended December 31, 2016 and 2015, respectively, and $21,133 and $22,541for the nine months ended December 31, 2016 and 2015, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy. The licenses allow patients to pay by using insurance cards at stores and the stores can get reimbursed from the Human Resource and Social Security Department of Hangzhou City.

(2)	In July 2013, the Company purchased the land use right of a plot of farmland in Lin’ an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in near future.

Note 13 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”), Industrial and Commercial Bank of China (“ICBC”) and Zhejiang Tailong Commercial Bank (“ZTCB”) that provided working capital in the form of the following bank acceptance notes at December 31, 2016 and March 31, 2016:

		Origination	Maturity	December 31,	March 31,
Beneficiary	Endorser	date	date	2016	2016
Jiuzhou Pharmacy(1)	HUB	04/22/15	04/21/16	-	1,550,550
Jiuzhou Pharmacy(1)	HUB	04/29/15	04/28/16	-	3,333,683
Jiuzhou Pharmacy(1)	HUB	10/09/15	04/09/16	-	1,708,706
Jiuzhou Pharmacy(1)	HUB	11/02/15	05/02/16	-	2,553,756
Jiuzhou Pharmacy(2)	BOH	12/27/15	05/27/16	-	1,592,415
Jiuzhou Pharmacy(1)	HUB	12/28/15	06/28/16	-	2,741,372
Jiuzhou Pharmacy(2)	BOH	12/29/15	06/29/16	-	58,913
Jiuzhou Pharmacy(3)	ICBC	02/03/16	08/03/16	-	1,307,114
Jiuzhou Pharmacy(1)	HUB	03/07/16	09/07/16	-	2,749,125
Jiuzhou Pharmacy(1)	HUB	08/05/16	02/05/17	1404,336	-
Jiuzhou Pharmacy(1)	HUB	08/29/16	02/28/17	2,501,977	-
Jiuzhou Pharmacy(1)	HUB	10/09/16	04/09/17	1,742,315	-
Jiuzhou Pharmacy(1)	HUB	10/09/16	04/09/17	339,036	-
Jiuzhou Pharmacy(1)	HUB	11/08/16	05/08/17	1,624,770	-
Jiuzhou Pharmacy(1)	HUB	11/11/16	05/11/17	312,465	-
Jiuzhou Pharmacy(1)	HUB	12/06/16	06/05/17	1,496,392	-
Jiuzhou Pharmacy(1)	HUB	12/29/16	06/29/17	1,196,107	-
Jiuzhou Pharmacy(1)	HUB	12/29/16	06/29/17	1,022,350	-
Jiuzhou Pharmacy(1)	ZTCB	12/27/16	06/27/17	575,972	-

Total				$12,215,720	$17,595,634

(1)	As of March 31, 2016, the Company had $14,696,105 (RMB94,779,950) of notes payable from HUB. The Company is required to hold restricted cash of $11,278,693 (RMB72,739,950) with HUB as collateral against these bank notes. As of December 31, 2016, the Company had $11,639,748 (RMB 80,835,515.2) of notes payable from HUB. The Company is required to hold restricted cash of $1,704,149 (RMB11,834,947.2) with HUB as collateral against these bank notes. Additionally, a total of $5,962,176 three-year deposit (RMB41,406,011) was deposited into HUB as a collateral for current and future notes payable from HUB.

(2)	As of March 31, 2016, the Company had $1,592,415 (RMB10,270,000) of notes payable from BOH. The land use right of the farmland in Lin’An, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 12). The Company is required to hold restricted cash of $480,671 (RMB3,100,000) with BOH as collateral against these bank notes. As of December 31, 2016, the Company had no notes payable from BOH.

(3)	As of March 31, 2016, the Company had $1,307,114 (RMB8,430,000) of notes payable from ICBC, with restricted cash of $928,051 (RMB5,985,300) held at the bank. As of December 31, 2016, the Company had no notes payable from ICBC.

(4)	As of December 31, 2016, the Company had $575,972 (RMB4,000,000) of notes payable from ZTCB, with restricted cash of $287,986 (RMB2,000,000) held at the bank.

As of December 31, 2016, the Company had a credit line of approximately $13.77million in the aggregate from HUB, BOH, ICBC and ZTCB. By putting up the restricted cash of $2.97 million deposited in the banks, the total credit line was $16.74 million. As of December 31, 2016, the Company had approximately $12.22 million of bank notes payable and approximately $4.52 million bank credit line was still available for further borrowing. The bank notes are also secured by buildings owned by the Company’s major shareholders, a shop of Jiuzhou Pharmacy, and guaranteed by Jiuxin Medical.

Note 14 – TAXES

Income tax

For the three and nine months ended December 31, 2016 and 2015, the income tax provisions were as follow:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Income tax	$18,045	$35,099	$63,963	$79,224

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

The following table reconciles the U.S. statutory tax rates with the Company's effective tax rate for the three and nine months ended December 31, 2016 and 2015:

	For the three months		For the nine months
	Ended December 31,		ended December 31,
	2016	2015	2016	2015
U.S. Statutory rates	34 .0%	34 .0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Change in valuation allowance (1)	(25.0)	(25.0)	(25.0)	(25.0)
Non-deductible expenses-permanent difference (2)	(2.2)	(5.7)	(11.8)	(22.3)
Effective tax rate	(2.2)%	(5.7)%	(11.8)%	(22.3)%

(1)	It represents non-taxable expense reversal due to overall decrease in allowance for accounts receivable and advance to suppliers.

(2)	The (2.2)% and (5.7)% rate adjustments for the three months ended December 31 2016 and 2015, and the (11.8)% and (22.3)% rate adjustments for the nine months ended December 31, 2016 and 2015 represents expenses primarily included stock option expense, legal, accounting and other expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three and nine months ended December 31, 2016 and 2015.  As of December 31, 2016, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $1,503,000 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at December 31, 2015. There was no net change in the valuation allowance for the three and nine months ended December 31, 2016 and 2015.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at December 31, 2016 and March 31, 2016 consisted of the following:

	December 31, 2016	March 31, 2016
VAT	$541,949	$422,804
Income tax	14,809	10,880
Others	37,557	50,086
Total taxes payable	$594,315	$483,770

The Company has adopted ASC Topic 740-10-05, “Income Taxes.” To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed a self-assessment and the Company’s liability for income taxes includes liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31 and March 31, 2016, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months and nine months ended December 31, 2016 and 2015, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

Note 15 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $311,202 and $299,424 in employment benefits and pension for the three months ended December 31, 2016 and 2015, respectively, and $781,834 and $767,829 in employment benefits and pension for the nine months ended December 31, 2016 and 2015, respectively.

Note 16 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	December 31, 2016	March 31, 2016
Due to cofounders (1):	$-	$576,818
Due to a director and CEO (2):	922,192	1,622,957
Total	$922,192	$2,199,775

(1)	As of March 31, 2016, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States. On October 11, 2016, the Company issued a total of 949,000 shares of common stock to Lei Liu, at $1.69 per share, the fair market value, or the closing stock price on Nasdaq on October 11, 2016, to offset the debts in the amount of $1,603,810 owed to Mr. Liu.

As of December 31, 2016 and March 31, 2016, notes payable totaling $5,231,195 and $5,302,881 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space which expires in September 2017. Rent expense amounted to $3,867 and $4,257 for the three months ended December 31, 2016 and 2015, respectively.  Rent expense amounted to $12,959 and $52,767 for the nine months ended December 31, 2016 and 2015, respectively. The amounts were not paid to Mr. Liu as of December 31, 2016.

Note 17 – WARRANTS

On September 26, 2013, as annual compensation for its financial advisory service, the Company issued a warrant to a financial consulting firm to purchase up to 150,000 shares of common stock at $1.20 per share. The warrant is exercisable from September 26, 2013 to September 25, 2016. On September 21, 2016, the warrants were exercised at the stock price of $1.84 in a cashless manner. As a result, 52,174 shares were issued for the full exercise of the warrant.

On September 26, 2013, the issuance date of the warrant, the Company classified the fair value of the warrant as a liability of $33,606. The Company recognized a gain of $0 and $15,444 from the change in fair value of the warrant liability for the three months ended December 31, 2016 and December 31, 2015, The Company recognized a loss of $76,633 and $58,318 from the change in fair value of the warrant liability for the nine months ended December 31, 2016 and December 31, 2015,respectively. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $0 and $89,997 as of December 31, 2016 and March 31, 2016, respectively.

In connection with the registered direct offering closed on July 19, 2015, the Company issued to an investor warrant to purchase up to 600,000 shares of common stock at an exercise price of $3.10 per share. The warrant is exercisable commencing on January 19, 2016 and will expire on January 18, 2021. In connection with the offering, the Company also issued warrant to its placement agent of this offering, which can purchase an aggregate of up to 6% of the aggregate number of shares of common stock sold in the offering, i.e. 72,000 shares. Such warrant has the same terms as the warrant issued to investor in the offering.

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	December 31, 2016 (1)	March 31, 2016

Stock price	$1.70	$1.60
Exercise price	$3.10	$3.10
Annual dividend yield	0%	0%
Expected term (years)	4.05	4.80
Risk-free interest rate	1.93%	1.21%
Expected volatility	95.94%	102.16%

(1)	As of December 31, 2016, the warrants had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under ASC 815 as the Company cannot avoid net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $546,304 as of March 31, 2016. For the three and nine months ended December 31, 2016, the Company recognized a gain of $67,297 and $35,444, respectively, for the investor warrants and placement agent warrants, from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $510,859 for the investor warrants and placement agent warrants, collectively, as of December 31, 2016.

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

On November 25, 2015, the Company agreed to grant a total of 150,000 shares of restricted common stock to a financial consulting firm for its financial advisory services. The term of the service agreement is one year. The trading value of the Company’s common stock on November 25, 2015 was $1.77. For the three months ended December 31, 2016 and 2015, $40,734 and $26,186 were recorded as consulting expenses, respectively. For the nine months ended December 31, 2016 and 2015, $173,848 and $26,186 were recorded as consulting expenses, respectively.

On November 27, 2015, the Company granted a total of 735,000 shares of restricted common stock to its directors, officers and certain employees under the Company’s 2010 Equity Incentive Plan, as amended (the “Plan”). The stock awards vests in one year. The trading value of the Company’s common stock on November 27, 2015 was $1.76. For the three months ended December 31, 2016 and 2015, $191,382 and $134,676 were recorded as service compensation expenses, respectively. For the nine months ended December 31, 2016 and 2015, $839,954 and $134,676were recorded as service compensation expenses, respectively.

On June 7, 2016, the Company granted a total of 8,000 shares of restricted common stock to Taylor Raffery, an investor relation firm, for its marketing services. The trading value of the Company’s common stock in June 2016 was $1.60. Taylor Raffery’s service ended in June 2016. As a result, for the three and nine months ended December 31, 2016, $12,800 was recorded as a consulting expense.

On June 3, 2016, the Company granted a total of 1,630,000 shares of restricted common stock to its key employees in retail drugstores and online pharmacy under the Company’s 2010 Equity Incentive Plan, as amended. The stock awards vests in three year. The trading value of the Company’s common stock on June 3, 2016 was $1.62. For the three and nine months ended December 31, 2016, $221,859 and $508,828 were recorded as service compensation expense, respectively.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests in three years on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the three months ended December 31, 2016 and 2015, $124,033 and $124,033 was recorded as compensation expense. For the nine months ended December 31, 2016 and 2015, $372,100 and $372,100 was recorded as compensation expense. As of December 31, 2016, there was approximately $0.44 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 0.88 years.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and nine months ended December 31, 2016 and 2015, the Company did not make appropriations to the statutory reserves.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Net income attributable to controlling interest	$(834,806)	$(617,529)	$(605,784)	$(355,743)
Weighted average shares used in basic computation	19,941,439	17,180,830	19,188,867	16,459,195
Diluted effect of purchase options and warrants	-	-	-	-
Diluted effect of restricted shares	-	-	-	-
Weighted average shares used in diluted computation	19,941,439	17,180,830	19,188,867	16,459,195
Income per share – Basic:
Net income before noncontrolling interest	$(0.04)	$(0.04)	$(0.03)	$(0.02)
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net income attributable to controlling interest	$(0.04)	$(0.04)	$(0.03)	$(0.02)
Loss per share – Diluted:
Net income before noncontrolling interest	$(0.04)	$(0.04)	$(0.03)	$(0.02)
Add: Net income attributable to noncontrolling interest	$-	$-	$-	$-
Net income attributable to controlling interest	$(0.04)	$(0.04)	$(0.03)	$(0.02)

For the three and nine months ended December 31, 2016, the 967,000 shares underlying employee stocks options and 600,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive. For the three and nine months ended December 31, 2016, all of the warrants were also excluded from the calculation of diluted earnings per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operation for the three months ended December 31, 2016:

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$14,121,567	$3,437,371	$3,051,086	$-	$20,610,024
Cost of goods	10494,940	3,078,509	2,852,704	-	16,426,153
Gross profit	$3,626,627	$358,862	$198,382	$-	$4,183,871
Selling expenses	2,455,591	291,598	822,993	-	3,570,182
General and administrative expenses	1,655,433	-	(210,757)*	7173	1,451,849
(Loss) income from operations	$(484,397)	$67,264	$(413,854)	$(7173)	$(838,160)
Depreciation and amortization	$467,852	$-	$(43,906)	$-	$423,946
Total capital expenditures	$157,805	$-	$6,229	$-	$164,034

*      includes the accounts receivable and advance to suppliers allowance reversal of $331,180.

The following table presents summarized information of the continuing operations by segment for the three months ended December 31, 2015:

	Retail drugstores	Online Pharmacy	Drug wholesale			Herb farming		Total
Revenue	$12,928,472	$8,645,534		$3,134,040		$-		$24,708,046
Cost of goods	10,133,873	6,805,106		2,921,734		-		19,860,713
Gross profit	$2,794,599	$1,840,428		$212,,306		$-		$4,847,333
Selling expenses	2,830,717	327,155		128,765		-		3,286,637
General and administrative expenses	1,227,158	227,676		498,001	*	(84,387	)*	1,868,448
(Loss) income from operations	$(1,263,276)	$1,285,597		$(414,460)		$84,387		$(307,752)
Depreciation and amortization	$266,444	$-		$135,498		$1,787		$400,155
Total capital expenditures	$60,282	$4,832	$			$-		$65,114

*      includes the accounts receivable and advance to suppliers allowance reversal of $62,935.

The following table presents summarized information of the continuing operation by segment for the nine months ended December 31, 2016:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$39,636,796	$12,292,175	$9,777,803	$-	$61,706,774
Cost of goods	28,619,084	10,879,187	9,189,821	-	48,688,092
Gross profit	$11,017,712	$1,412,988	$587,982	$-	$13,018,682
Selling expenses	6,857,520	1,204,510	1,214,195	-	9,276,225
General and administrative expenses	4,836,381	-	(102,281)	18,881	4,752,,981
(Loss) income from operations	$(676,189)	$208,478	$(523,932)	$(18,881)	$(1,010,524)
Depreciation and amortization	$880,711	$-	$9,805	$-	$890,516
Total capital expenditures	$207,103	$-	$6,229	$-	$213,332

*      includes the accounts receivable and advance to suppliers allowance reversal of $544,508.

The following table presents summarized information of the continuing operation by segment for the nine months ended December 31, 2015:

	Retail drugstores	Online pharmacy	Drug wholesale		Herb farming			Total
Revenue	$38,202,495	$21,169,709	$9,224,760			$-		$68,596,964
Cost of goods	29,349,756	17,486,701	8,560,484			-		55,396,941
Gross profit	$8,852,739	$3,683,008	$664,276			$-		$13,200,023
Selling expenses	8,636,171	785,867	379,723			-		9,801,761
General and administrative expenses	3,518,712	673,606	30,776	*		(594,574	)*	3,628,520
(Loss) income from operations	$(3,302,144)	$2,223,535	$253,777			$594,574		$(230,258)
Depreciation and amortization	$(596,171)	$-	$409,107			$158,716		$1,163,994
Total capital expenditures	$153,485	$11,501	$6,328		$			$171,314

*      include the accounts receivable and advance to suppliers allowance reversal of $1,679,630.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company's net revenue from external customers through its retail stores by main products is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Prescription drugs	$4,469,589	$5,286,711	$12,837,817	$14,722,094
Over-the-counter drugs	7,053,888	4,841,875	17,117,444	15,174,868
Nutritional supplements	896,122	1,211,700	3,073,882	3,151,830
Traditional Chinese medicine	1,157,673	1,056,527	3,207,504	3,469,524
Sundry products	236,152	245,419	714,509	849,129
Medical devices	308,143	286,240	2,685,640	835,050
Total	$14,121,567	$12,928,472	$39,636,796	$38,202,495

The Company’s net revenue from external customers through online pharmacy by main products is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Prescription drugs	$-	$-	$-	$-
Over-the-counter drugs	1,211,013	1,912,560	4,157,448	5,522,887
Nutritional supplements	407,815	607,556	1,852,294	1,680,690
Traditional Chinese medicine	1,130	-	1,130	-
Sundry products	438,845	3,790,430	1,510,349	7,604,553
Medical devices	1,378,568	2,334,988	4,770,954	6,361,579
Total	$3,437,371	$8,645,534	$12,292,175	$21,169,709

The Company’s net revenue from external customers through wholesale by main products is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Prescription drugs	$1,907,318	$1,953,731	$5,753,801	$5,665,095
Over-the-counter drugs	1,127,918	981,250	3,967,959	3,256,020
Nutritional supplements	15,110	83,843	49,929	127,774
Traditional Chinese medicine	740	-	5,193	-
Sundry products	-	110,292	-	116,706
Medical devices		4,925	921	59,165
Total	$3,051,086	$3,143,041	$9,777,803	$9,224,760

Note 21 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expense on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending December 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2017	$2,788,415	$36,851	$73,702	$-	$2,898,968
2018	2,366,946	36,851	73,702	-	2,477,499
2019	1,775,923	36,851	73,702	-	1,886,476
2020	871,320	36,851	73,702	-	981,873
2021	314,344	3,071	6,142	-	323,557
Thereafter	446,719	-	-	-	446,719

Total rent expense amounted to $747,744 and $918,619 for the three months ended December 31, 2016 and 2015, respectively, and $2,225,186 and $3,346,163 for the nine months ended December 31, 2016 and 2015, respectively.

Note 22 – SUBSEQUENT EVENTS

On January 4, 2017, the Company entered into a Securities Purchase Agreement with one institutional investor (the “Investor”) pursuant to which the Company agreed to sell to the Investor, and the Investor agreed to purchase from the Company, through a private placement, an aggregate of 4,840,000 shares of the common stock, par value $0.001 per share, of the Company, at a purchase price of $2.20 per share, for aggregate gross proceeds to the Company of $10,648,000 (the “Private Placement”). The Private Placement was closed on January 21, 2017.

On January 18, 2017, Jiuzhou Pharmacy entered into a joint venture agreement (the “JV”) with the Investor’s designated entity, CareRetail (HK) Holdings Limited (“CareRetail HK”) pursuant to which CareRetail HK shall have 51% equity interests of the JV and Jiuzhou Pharmacy shall have the remaining 49% equity interests. The total registered capital of the JV is $1,600,000, to be contributed by both parties based on their ownership percentages in the JV by December 31, 2019. The JV is in the business of management and consulting in the industry of non-medical care management and consulting, wholesale and retail of certain categories of medical devices and others subject to the scope to be set forth in its business license.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. We currently have 65 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the nine months ended December 31, 2016, we have opened six new pharmacies.

Since May 2010, we have also been selling certain OTC drugs, medical devices, nutritional supplements and other sundry products online. Our online pharmacy sells through several third-party platforms such as Alibaba’s Tmall, JD.com and Amazon.com, and the Company’s own platform all over China. In fiscal year 2017, in order to keep top rankings in certain third-party platforms such as Tmall, we have spent reasonable resources in markting our products through these third-party platforms. Our sales through our own platform are primarily generated by customers who use their private commercial medical insurances package.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM but have not incurred sales in the three and nine months ended December 31, 2016.

As described in the above, on January 21, 2017, we closed the Private Placement with an institutional investor for gross proceeds of $10,648,000. In connection with the Private Placement, Jiuzhou Pharmacy entered into a joint venture agreement (the “JV”) with CareRetail HK pursuant to which CareRetail HK shall have 51% equity interests of the JV and Jiuzhou Pharmacy shall have the remaining 49% equity interests. The total registered capital of the JV is $1,600,000, to be contributed by both parties based on their ownership percentages in the JV by December 31, 2019. The new JV will engage in business of pharmaceutical retail and wholesale, as well as pharmaceutical business management.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions. The critical accounting policies and related judgments and estimates used to prepare our financial statements are identified in Note 3 to our unaudited consolidated financial statements accompanying in this report. We have not made any material changes in the methodology used in our accounting policies that are inconsistent with those discussed in our annual report on Form 10-K for the year ended March 31, 2016.

Results of Operations

Comparison of three months ended December 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016		2015
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$20,610,024	100.0%	$24,708,046	100.0%
Gross profit	$4,183,871	20.3%	$4,847,333	19.6%
Selling expenses	$3,570,182	17.3%	$3,286,637	13.3%
General and administrative expenses	$1,451,849	7.0%	$1,868,448	7.7%
Loss from operations	$(838,160)	(4.1)%	$(307,752)	(1.2)%
Interest income	$54,003	0.3%	$115,740	0.5%
Interest expenses	$(415)	0.0%	$5,925	0.0%
Other income, net	$(99,485)	(0.5)%	$(290,122)	(1.2)%
Change in fair value of purchase option derivative liability	$67,296	0.3%	$(15,444)	(0.1)%
Income tax expense (benefit)	$18,045	(0.1)%	$35,099	0.1%
Net income	$(834,806)	(4.1)%	$(617,529)	(2.5)%

Revenue

Primarily due to the decline in our online pharmacy business, revenue decreased by $4,098,022 or 16.6% for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, partially offset by the increase in our retail drugstore business. The following table breaks down the revenue for our four business segments for the three months ended December 31, 2016 and 2015:

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016		2015
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$14,121,567	68.5%	$12,928,472	52.3%	$1,193,095	9.2%
Revenue from online sales	3,437,371	16.7%	8,645,534	35.0%	(5,208,163)	(60.2)%
Revenue from wholesale business	3,051,086	14.8%	3,134,040	12.7%	(82,954)	(2.6)%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$20,610,024	100.0%	$24,708,046	100.0%	$(4,098,022)	(16.6)%

Retail drugstores sales, which accounted for approximately 68.5% of total revenue for the three months ended December 31, 2016, increased by $1,193,095, or 9.2% compared to the three months ended December 31, 2015, to $14,121,567. Same-store sales increased by approximately $728,822, or 6.0%, while new stores contributed approximately $572,876 in revenue in the three months ended December 31, 2016. Excluding the RMB depreciation effect, the same store sales increased by approximately 12.9% period over period. The G20 summit held in Hangzhou in September 2016 impeded our sales in the first two quarters of fiscal 2017, as the local government has significantly tightened its security requirements and prevented people from entering Hangzhou City before and during the G20 summit. In order to catch up with the sales plan in 2016, after the G20 summit, we have made a series of marketing activities to promote sales. For instance, close to the Chinese Spring Festival, people tend to purchase more nutritional supplements such as ginseng, bird’s-nest and colla coril asini. We have negotiated with major manufacturers and vendors of nutritional supplements in advance and ordered a large quantity at favorable prices. As a result, we are able to implement various marketing campaigns to promote sales. Additionally, since the beginning of 2016, we have expended considerable efforts in establishing and improving our chronic disease management program, which has gradually attracted quite a few loyal customers who continuously refill their prescriptions and purchase supplemental products at our stores. Our store count increased to 65 as of December 31, 2016, compared to 59 stores as of December 31, 2015.

Our online pharmacy sales decreased by approximately $5,208,163, or 60.2% for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. The decrease was mainly caused by the decline in business referred from Yikatong and decline in our sales via various e-commerce platforms, as further explained below, during this quarter. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping close watch on cost. However, due to the China Food and Drug Administration (“CFDA”) suspension of OTC drug sales on e-commerce platforms such as Alibaba in the second quarter, our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 29.8% period over period. To minimize the effect of OTC drug sales suspension, we are using these platforms as a showcase for our OTC products. Customers interested in listed OTC products can order such products directly from us and pay us upon delivery. We are also adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sales of OTC drugs.

Due to the decline in business referred to us from “Yikatong”, the popular pharmacy and health insurance benefit card, the sales on our own official website for the three months ended December 31, 2016 decreased by $3.9 million or 91.8% as compared to the three months ended December 31, 2015. Yikatong is run by a Pharmacy Benefit Management (“PBM”) provider in China. In fiscal 2016, we created a strategic alliance with the PBM provider. However, in order to maximize its profit, the PBM provider chose to create its own online pharmacy to sell products referred from Yikatong. In order to grow its own online pharmacy, the PMB provider actively directed Yikatong customers to purchase products on its online pharmacy. As a result, the sales on our own official website declined dramatically. In order to offset the negative effect, we had been actively working with a similar vendor, who may refer to us a big customer pool in the near future. If we are able to retain the new vendor, our own website sales will continue to grow in the future.

Wholesale revenue decreased by $82,954 or 2.6%, primarily due to the exchange rates variance. Excluding exchange variance, the wholesale revenue increased by 4.3%.At present, the majority of drug sales still occur at hospitals in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals. Until we can establish a new customer base and are granted a status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to increase significantly in the immediate future.

In the three months ended December 31, 2016 and 2015, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the three months ended December 31, 2016, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit decreased by $663,462 or 13.7% period over period primarily as a result of a decrease in gross profit provided by online sale, which decreased significantly in the three months ended December 31, 2016. At the same time, gross margin increased from 19.6% to 20.3% due to higher retail profit margins. The average gross margins for each of our four business segments are as follows:

	Three months ended December 31,
	2016	2015
Average gross margin for retail drugstores	25.7%	21.6%
Average gross margin for online sales	10.4%	21.3%
Average gross margin for wholesale business	6.5%	6.8%
Average gross margin for farming business	N/A	N/A

Retail gross margin increased primarily because of more vendor rebates attributable to our focused marketing efforts in promoting brand-name products with large pharmaceutical suppliers, continuous efforts to renegotiate prices with our suppliers periodically, and selection of certain higher profit margin products. Instead of labeling our own products, we focused on promoting brand name products. We believe selling brand name products will increase our store popularity and customer loyalty. For instance, we negotiated with the largest brand name provider of colla coril asini, which we have been actively marketing in the quarter ended December 31, 2016, and have obtained a large vendor rebate from this vendor. Additionally, we have been searching for ways to improve our profit margin. From time to time, we compared existing products among our suppliers to negotiate lower cost.

Gross margin of online pharmacy sales decreased primarily because of the decline in our sales via our own official website, as well as due to our promotion of certain products sold at low profit margin. We conduct our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. The sales on our own official website usually have higher profit margins because customers referred by Yikatong and commercial insurance companies are premium customers who can afford premium products with higher profit margins. As described in the above, Yikatong has continuously cut its customer referrals to our online pharmacy. As a result, our overall online sales profit margin declined in this quarter.

Wholesale gross margin decreased primarily as a result of different products we carried and sold to certain pharmaceutical vendors. Although we tried marketing our products to major local hospitals and other pharmacies, we had not been able to make significant progress. Until we are able to obtain status as provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to keep low profit margins in order to drive sales.

Selling and Marketing Expenses

Sales and marketing expenses increased by $283,545 or 8.6% period over period, primarily relating to new local wholesale clients such as other local drugstores, and addition of certain selling and marketing supporting staff salary in our wholesale business. On the other hand, due to the decreases in online sales, the selling expenses such as third-party platform commissions and processing fees on the online pharmacy have declined. Primarily due to the decrease in overall sales, such expenses as a percentage of our revenue, increased to 17.3%, from 13.3% for the same period a year ago. We expect future sales and marketing expenses to not deviate significantly from the current level.

General and Administrative Expenses

General and administrative expenses decreased by $416,599 or 22.3% period over period.  Such expenses as a percentage of revenue decreased to 7.0% from 7.6% for the same period a year ago.  The decrease in absolute dollars reflects accounts receivable and advances to vendors allowance reversal of $331,180 in the three months ended December 31, 2016, as compared to allowance addition of $190,472 in the three months ended December 31, 2015. The difference was caused by the fact that we were able to collect certain remaining aged accounts receivable and advances to suppliers accounts in the three months ended December 31, 2016. Excluding such an effect, general and administrative expenses slightly increased by $105,053.

Loss from Operations

As a result of the above, we had loss from operations of $838,160, as compared to loss from operations of $307,752 a year ago. Our operating margin for the three months ended December 31, 2016 and 2015 was (4.1)% and (1.2)%, respectively.

Income Taxes

Our income tax expense decreased by $17,054 period over period due to decrease in retail sales profit.

Net Loss

As a result of the foregoing, net loss increased by $217,277 period over period.

Comparison of nine months ended December 31, 2016 and 2015

The following table summarizes our results of operations for the nine months ended December 31, 2016 and 2015:

	Nine months ended December 31,
	2016		2015
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$61,706,774	100.0%	68,596,964	100.0%
Gross profit	$13,018,682	21.1%	13,200,023	19.2%
Selling expenses	$9,276,225	15.0%	9,801,761	14.3%
General and administrative expenses	$4,752,981	7.7%	3,628,520	5.3%
Loss from operations	$(1,010,524)	(1.6)%	(230,258)	(0.3)%
Interest Income	339,460	0.6%	190,737	0.4%
Interest Expenses	(1,285)	0.0%	(154,006)	(0.4)%
Other Income (expense), net	$5,139	0.0%	(219,771)	(0.3)%
Change in fair value of purchase option derivative liability	$125,389	0.2%	173,510	0.3%
Income tax expense	$63,963	0.1%	79,224	0.1%
Net loss	$(605,784)	1.0%	(355,743)	(0.5)%

Revenue

Primarily due to the decline in our online pharmacy business, our revenue decreased by $6,890,190 or 10.0% for the nine months ended December 31, 2016, as compared to the nine months ended December 31, 2015, partially offset by the increase in our retail drugstore and wholesale business. The following table breaks down the revenue for our four business segments for the nine months ended December 31, 2016 and 2015.

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the nine months ended December 31, 2016 and 2015:

	Nine months ended December 31,
	2016		2015
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$39,636,796	64.2%	$38,202,495	55.7%	$1,434,301	3.8%
Revenue from online sales	12,292,175	20.0%	21,169,709	30.9%	(8,877,534)	(41.9)%
Revenue from wholesale business	9,777,803	15.8%	9,224,760	13.4%	553,043	6.0%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$61,706,774	100.0%	$68,596,964	100.0%	$(6,890,190)	(10.0)%

Retail drugstores sales, which accounted for approximately 64.2% of total revenue for the nine months ended December 31, 2016, increased by $1,434,301 or 3.8% compared to the nine months ended December 31, 2015, to $39,636,796. Same-store sales decreased by approximately $814,518, or 2.2%, while new stores contributed approximately $705,941 in revenue in the nine months ended December 31, 2016. Excluding the RMB depreciation effect, the same store sales increased by approximately 4.4% period over period. Due to the G20 summit held in Hangzhou in September 2016, the local government significantly tightened its security requirements in the quarter ended December 31, 2016 and more and more migrants from other areas of China, such as businessman and laborers, chose to leave the region temporarily. As these migrants represent a large portion of the population of Hangzhou, our sales to this group of people were diminished. In order to catch up with the sales plan in 2016, after the G20 summit, we have conducted a series of marketing activities to promote sales. For instance, close to the Chinese Spring Festival, people tend to purchase more nutritional supplements such as ginseng, bird’s-nest and colla coril asini. We have negotiated with major manufacturers and vendors of the nutritional supplements in advance and ordered a large quantity at favorable prices. As a result, we are able to implement various marketing campaigns to promote sales. Additionally, since the beginning of 2016, we have expended considerable efforts to establish and improve our chronic disease management program, which has gradually attracted quite a few loyal customers who continuously refill their prescriptions and purchase supplemental products at our stores. Our store count increased to 65 as of December 31, 2016, compared to 59 stores as of December 31, 2015.

Our online pharmacy sales decreased by approximately $8,877,534, or 41.9% for the nine months ended December 31, 2016, as compared to the nine months ended December 31, 2015. The decrease was primarily caused by the decline in business referred from Yikatong and decline in our sales via e-commerce platforms, as further explained below. We conduct our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping close watch on cost. However, due to the CFDA suspension of OTC drugs sales on e-commerce platforms such as Alibaba in the second quarter, our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 14.0% period over period. To minimize the effect of OTC drug sales suspension, we are using these platforms as a showcase for our OTC products. Customers interested in list OTC products can order such products directly from us and pay us upon delivery. We are also adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sale of OTC drug category.

Due to the decline in business referred to us from “Yikatong”, the popular pharmacy and health insurance benefit card, the sales on our own official website for the nine months ended December 31, 2016 decreased by $7.1 million or 81.4% as compared to the nine months ended December 31, 2015. Yikatong is run by a Pharmacy Benefit Management (“PBM”) provider in China. In fiscal 2016, we created a strategic alliance with the PBM provider. However, in order to maximize its profit, the PBM provider chose to create its own online pharmacy to sell products referred from Yikatong. In order to grow its own online pharmacy, the PMB provider actively directed Yikatong customers to purchase products on its online pharmacy. As a result, the sales on our own official website declined dramatically. In order to offset the negative effect, we had been actively working with a similar vendor, who may refer to us a big customer pool in the near future. If we are able to retain the new vendor, our own website sale will continue to grow in the future.

Wholesale revenue increased by $553,043 or 6.0%, primarily due to marketing efforts of certain new salespersons. However, at present, the majority of drug sales still occur at hospitals in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals. Until we can establish a new customer base and are granted a status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to increase significantly in the immediate future.

In the nine months ended December 31, 2016 and 2015, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the nine months ended December 31, 2016, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit decreased by $181,341 or 1.4% period over period primarily as a result of a decrease in gross profit provided by online sale which decreased significantly in the nine months ended December 31, 2016.  At the same time, gross margin increased from 19.2% to 21.1% due to higher retail profit margins.  The average gross margins for each of our four business segments are as follows:

	Nine months ended December 31,
	2016	2015
Average gross margin for retail drugstores	27.8%	23.2%
Average gross margin for online sales	11.5%	17.4%
Average gross margin for wholesale business	6.0%	7.2%
Average gross margin for farming business	N/A	N/A

Retail gross margins increased primarily because of more vendor rebates attributable to our focused marketing efforts in promoting brand-name products with large pharmaceutical suppliers, continuous efforts to renegotiate prices with our suppliers periodically, and our selection of certain higher profit margin products. Instead of promoting our own products, we focused on promoting brand name products. We believe selling brand name products will increase our store popularity and customer loyalty. For instance, we negotiated with the largest brand name provider of colla coril asini, which we have been actively marketing in the quarter ended December 31, 2016 and have obtained a large vendor rebate from this vendor. Additionally, we have been searching for ways to improve our profit margin. From time to time, we compared existing products among our suppliers to negotiate lower costs. Because local hospitals are required to sell certain drugs included in the CFDA list at a set cost, these drugs are sold at extremely low profit margins from our stores. We actively search for and sell alternative drugs with better treatment effects and higher profit margins.

Gross margin of online pharmacy sales decreased primarily because of the decline in our sales via our own official website, as well as due to our promotion of certain products sold at low profit margin. We carry our business either through certain e-commerce platforms, such as Tmall and JD.com, or via our own official online pharmacy website, www.dada360.com. The sales on our own official website usually have higher profit margins because customers referred by Yikatong and commercial insurance companies are premium customers who can afford premium products with higher profit margins. As described in the above, Yikatong has continuously cut its customer referrals to our online pharmacy. As a result, our overall online sales profit margin declined in this quarter.

Wholesale gross margin decreased primarily as a result of different products we carried and sold to certain pharmaceutical vendors. Although we tried marketing our products to major local hospitals and other pharmacies, we had not been able to make significant progress. Until we are able to obtain status as provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to keep low profit margins in order to drive sales.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $525,536 or 5.4% period over period, primarily attributable to rental savings and a decrease in third-party platform commissions and processing fees. As online shopping becomes very popular in China, the value of physical commercial shop sites has declined. We were able to renegotiate with certain landlords to cut our rental expenses when leases come to renewal. Due to the decrease in online sale, the selling expenses such as the third-party platform commissions and processing fees on our online pharmacy have declined. On the other hand, we incurred additional marketing and logistic expense s for new local wholesale clients such as other local drugstores, and added certain sale and marketing supporting staff. However, due to the decrease in overall sales, such expenses as a percentage of our revenue increased to 15.0%, from 14.3% for the same period a year ago. We expect future sales and marketing expenses to not deviate significantly from the current level.

General and Administrative Expenses

General and administrative expenses increased by $1,124,461 or 31.0% period over period, primarily due to the increase in stock-based compensation of $1,206,561, which is related to certain employee stock incentive plans and consulting agreements as disclosed in Note 18.  Such expenses as a percentage of revenue increased to 7.7% from 5.3% for the same period a year ago.   Excluding such an effect, general and administrative expense slightly decreased by $82,100.

Income (Loss) from Operations

As a result of the above, we had loss from operations of $1,010,524, as compared to loss from operations of $230,258 a year ago.  Our operating margin for the nine months ended December 31, 2016 and 2015 was (1.6)% and (0.3)%, respectively.

Income Taxes

Our income tax expense decreased by $15,261 period over period due to overall decrease in operation income in retail profit.

Net Loss

As a result of the foregoing, net loss increased by $250,041 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From d ate of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$6,868,825	$537,692	$1,278,656	$-	$8,685,173
4- 6 months	32,326	31,603	761,870	-	825,799
7- 12 months	1,676	24,199	47,222	-	73,097
Over one year	4,989	2,700	698,897	1,152	707,738
Allowance for doubtful accounts	(62,025)	(19,331)	(767,913)	(1,152)	(850,421)
Total accounts receivable	$6,845,791	$576,863	$2,018,732	$-	$9,441,386

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  In the three and nine months ended December 31, 2016, we wrote off an approximately $75,126 and $138,508 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

Accounts receivable from our online pharmacy business mainly consist of collectibles from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us in times ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as pharmaceutical distributors. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. Furthermore, the new management team expended significant efforts in clearing outstanding balances with certain customers and suppliers. In the nine months ended December 31, 2016, we were able to continually collect certain aged accounts. As a result, we reversed approximately $1,248,825 in allowance.

Subsequent to December 31, 2016 and through October 31, 2016, we collected approximately $2.6 million in receivables relating to our drugstore business, approximately $1.4 million in receivables relating to our online pharmacy business, approximately $0.2 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$198,917	$-	$2,200,846	$-	$2,399,763
4- 6 months	115,287	-	1,176,818	-	1,292,105
7- 12 months	810	-	429,953	-	430,763
Over one year	167,754	-	393,927	-	561,681
Allowance for doubtful accounts	(197,920)	-	(646,757)	-	(844,677)
Total advances to suppliers	$284,848	$-	$3,554,787	$-	$3,839,635

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchase on certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of December 31, 2016.

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

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	Nine months ended December 31,
	2016	2015
Net cash used in operating activities	$(1,787,068)	$(919,499)
Net cash provided by investing activities	$128,414	$910,169
Net cash provided by financing activities	$23,796	$359,928

For the nine months ended December 31, 2016, cash used in operating activities amounted to $1,787,068, as compared to $919,499 a year ago.  The change is primarily attributable to a decrease in cash provided by accounts receivable of $1,374,156, a decrease in cash provided by change of Accounts payable of $1,026,075 offset by an increase in cash provided by the change of Stock compensation of $ 1,686,629.

For the nine months ended December 31, 2016, net cash provided by investing activities amounted to $128,414, as compared to $910,169 used in investing activities a year ago. The change is attributable to the pay back of financial assets available for sale in the nine months ended December 31, 2015.

For the nine months ended December 31, 2016, net cash provided by financing activities amounted to $23,796, as compared to $359,928 a year ago.

As of December 31, 2016, we had cash of approximately $4,643,349. Our total current assets as of December 31, 2016, were $40,437,581and total current liabilities were $33,290,708, which resulted in a working capital of $7,146,873.

On July 23, 2015, we completed a registered direct placement with a single healthcare-focused institutional investor for the purchase of an aggregate of $3 million of its common stock at a price of $2.50 per share and net proceeds of approximately $2.7 million after deducting commissions and all other expenses. As of December 31, 2016, we had approximately $4.52 million in our credit line available for further borrowing. We believe that the foregoing sources will collectively provide sufficient liquidity for us to meet our liquidity and capital obligations for the next twelve months. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years.  Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending December 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2017	$2,788,415	$36,851	$73,702	$-	$2,898,968
2018	2,366,946	36,851	73,702	-	2,477,499
2019	1,775,923	36,851	73,702	-	1,886,476
2020	871,320	36,851	73,702	-	981,873
2021	314,344	3,071	6,142	-	323,557
Thereafter	446,719	-	-	-	446,719

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited condensed consolidated financial statements or otherwise disclosed in this report were as follows:

	December 31, 2016	March 31, 2016	December 31, 2015
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1440	USD1: RMB 0.1551	USD1: RMB 0.1541

Amounts included in the statement of Operations and statement of cash flows for the period/year ended	USD1: RMB 0.1498	USD1: RMB 0.1582	USD1: RMB 0.1599

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weaknesses in internal control over financial reporting as following:

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: February 10, 2017	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2017	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	English translation of the Joint Venture Agreement by and between Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. and CareRetail (HK) Holdings Limited
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

