Form 10-K
period 2017-03-31
CHINA JO-JO DRUGSTORES, INC.
filed 2017-06-29
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of September 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20.6 million, based on a closing price of $1.78 per share of common stock as reported on the NASDAQ Stock Market on such date.

As of June 21, 2017, the registrant had 25,214,678 shares of common stock outstanding.

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED MARCH 31, 2017

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading ” Risks Relating to Our Business ” below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We file reports with the Securities and Exchange Commission (the “SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F. Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the registrant.

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

Overview

We are a retailer and distributor of pharmaceutical and other healthcare products typically found in a retail pharmacy in the People’s Republic of China (“PRC” or “China”). Prior to acquiring Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) in August 2011 (see “Our Corporate History and Structure - HJ Group” below), we were primarily a retail pharmacy operator. We currently have sixty-seven (67) store locations under the store brand “Jiuzhou Grand Pharmacy” in Hangzhou city and its adjacent town Lin’an.

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

We also retail OTC drugs and nutritional supplements through a website ( www.dada360.com ) that we operate through Zhejiang Shouantang Pharmaceutical Technology Co., Ltd. (“Shouantang Technology”), a wholly-owned subsidiary, and its subsidiary, Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”) before November 2015. In November 2015, Quannuo Technology was sold and as a result, the online pharmacy operation function was transferred to Jiuzhou Pharmacy. For the fiscal year ended March 31, 2017, retail revenue, including pharmacies, medical clinics accounted for approximately 63.5% of our total revenue, while online pharmacy revenue accounted for 18.9% of our total revenue.

Since August 2011, we have operated a wholesale business through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. Jiuxin Medicine is wholly owned by Jiuzhou Pharmacy. For the fiscal year March 31, 2017, wholesale revenue accounted for approximately 17.6% of our total revenue.

We also have an herb farming business cultivating and wholesaling herbs used for TCM. This business is conducted through Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary. During the fiscal year ended March 31, 2017, we generated no revenue from our herb farming business.

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

On July 24, 2015, we closed a registered direct offering of 1.2 million shares of common stock at $2.50 per share with gross proceeds of approximately $3 million from its effective shelf registration statement on Form S-3.

On January 23, 2017, we completed a private offering of 4,840,000 shares of the common stock at a price of $2.20 per share with gross proceeds of approximately $10,648,000.

Renovation

Renovation was formed by the owners of HJ Group as a special purpose vehicle to raise capital overseas, in accordance with requirements of China’s State Administration of Foreign Exchange (“SAFE”). SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for Financing and Round-Trip Investment Undertaken by Domestic Residents Through Overseas Special-Purpose Vehicles (“Circular No. 75”) on October 21, 2005. To further clarify the implementation of Circular 75, on May 31, 2007, SAFE issued a supplementary official notice known as Hui ZhongFa [2007] No. 106 (“Circular 106”). Circular 75 and Circular 106 require the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, the owners of HJ Group submitted their applications to SAFE on July 25, 2008. On August 16, 2008, SAFE approved the applications, permitting these Chinese nationals to establish Renovation as an offshore, special purpose vehicle which was permitted to have foreign ownership and participate in foreign capital raising activities. After SAFE’s approval, the owners of HJ Group became holders of one hundred percent (100%) of Renovation’s issued and outstanding capital stock on September 2, 2008. See “ Relevant PRC Regulations - SAFE Registration ” below.

Jiuxin Management

Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) was organized in the PRC on October 14, 2008. Since all of its issued and outstanding capital stock is held by Renovation, a Hong Kong company, Jiuxin Management is deemed a “wholly foreign owned enterprise” (“WFOE”) under applicable PRC laws.

Jiutong Medical

Hangzhou Jiutong Medical Technology Co., Ltd. (“Jiutong Medical”) was organized in the PRC on December 20, 2011. Like Jiuxin Management, Jiutong Medical is also deemed a WFOE because it is wholly owned by Renovation. In November 2013, Jiutong Medical acquired the right to use of a piece of land, on which we plan to establish a herb processing plant in the future. As of March 31, 2017, we have not started constructing the plant.

Shouantang Technology

Shouantang Technology was organized in the PRC on July 16, 2010. Like Jiuxin Management and Jiutong Medical, it is also deemed a WFOE because it is wholly owned by Renovation.

In November 2010, Shouantang Technology acquired one hundred percent (100%) of Quannuo Technology and its wholly-owned subsidiary, Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), pursuant to an equity ownership transfer agreement. Quannuo Technology was organized in the PRC on July 7, 2009, and Hangzhou Quannuo was established on July 8, 2010. Hangzhou Quannuo currently has no operations and has terminated its SAIC license in April 2015.

In November 2015, we sold all of the equity interests of Quannou Technology to six individuals for approximately $17,121 (RMB107,074). Quannuo Technology used to perform technical supports to our online pharmacy and incurred accumulated loss over the last five years. After the sale, its technical support function has been transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

Qianhong Agriculture

Qianhong Agriculture was organized in the PRC on August 10, 2010 and is now carrying out our herb farming business. As of March 31, 2017,we have not harvested or sold any herbs.

Sanhao Pharmacy

On October 9, 2014, the Company, through Jiuzhou Pharmacy, acquired Sanhao Grand Pharmacy Chain Co., Ltd. (“Sanhao Pharmacy”), a local drugstore chain located in Hangzhou, for $1.56 million (RMB9.6 million). In January 2015, eight stores of Sanhao Pharmacy with the qualification of Social Health Insurance (“SHI”) have been relocated to major resident areas with significant store improvements. The eight stores are now operating under the brand name “Jiuzhou Pharmacy”. Two stores without SHI license have been closed as of March 31, 2015. The remaining one store without SHI license was closed in August 2015. In October 2015, Sanhao Pharmacy was completely dissolved.

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

Lin’an Jiuzhou

On March 31, 2017, the Company, through Jiuxin Management, formed Lin’an Jiuzhou Grand Pharmacy Co. Ltd, (“Lin’an Jiuzhou”) with a registered capital of $725,570 (RMB 5 million), to expand our retail pharmacies in Lin’an City.

HJ Group

Jiuzhou Pharmacy is a PRC limited liability company established on September 9, 2003 by the Key Personnel: Mr. Lei Liu (55%), Mr. Chong’an Jin (23%) and Ms. Li Qi (22%). Hangzhou Kuaileren Grand Pharmacy Co., Ltd. (“Kuaileren”), originally a subsidiary of Jiuzhou Pharmacy, was dissolved on April 9, 2011. Prior to its dissolution, Kuaileren operated a “Kuaileren Grand Pharmacy” store, which is now a “Jiuzhou Grand Pharmacy” store. On July 1, 2014, Mr. Chong’an Jin transferred all of his equity interests he held in Jiuzhou Pharmacy to Mr. Lei Liu and Ms. Li Qi. As a result, now Mr. Lei Liu has held 61% and Ms. Li Qi has held 39% equity interests of Jiuzhou Pharmacy.

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

Under PRC laws, Jiuxin Management, Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic are each independent business entities not exposed or subject to the liabilities incurred by any of the other three (3) entities. The contractual arrangements constitute valid and binding obligations of the parties to such agreements. Each of the contractual arrangements, and the rights and obligations of the parties thereto, are enforceable and valid in accordance with the laws of the PRC. These contractual arrangements, as amended and in effect, include the following:

Consulting Services Agreement. Pursuant to certain exclusive consulting services agreements (the “Consulting Services Agreement”), Jiuxin Management has the exclusive right to provide Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic with general business operation services, including advice and strategic planning, as well as consulting services related to their current and future operations (the “Services”). Additionally, Jiuxin Management owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic must each pay a quarterly consulting services fee in RMB to Jiuxin Management that is equal to its profits for such quarter. This agreement is in effect until and unless terminated by written notice of a party to the agreement in the event that: (a) a party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (b) Jiuxin Management terminates its operations; or (c) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement. Jiuxin Management may also terminate the agreement with any of Jiuzhou Pharmacy, Jiuzhou Service or Jiuzhou Clinic if one of them breaches the terms of the agreement, or without cause.

Operating Agreement. Pursuant to the operating agreement, Jiuxin Management agrees to guarantee the contractual performance by Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic of their agreements with any third party. In return, the Key Personnel must appoint designees of Jiuxin Management to the boards of directors and senior management of Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic. In addition, each of Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic agrees to pledge its accounts receivable and all of its assets to Jiuxin Management. Moreover, without the prior consent of Jiuxin Management, Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic cannot engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party, or transfer of any agreements relating to their business operations to any third party. They must also abide by corporate policies set by Jiuxin Management with respect to their daily operations, financial management and employment issues. The term of this agreement is from August 1, 2009 until the maximum period of time permitted by law. Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic cannot terminate this agreement.

Equity Pledge Agreement. Pursuant to certain equity pledge agreements (the “Equity Pledge Agreement”), the Key Personnel have pledged all of their equity interests in Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic to Jiuxin Management in order to guarantee these companies’ performance of their respective obligations under the Consulting Services Agreement. If these companies or the Key Personnel breach their respective contractual obligations, Jiuxin Management, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Key Personnel have also agreed that upon occurrence of any event of default, Jiuxin Management shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Key Personnel to carry out the security provisions of this agreement, and to take any action and execute any instrument that Jiuxin Management may deem necessary or advisable to accomplish the purposes of this agreement. The Key Personnel agree not to dispose of the pledged equity interests or take any actions that would prejudice Jiuxin Management’s interests. This agreement will expire two (2) years after the obligations of Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic under the Consulting Services Agreement have been fulfilled.

Option Agreement. Pursuant to the option agreement, the Key Personnel irrevocably grant Jiuxin Management or its designee an exclusive option to purchase, to the extent permitted under PRC law, all or part of their equity interests in Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Jiuxin Management or its designee has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is from August 1, 2009 until the maximum period of time permitted by law.

Proxy Agreement. Pursuant to the proxy agreement, the Key Personnel irrevocably grant a designee of Jiuxin Management the right to exercise the voting and other ownership rights of the Key Personnel in Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic, including the rights to (i) attend any meeting of the Key Personnel (or participate by written consent in lieu of such meeting) in accordance with applicable laws and each company’s incorporating documents, (ii) sell or transfer all or any of the equity interests of the Key Personnel in these companies, and (iii) appoint and vote for the companies’ directors. The proxy agreement may be terminated by mutual consent of the parties or upon thirty (30) days’ written notice from Jiuxin Management.

Other than as pursuant to the foregoing contractual arrangements, Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic cannot transfer any funds generated from their respective operations. The contractual arrangements were originally entered into on August 1, 2009, and amended on October 27, 2009.

Our Current Corporate Structure

The following diagram illustrates our current corporate structure as of March 31, 2017:

China Jo-Jo Drugstores (Nevada)
Renovation (Hong Kong)
Outside China
Inside China
Shouantang Technology
Jiuyi Technology
Jiuxin Management
Jiutong Medical
Lin'an Jiuzhou
Shouantang Bio
(1)
Kahamadi Bio
Jiuzhou Pharmacy
Jiuzhou Clinic
Jiuzhou Service
Qianhong Agriculture
Jiuxin Medicine
Note:
100% direct ownership
Contractual arrangement
(1) 49% direct ownership

The table below summarizes the status of the registered capital of our PRC subsidiaries and controlled companies as of the date of this report:

Entity Name	Entity Type	Registered Capital	Registered Capital Paid	Due Date for Unpaid Registered Capital
Jiutong Medical	Subsidiary	USD 2,600,000	USD 2,600,000	N/A
Jiuzhou Clinic	VIE	N/A	N/A	N/A
Jiuzhou Pharmacy	VIE	USD 733,500	USD 733,500	N/A
Jiuzhou Service	VIE	USD 73,350	USD 73,350	N/A
Jiuxin Management	Subsidiary	USD 14,500,000	USD 14,500,000	N/A
Jiuxin Medicine	VIE	USD 1,564,000	USD 1,564,000	N/A
Qianhong Agriculture	Subsidiary	USD 1,497,000	USD 1,497,000	N/A
Shouantang Technology	Subsidiary	USD 11,000,000	USD 11,000,000	N/A
Shouantang Bio	Subsidiary	USD 162,900	USD 162,900	N/A
Jiuyi Technology	Subsidiary	USD 5,000,000	USD 2,500,000	September 25, 2026
Lin’an Jiuzhou	Subsidiary	USD 725,570	USD 72,557	March 31, 2027
Kahamadi Bio	Associate	USD 1,451,140	USD 46,152	May 1, 2036

Our Business

Pharmacies

We currently have sixty-seven (67) pharmacies throughout Hangzhou, the provincial capital of Zhejiang and neighborhood cities. Pharmacy sales accounted for approximately 77.1% of our retail revenue, and 63.6% of our total revenue, for the fiscal year ended March 31, 2017. We offer primarily third-party products at our pharmacies, including:

●	Approximately 1,300 prescription drugs (258 of which require a physician’s prescription and the rest requires customer personal information registration only), sales of which accounted for approximately 33.0% of our retail revenue for the fiscal year ended March 31, 2017;

●	Approximately 1,450 OTC drugs, sales of which accounted for approximately 43.2% of our retail revenue for the fiscal year ended March 31, 2017;

●	Approximately 410 nutritional supplements, including a variety of healthcare supplements, vitamin, mineral and dietary products, sales of which accounted for approximately 8.1% of our retail revenue for the fiscal year ended March 31, 2017;

●	TCM, including drinkable herbal remedies and pre-packaged herbal mixtures for making soup, sales of which accounted for approximately 8.0% of our retail revenue for the fiscal year ended March 31, 2017;

●	Sundry products (i.e., personal care products such as skin care, hair care and beauty products, convenience products such as soft drinks, packaged snacks, and other consumable, cleaning agents, stationeries, and seasonal and promotional items tailored to local consumer demand for convenience and quality), sales of which accounted for approximately 1.7% of our retail revenue for the fiscal year ended March 31, 2017; and

●	Medical devices (i.e., family planning and birth control products, early pregnancy test products, portable electronic diagnostic apparatus, rehabilitation equipment, and surgical tools such as hemostats, needle forceps and surgical scissors), sales of which accounted for approximately 6.0% of our retail revenue for the fiscal year ended March 31, 2017.

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

All of our sixty-seven (67) drugstores are located in Hangzhou city and its adjacent town Lin’an.

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

To ensure quality and personal attention for patients, we employ only licensed doctors and certified nurses and technicians, and patient treatments at our three (3) clinics follow nationally established clinical practice guidelines from China’s Ministry of Health. We currently have fifty-seven (57) physicians and eleven (11) clinic staff. In-store consultations and examinations by our physicians are provided free-of-charge to ensure that customers are being prescribed and taking the appropriate medicines for their ailments, and to afford customers convenience.

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

Online Sales

Since May 2010, we have been retailing OTC drugs and nutritional supplements on the Internet at www.dada360.com . Before November 2015, our subsidiary Quannuo Technology operated and maintained the website pursuant to the Internet Pharmaceutical Transaction Service Qualification Certificate issued by the State Food and Drug Administration (the “SFDA”) of Zhejiang Province, which allows us to engage in online retail pharmaceutical sales throughout China. As we sold all our equity interests in Quannuo Technology in November 2015, we have transferred our online pharmacy operation function to Jiuzhou Pharmacy. We have established payment methods with banks and online intermediaries such as Alipay, and are cooperating with business-to-consumer online vendors such as Taobao. By using Taobao’s platform, we can be exposed to a wider range of customers.

Online sales accounted for approximately 22.9% of our retail revenue, and 18.9% of our total revenue, for the fiscal year ended March 31, 2017.

Wholesale

Since acquiring Jiuxin Medicine in August 2011, we have been distributing similar third-party products offered at our pharmacies primarily to drug distributors throughout China, including:

●	Approximately 1,065 prescription drugs, the sales of which accounted for approximately 55.6% of our wholesale revenue for the fiscal year ended March 31, 2017;

●	Approximately 1,284 OTC drugs, the sales of which accounted for approximately 42.5% of our wholesale revenue for the fiscal year ended March 31, 2017;

●	Approximately 208 nutritional supplements, the sales of which accounted for approximately 0.4% of our wholesale revenue for the fiscal year ended March 31, 2017;

●	TCM products, the sales of which accounted for approximately 1.5% of our wholesale revenue for the fiscal year ended March 31, 2017;

●	Sundry products, the sales of which accounted for approximately 0.0% of our wholesale revenue for the fiscal year ended March 31, 2017; and

●	Medical devices, the sales of which accounted for approximately 0.0% of our wholesale revenue for the fiscal year ended March 31, 2017.

Our initial wholesale strategy was to scale the size of Jiuxin Medicine’s business as quickly as possible through very competitive prices so that we could qualify to sell directly to hospital-affiliated pharmacies, which we estimate to represent over eighty percent (80%) sales of the pharmacies in China. However, that strategy has largely proven unprofitable, so we refocused our strategy on profitability starting in the third quarter of fiscal 2014. As local hospitals had stronger ties with their existing suppliers, during the year ended March 31, 2017, we had not been able to make significant progress. Wholesale revenue accounted for approximately 17.6% of our total revenue for the fiscal year ended March 31, 2017.

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

We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough to harvest. Usually, the longer it grows, the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the year ended March 31, 2017, we have cultivated white tea among the ginkgo trees. We anticipate that we will continue growing trees and cultivating other herbs in the future.

Actual planting, cultivating and harvesting are done by local farmers organized and managed by the local village government. The farmers are compensated for their labor on an hourly basis. We also employed agricultural specialists under Qianhong Agriculture to monitor the farming activities. Harvested herbs are generally sold to a local vendor.

Herb farming revenue accounted for no revenue for the fiscal year ended March 31, 2017.

Our Customers

Retail Customers

For the fiscal year ended March 31, 2017, our pharmacies collectively served an average of approximately 12,500 customers per day. We periodically conduct qualitative customer surveys to help us build a stronger understanding of our market position and our customers’ purchasing habits.

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

For sales made to eligible participants in the national medical insurance program, we generally obtain payments from the relevant government social security bureaus on a monthly basis. See ” Relevant PRC Regulations - Reimbursement under the National Medical Insurance Program. ” According to relevant regulations, a drugstore must operate for at least one (1) year before it can apply to be licensed to accept Hangzhou’s medical insurance cards. As of the date of this report, fifty-six (56) of our sixty-seven (67) “Jiuzhou Grand Pharmacy” stores are licensed to accept medical insurance cards while four (4) will apply for approval in the near future. Those of our stores that accept medical insurance cards are designated as such by clear signage on their storefront windows.

Online Sales Customers

Our online customers mainly consist of consumers below thirty five (35) years old. While our website is accessible throughout China, approximately forty-five percent (45%) of our online sales during the fiscal year ended March 31, 2017, were from Zhejiang and neighboring Jiangsu and Shanghai.

Wholesale Customers

Our wholesale customers are primarily third-party trading companies that purchase from us to resell to pharmacies throughout China. We also supply some hospitals and pharmacies, although they collectively make up less than 10.0% of our wholesale customers currently. HuaDong Pharmaceutical Co., Ltd. accounted for approximately 17.2% of our wholesale revenue, and 3.0% of our total revenue, for the fiscal year ended March 31, 2017. This customer is neither related to nor affiliated with us.

Herb Farming Customers

Our farming customers primarily include local herb vendors. For the fiscal year ended March, 31, 2017, we have not harvested or sold any herbs.

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

As part of our marketing campaign, we offer rewards cards to customers, which provide certain exclusive discounts. After a customer signs up for the rewards card, we communicate via the customer’s preferred method: e-mail, traditional mail or text messages. For the fiscal year ended March 31, 2017, approximately 75.6% of our customers used their rewards card to make purchases. We intend to further extend this program to enhance the customer experience and for customer retention.

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

Suppliers

We currently source retail products from approximately 350 suppliers, including trading companies and direct manufacturers. We source wholesale products from approximately 150 suppliers, including many of those that provide our retail products. For the fiscal year ended March 31, 2017, two (2) suppliers, HuaDong Pharmaceutical Co., Ltd. and Zhejiang Yingte Pharmaceutical Co. Ltd. accounted for more than twenty-nine percent (29.3%) and thirteen percent (13.1%) of our total purchases and total purchase deposits. The suppliers are neither related to nor affiliated with us.

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

The online pharmacy is an emerging business in China. We are competing with other online vendors that may be supported by major drugstore chains or initiated by smaller local drugstore chains. In order to compete effectively, we are cooperating with Taobao, the largest online vendor in China. We also put in significant efforts selecting products we believe are most suitable for online sales, such as those we have the exclusive right to sell. We have spent considerable efforts identifying popular products that can drive sales, while maintaining our attention on cost. In fiscal 2017, we have kept working with with large insurance companies in China such as the People’s Insurance Company (Group) of China Limited, who sells online products to their customers that have purchased health insurance from them. Commercial health insurance has expanded quickly in recent years in China, especially after the government started to control its Social Health Insurance (“SHI”) budget. We expect the close cooperation with commercial insurance companies and active strategy on e-commerce platforms will drive up our online sales.

China’s herb market is highly specialized. We have not incurred any herb sales in fiscal 2017.

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

Employees

As of March 31, 2017, we had 893 employees combined in our retail and wholesale operations, including 846 full-time and 47 part-time employees. The number of employees for each area of operations, and such employees as a percentage of our total workforce, are as follows:

	As of March 31, 2017
	Employees	Percentage
Non-pharmacist store staff	169	18.9%
Pharmacists	327	36.6%
Management - non-pharmacists	81	9.1%
Physicians	55	6.2%
Non-physician clinic staff	27	3%
Wholesale - non-warehouse	37	4.1%
Wholesale - warehouse	51	5.7%
Online pharmacy - technicians	92	10.3%
Online pharmacy - non-technicians	7	0.8%
Total	893	100.00%

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

Dividend Distribution

Under current applicable laws and regulations, each of our consolidated PRC entities, including WFOEs and domestic companies, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities is required to set aside at least ten percent (10%) of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches fifty percent (50%) of its registered capital. These reserves are not distributable as cash dividends. As of March 31, 2017, the accumulated balance of our statutory reserve funds reserves amounted to $1.31 million, and the accumulated loss of our consolidated PRC entities amounted to $3.11 million.

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

General PRC Government Approval

As a wholesale distributor and retailer of pharmaceutical products, we are subject to regulation and oversight by different levels of the food and drug administration in China, in particular, the SFDA. The Drug Administration Law of the PRC , as amended, provides the basic legal framework for the administration of the production and sale of pharmaceutical products in China and governs the manufacturing, distributing, packaging, pricing, and advertising of pharmaceutical products in China. The corresponding implementation regulations set out detailed rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to business operators, retailers, and foreign-invested companies.

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

In addition, under the Supervision and Administration Rules on Pharmaceutical Product Distribution , promulgated by the SFDA on January 31, 2007, and effective May 1, 2007, a pharmaceutical product distributor is responsible for its procurement and sales activities and is liable for the actions of its employees or agents in connection with their conduct of distribution on behalf of the distributor. A retail distributor of pharmaceutical products is not allowed to sell prescription pharmaceutical products or Tier A OTC pharmaceutical products listed in the national or provincial medical insurance catalogs without the presence of a certified in-store pharmacist. See ” Reimbursement under the National Medical Insurance Program .”

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

Advertisement of Pharmaceutical Products

Under the Advertising Law of PRC , the contents of an advertisement must be true, lawful, without falsehood, and must neither deceive nor mislead consumers. Accordingly, advertisement must be examined by the competent authority prior to its publication or broadcast through any form of media. In addition, advertisement of pharmaceutical products may only be based on a drug’s approved indication of use statement, and may not contain any assurance of a product’s efficiency, treatment efficiency, curative rate, or any other information prohibited by law. Advertisement for certain drugs should include an admonishment to seek a doctor’s advice before purchasing and application. Advertising is prohibited for certain drugs such as anesthetics and psychotropic drugs.

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

Product Liability and Consumers Protection

Product liability claims may arise if the products sold have any harmful effect on the consumers. The injured party may make a claim for damages or compensation. The General Principles of the Civil Law of the PRC , which became effective in January 1987, state that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities for such damage or injuries.

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

Internet Pharmaceutical Sales

China’s central government regulates Internet access, the distribution of online information and the conduct of online commerce through strict business licensing requirements and other government regulations. Companies which sell pharmaceutical products to consumers through the Internet are required to obtain: (1) a drug distribution permit; (2) an Internet pharmaceutical information provider qualification certificate, renewable every five (5) years; (3) an Internet pharmaceutical transaction service qualification certificate, renewable every five (5) years; (4) a value-added telecommunication operation permit; and (5) registration with the Administration of Information Industry. Internet pharmacies are not allowed to distribute prescription drugs. The websites that sell pharmaceutical products must ensure transaction security and enable the consumers to consult with licensed pharmacists. Also, an Internet-based business in China is required to obtain and maintain certain assets relevant to its business, such as delivery and storage facilities. Jiuzhou Pharmacy obtained all above-mentioned certificates and registrations and launched www.dada360.com in May 2010 and renewed the certificates in 2015. Quannuo Technology has been operating the website and providing software and technical supports since November 2010. Since December 2015, such onine pharmacy operation function has been transferred to Jiuzhou Pharmacy after the sale of Quannuo Technology in November 2015. During the year ended March 31, 2017, the Company also sold pharmaceutical and other products via certain third-party platforms such as Tmall and JD.com.

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

We have grown our business, in part, through acquisitions of stores over the years. One of our strategies going forward is to continue this growth through acquisitions of more drugstores. However, we cannot provide assurance that we will be able to identify and secure suitable acquisition opportunities. Our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and, to the extent necessary, our ability to obtain any necessary financing for larger acquisitions on terms that are satisfactory to us. Moreover, if an acquisition target is identified, the third parties with whom we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms. The negotiation and completion of potential acquisitions, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and may potentially disrupt our existing business. Furthermore, we cannot provide any assurances that the expected synergies from future acquisitions will actually materialize. In addition, future acquisitions could result in the incurrence of additional indebtedness, costs, and contingent liabilities, causing us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current shareholders’ percentage ownership, or incur write-offs and restructuring and other related expenses. Future acquisitions may also expose us to potential risks, including risks associated with:

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

Our ability to obtain products and maintain inventory at, and to maintain and establish leases for, our pharmacies, is dependent upon our ability to post and maintain significant cash deposits with our suppliers and landlords. Many vendors in China are unwilling to extend credit terms and instead require cash deposits, and landlords may require twelve (12) months or longer of cash deposit as security. At March 31, 2017, we had approximately $7.0 million in deposits with suppliers and approximately $2.3 million in deposits with landlords for our pharmacies. If we are unable or unwilling to establish such advances and deposits, our ability to generate sales and expand our business could be adversely affected. In general, we expect the amounts required for advances and deposits to increase as we undertake our expansion plans, complete store openings and expand our business through acquisitions or otherwise. We do not generally receive interest on the deposits made to suppliers or landlords, and such deposits are subject to loss as a result of the creditworthiness or bankruptcy of the party who holds our funds, as well as the risk from any illegal acts associated with the third party, such as conversion, fraud, theft or dishonesty. If these circumstances were to arise, we could find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with our vendors or landlords.

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

Our future success is dependent on the continued services of the Key Personnel but we do not maintain key-man insurance. If we lose the services of any one of the Key Personnel, we may not be able to locate suitable or qualified replacements, which could severely disrupt our business and prospects. Each of the Key Personnel has entered into a confidentiality and non-competition agreement with us. However, if any disputes arise between us and the Key Personnel, we cannot provide assurance, in light of uncertainties associated with the PRC legal system, that any of these agreements could be enforced in China, the jurisdiction in which the Key Personnel reside and hold some of their assets. See ” Risks Related to Doing Business in China - You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management. “

We depend on the continued service of, and on the ability to attract, motivate and retain a sufficient number of qualified and skilled personnel for our business.

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

Our online business decreased significantly in the fiscal year ended December 31, 2016 and we cannot assure our efforts for alternative vendors will result in the increase in revenues from online pharmacy in the coming years.

Our online pharmacy sales decreased by approximately $11,060,985, or 41.8% for the year ended March 31, 2017, as compared to the year ended March 31, 2016. The decrease was primarily caused by the decline in business referred from Yikatong, the popular pharmacy and health insurance benefit card. The sales on our own official website for the year ended March 31, 2017 decreased by $8.1 million or 81.4% as compared to the year ended March 31, 2016. Yikatong is run by a Pharmacy Benefit Management (“PBM”) provider in China. In fiscal 2016, we created a strategic alliance with the PBM provider. However, in order to maximize its profit, the PBM provider chose to create its own online pharmacy to sell products referred from Yikatong and actively directed Yikatong customers to purchase products on its online pharmacy. As a result, the sales on our own official website declined dramatically. We have been actively working with a similar vendor, who may refer to us a big customer pool in the near future we cannot assure you whether this will be successful and whether our own website sales will continue to grow in the future.

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

Current PRC regulations limit foreign ownership of a pharmacy operator to forty nine percent (49%) if such operator owns interests in thirty (30) or more drugstores in China that sell a variety of branded pharmaceutical products sourced from different suppliers. Since we do not own any equity interests in Jiuzhou Pharmacy (or its subsidiary Jiuxin Medicine), but control them through contractual arrangements, we do not believe that the regulations limiting foreign ownership apply to us even if Jiuzhou Pharmacy or Jiuxin Medicine expands beyond thirty (30) stores. In fact, Jiuzhou Pharmacy has expended to sixty-seven (67) stores as of March 31, 2017.

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

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards. Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least ten percent (10%) of their after-tax profit each year, based on PRC accounting standards, to their statutory surplus reserve fund until the accumulative amount of such reserves reaches fifty percent (50%) of their respective registered capital. As a result, our consolidated PRC entities are restricted in their ability to transfer a portion of their net income to us whether in the form of dividends, loans or advances. As of March 31, 2017, our restricted reserves totaled $1,372,879 (RMB 9,460,695). Our restricted reserves are not distributable as cash dividends. Any limitation on the ability of our consolidated operating entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

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

According to several articles published by the Wall Street Journal, CNN, and BBC News in January 2016, after experiencing rapid growth for more than a decade, China’s economy has been hit by shrinking foreign and domestic demand, weak investment, factory overcapacity and oversupply in the property market, and has experienced a painful slowdown in the last two years. In 2015, China’s economy grew by 6.9%, compared with 7.3% a year earlier, marking its slowest growth in a quarter of a century. As the government tried to shift the growth engine away from manufacturing and debt-fueled investment toward the services sector and consumer spending, the outlook of the Chinese economy is uncertain.

In the next two to three years, China’s growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. The International Monetary Fund expected China’s economy to grow by 6.5% in 2017. If China’s economy is further slowing down, it may negatively affect our business operation and financial results.

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

Although our common stock has been listed on the NASDAQ Capital Market since April 22, 2010, the historical trading volume of our common stock has generally been low. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

As an illustration of such volatility, the closing price of our common stock during the fifty two (52) weeks preceding the date of this report ranged from a low of $1.56 to a high of $2.13. In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

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

As of June 28, 2017, our directors and executive officers collectively controlled approximately 8,788,482 or 34.9% of our outstanding shares of stock entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit us and our shareholders. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

We are headquartered in Hangzhou, China. We do not own any property; however, our current leased properties are as follows:

Description	Location	Size (square meters)	Lease expiration date
Principal executive office	1st Floor, Yuzheng Plaza, No. 76, Yuhuangshan Road, Hangzhou, Zhejiang Province, China	1,370	December 31, 2017

Distribution center	2-4th Floors, Building 3, No. 10, Kanghui Road, Gongshu District, Hangzhou, Zhejiang Province, China	12,300	January 31, 2021

Pharmacies (1)	Various locations in Hangzhou, Zhejiang Province, China	Range from 79 to 1,713	June 2015 to March 2027

Farmland for herb cultivation (2)	Qianhong Township, Hangzhou, Zhejiang Province, China	196,677	February 1, 2040

Land (2)	Qianhong Township, Hangzhou, Zhejiang Province, China	18,616	February 1, 2040

(1)	As of the date of this report, we have operating leases in connection with our 67 pharmacies. See Note 10, “Long Term Deposits,” and Note 22, “Commitments and Contingencies” to the Financial Statements. The leases do not contain any material escalating lease payments or contingent rental payment terms. We must negotiate with the landlords for an extension of the current leases or enter into new leases upon their termination, upon which our landlords may request a rent increase. Under applicable PRC law, we have priority over other potential lessees with respect to the leased store space on the same terms. We also do not expect any significant difficulties in renewing, where desired, the existing leases upon their expiration. Our community stores are normally relatively small in size and the facilities inside the store are easily movable. As a result, we do not expect our drugstore operations to be materially and adversely affected by any failure to renew current leases or enter into new leases.

(2)	We lease the land from The People’s Government of Qianhong Village under a 30-year lease entered in February 2010. The rent for the land was prepaid in full in May 2010. See Note 11, “Other Noncurrent Assets,” and Note 12, “Intangible Assets,” to the Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS.

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

	Low	High
Fiscal Year 2017
Quarter ended March 31, 2017	$1.71	$2.01
Quarter ended December 31, 2016	$1.56	$1.85
Quarter ended September 30, 2016	$1.76	$2.13
Quarter ended June 30, 2016	$1.57	$1.90

Fiscal Year 2016
Quarter ended March 31, 2016	$1.43	$1.99
Quarter ended December 31, 2015	$1.71	$2.47
Quarter ended September 30, 2015	$1.63	$3.41
Quarter ended June 30, 2015	$2.69	$4.68

Based on the records of our transfer agent, we had 25,214,678 shares of common stock issued and outstanding as of June 21, 2017.

Holders

Based on the records of our transfer agent, there were stockholders of record of our common stock as of June 21, 2017 (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Recent Sales of Unregistered Securities

On January 23, 2017, we issued 4,840,000 shares of Common Stock to an institutional investor for a total proceeds of $10,680,000. The shares are restrictive with a standard legend under the Securities Act of 1933, as amended (the “Securities Act”). No other sales of unregistered securities were made in fiscal 2017.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future other than in compliance with the SEC rules and regulations.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” at the end of this section for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into U.S. Dollars (“USD” or “$”) at various pertinent dates and for pertinent periods.

Overview

We currently operate in four business segments in China: (1) retail drugstores, (2) online pharmacy, (3) wholesale of products similar to those that we carry in our pharmacies, and (4) farming and selling herbs used for traditional Chinese medicine (“TCM”).

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of March 31, 2017, we had 67 pharmacies in Hangzhou city and its adjacent town Lin’an under the store brand of “Jiuzhou Grand Pharmacy.” During the year ended March 31, 2017, we had opened thirteen new pharmacies while closing three stores due to termination of their lease contracts.

Since May 2010, we have also been selling certain OTC drugs, medical devices, nutritional supplements and other sundry products online. Our online pharmacy sells through several third-party platforms such as Alibaba’s Tmall, JD.com and Amazon.com, and the Company’s own platform all over China. In fiscal year 2017, in order to keep top rankings in certain third-party platforms such as Tmall, we have spent reasonable resources on marketing our products through these third-party platforms. Our sales through our own platform are primarily generated by customers who use their private commercial medical insurances package.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM but have not incurred sales in the year ended March 31, 2017.

Critical Accounting Policies and Estimates

In preparing our audited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we are required to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenue and expenses during each reporting period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ materially from those estimates.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions. The critical accounting policies and related judgments and estimates used to prepare our financial statements are identified in Note 2 to our audited consolidated financial statements accompanying in this report.

Results of Operations

Comparison of years ended March 31, 2017 and 2016

The following table summarizes our results of operations for the years ended March 31, 2017 and 2016:

	Years ended December 31,
	2017		2016
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$81,499,045	100.0%	$89,065,580	100.0%
Gross profit	$16,626,918	20.4%	$17,511,582	19.7%
Selling expenses	$12,923,192	15.9%	$12,360,872	13.9%
General and administrative expenses	$7,684,862	9.1%	$5,175,476	0.6%
Loss from operations	$(3,981,136)	(4.9)%	$(24,766)	(0.0)%
Interest income	$379,790	0.5%	$299,511	0.3%
Interest expenses	$(1,349)	0.0%	$(155,578)	(0.2)%
Other income, net	$19,888	0.0%	$(43,535)	(0.0)%
Impairment of long-lived assets	$(2,117,042)	(2.6)%	$-	-%
Change in fair value of derivative liability	$140,032	0.2%	$612,198	(0.7)%
Income tax expense	$84,387	(0.1)%	$96,741	0.1%
Net income(loss)	$(5,644,204)	(6.9)%	$447,156	(0.5)%

Revenue

Primarily due to the decline in our online pharmacy business, revenue decreased by $7,566,535 or 8.5% for the year ended March 31, 2017, as compared to the year ended March 31, 2016, partially offset by the increase in our retail drugstore and wholesale business. The following table breaks down the revenue for our four business segments for the year ended March 31, 2017 and 2016:

Revenue by Segment

The following table breaks down the revenue for our four business segments for the year ended March 31, 2017 and 2016:

	For the year ended March 31,
	2017		2016
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$51,788,386	63.5%	$51,205,644	57.5%	$582,742	1.1%
Revenue from online sales	15,388,996	18.9%	26,449,981	29.7%	(11,060,985)	(41.8)%
Revenue from wholesale business	14,321,663	17.6%	11,409,955	12.8%	2,911,708	25.5%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$81,499,045	100.0%	$89,065,580	100.0%	$(7,566,535)	(8.5)%

Retail drugstores sales, which accounted for approximately 63.5% of total revenue for the year ended March 31, 2017, increased by $582,742, or 1.1% compared to the year ended March 31, 2016, to $51,788,386. Same-store sales decreased by approximately $2,648,725, or 5.5%, while new stores contributed approximately $2,200,622 in revenue in the year ended March 31, 2017. Excluding the RMB depreciation effect, the same store sales increased by approximately 0.6% period over period. In the year ended March 31, 2017, we closed three stores due to termination of lease contracts. The three stores contributed a total revenue of $1,152,555 in the year ended March 31, 2017 as compared to a total revenue of $2,536,483 in the year ended March 31, 2016, a decrease of $1,383,928. Although we closed the three stores, we have moved their business licenses such as National Basic Social Health Insurance (SHI) Qualification to three of our new stores. On the other hand, the G20 summit held in Hangzhou in September 2016 impeded our sales in the first two quarters of fiscal 2017, as the local government has significantly tightened its security requirements and prevented people from entering Hangzhou City before and during the G20 summit for several months. In order to catch up with the sales plan in 2016, after the G20 summit, we have made a series of marketing activities to promote sales. For instance, close to the Chinese Spring Festival, people tend to purchase more nutritional supplements such as ginseng, bird’s-nest and colla coril asini. We have negotiated with major manufacturers and vendors of nutritional supplements in advance and ordered a large quantity at favorable prices. As a result, we are able to implement various marketing campaigns to promote sales. Additionally, since the beginning of 2016, we have expended considerable efforts in establishing and improving our chronic disease management program, which has gradually attracted quite a few loyal customers who continuously refill their prescriptions and purchase supplemental products at our stores. Furthermore, starting from fiscal 2018, we have accelerated our new stores expansion, which is expected to generate more retail drugstore revenue. Our store count increased to 67 as of March 31, 2017, compared to 58 stores as of March 31, 2016.

Our online pharmacy sales decreased by approximately $11,060,985, or 41.8% for the year ended March 31, 2017, as compared to the year ended March 31, 2016. The decrease was primarily caused by the decline in business referred from Yikatong and decline in our sales via various e-commerce platforms, as further explained below, during this year. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping close watch on cost. However, due to the China Food and Drug Administration (“CFDA”) suspension of OTC drug sales on e-commerce platforms such as Alibaba in the second quarter, our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 18.1% period over period. To minimize the effect of OTC drug sales suspension, we are using these platforms as a showcase for our OTC products. Customers interested in listed OTC products can place order requests on these platforms which will forwards these requests to us. We will process these orders and the customers can pay us upon delivery. We are also adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sales of OTC drugs. Due to the decline in business referred to us from “Yikatong”, the popular pharmacy and health insurance benefit card, the sales on our own official website for the year ended March 31, 2017 decreased by $8.1 million or 81.4% as compared to the year ended March 31, 2016. Yikatong is run by a Pharmacy Benefit Management (“PBM”) provider in China. In fiscal 2016, we created a strategic alliance with the PBM provider. However, in order to maximize its profit, the PBM provider chose to create its own online pharmacy to sell products referred from Yikatong. In order to grow its own online pharmacy, the PMB provider actively directed Yikatong customers to purchase products on its online pharmacy. As a result, the sales on our own official website declined dramatically. In order to offset the negative effect, we had been actively working with a similar vendor, who may refer to us a big customer pool in the near future. If we are able to retain the new vendor, our own website sales will continue to grow in the future.

Wholesale revenue increased by $2,911,708 or 25.5%, primarily as a result of our ability to resell certain products, which our retail stores made large order on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name merchandises, we were able to bargain lower purchase prices than the market level on these merchandises. As a result, certain vendors who were unable to obtain a better price than ours, will turn to us for these merchandises, leading the wholesale volume to grow. However, hospitals still act as a major source of drug retailers in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals. Until we can establish a new customer base and secure a status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to increase significantly in the immediate future.

In the year ended March 31, 2017 and 2016, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the year ended March 31, 2017, we had cultivated white tea among the ginkgo trees. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit decreased by $884,664 or 5.1% period over period primarily as a result of a decrease in gross profit provided by online sale, which decreased significantly in the year ended March 31, 2017. At the same time, gross margin increased from 19.7% to 20.4% due to higher retail and wholesale profit margins. The average gross margins for each of our four business segments are as follows:

	Year ended March 31,
	2017	2016
Average gross margin for retail drugstores	26.5%	25.1%
Average gross margin for online sales	10.1%	15.4%
Average gross margin for wholesale business	9.6%	4.9%
Average gross margin for farming business	N/A	N/A

Retail gross margin increased primarily because of more vendor rebates attributable to our focused marketing efforts in promoting brand-name products with large pharmaceutical suppliers, continuous efforts to renegotiate prices with our suppliers periodically, and selection of certain higher profit margin products. Instead of labeling our own products, we focused on promoting brand name products. We believe selling brand name products will increase our store popularity and customer loyalty. For instance, we negotiated with the largest brand name provider of colla coril asini, which we have been actively marketing starting in the third quarter of fiscal 2017, and have obtained a large vendor rebate from this vendor. Additionally, we have been searching for ways to improve our profit margin. From time to time, we compared existing products among our suppliers to negotiate lower cost.

Gross margin of online pharmacy sales decreased primarily because of the decline in our sales via our own official website, as well as due to our promotion of certain products sold at low profit margin. We conduct our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. The sales on our own official website usually have higher profit margins because customers referred by Yikatong and commercial insurance companies are premium customers who can afford premium products with higher profit margins. As described in the above, Yikatong has continuously cut its customer referrals to our online pharmacy. In addition, to promote sales via third-party platforms, we also organized several market campaigns focusing on competitive pricings. As a result, our overall online sales profit margin declined in the year ended March 31, 2017.

Wholesale gross margin varies period by period primarily as a result of different products we carried and sold to certain pharmaceutical vendors. Although we tried marketing our products to major local hospitals and other pharmacies, we had not been able to make significant progress. Until we are able to obtain status as provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to keep low profit margins in order to drive sales on our wholesale business.

Selling and Marketing Expenses

Sales and marketing expenses increased by $562,320 or 4.5% period over period, primarily due to reclassification of certain staff salary to selling and marketing expense in our wholesale business. As certain wholesale staff providing general customer cares and warehouses supports are more related to our sales, we reclassified these expense to sales and marketing expense to better reflect their nature. Primarily due to the decrease in overall sales, such expenses as a percentage of our revenue, increased to 15.9%, from 13.9% for the same period a year ago. Except for online business, which declined significantly, we expect other sections’ future sales and marketing expenses to not deviate significantly from the current level.

General and Administrative Expenses

General and administrative expenses increased by $2,509,386 or 48.5% period over period.  Such expenses as a percentage of revenue increased to 9.4% from 5.8% for the same period a year ago.  The decrease in absolute dollars reflects accounts receivable allowance reversal of $683,739 and additional advances to vendors allowance of $1,396,713 in the year ended March 31, 2017, as compared to a total of accounts receivables and advances to suppliers allowance reversal of $1,891,546 in the year ended March 31, 2016. The net effect is approximately $2,604,520 decrease in general and administrative expense. Certain advance accounts with suppliers became aged and we made additional reserve on these accounts. Excluding such an effect, general and administrative expenses slightly decreased by $95,134.

Loss from Operations

As a result of the above, we had loss from operations of $3,981,136, as compared to loss from operations of $24,766 a year ago. Our operating margin for the year ended March 31, 2017 and 2016 was (4.9)% and (0.0)%, respectively.

Impairment of Long-lived Assets

We recorded an impairment of long-lived assets of $2,117,042 for the year ended March 31, 2017. Such impairment was made after we estimated that the implied fair value of long-lived assets was lower than the carrying value. Accordingly, we impaired prepayment of lease use right in the amount of $1,217,081, impaired land and road improvement in the amount of $106,257, and impaired farmland assets in the amount of $743,261 in the year ended March 31, 2017.

Income Taxes

Our income tax expense decreased by $12,354 period over period due to decrease in overall profit.

Net (Loss) Income

As a result of the foregoing, net loss is $5,644,204 in the year ended March 31, 2017 as compared to a net income of $447,156 in the year ended March 31, 2016.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$6,242,363	$540,595	$906,571	$-	$7,689,529
4- 6 months	76,866	223,268	471,793	-	771,927
7- 12 months	1,966	29,378	280,991	-	312,335
Over one year	37,634	19,033	1,145,482	1,161	1,203,310
Allowance for doubtful accounts	(39,942)	(83,868)	(1,290,534)	(1,161)	(1,415,505)
Total accounts receivable	$6,318,887	$728,406	$1,514,303	$-	$8,561,596

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  In the year ended March 31, 2017, we wrote off an approximately $195,911 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

Accounts receivable from our online pharmacy business mainly consist of collectibles from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us in times ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as pharmaceutical distributors. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. Furthermore, the new management team expended significant efforts in clearing outstanding balances with certain customers and suppliers. In the year ended March 31, 2017, we were able to continually collect certain aged accounts. As a result, we reversed approximately $683,739 in allowance.

Subsequent to March 31, 2017 and through May 31, 2017, we collected approximately $2.6 million in receivables relating to our drugstore business, approximately $1.4 million in receivables relating to our online pharmacy business, approximately $0.2 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$335,906	$-	$3,526,844	$-	$3,862,750
4- 6 months	117,423	-	792,247	-	909,670
7- 12 months	23,358	-	1,364,122	-	1,387,480
Over one year	165,060	-	681,436	-	846,496
Allowance for doubtful accounts	(200,289)	-	(1,301,966)	-	(1,502,255)
Total advances to suppliers	$441,458	$-	$5,062,683	$-	$5,504,141

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchase on certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of March 31, 2017.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues such as discontinuing of inventory supply that have been identified. If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal actions. If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off. To facilitate its initial expansion, Jiuxin Medicine made significant prepayments to certain vendors. Lack of timely supplier account reconciliation caused by several sales staff rotations delayed the monitoring of such accounts. To accommodate potential loss in advances to suppliers, we made reserve for amounts considered to be uncollectible. To control credit risk, we have tightened our customer credit policy and strengthened monitoring of uncollected receivables.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	For the year ended March 31,
	2017	2016
Net cash provided by/used in operating activities	$1,559,502	$2,585,705
Net cash provided by/used in investing activities	$(46,546)	$429,808
Net cash provided by/used in financing activities	$10,644,839	$(401,892)

For the year ended March 31, 2017, cash provided by operating activities amounted to $1,559,502, as compared to $2,585,705 a year ago.  The change is primarily attributable to a decrease in cash provided by accounts receivable of $1,150,063, a decrease in cash provided by change of advances to suppliers of $4,349,479 offset by an increase of $2,263,302 in bad debt direct write-off and provision, an increase in cash provided by accounts payable of $2,340,439, and an increase in cash provided by the change of other payables and accrued liabilities of $1,848,968.

For the year ended March 31, 2017, net cash used in investing activities amounted to $(46,546), as compared to $429,808 provided by investing activities a year ago. The change is attributable to the disposal of financial assets available for sale and increase in cash used in purchase of equipment and addition of leasehold improvement in the year ended March 31, 2017.

For the year ended March 31, 2017, net cash provided by financing activities amounted to $10,644,839, as compared to $(401,892) net cash used in financing activities a year ago. The financing proceeds were from the private placement described below.

As of March 31, 2017, we had cash of approximately $18,364,424. Our total current assets as of March 31, 2017, were $55,960,458 and total current liabilities were $40,012,424, which resulted in a working capital of $ 15,948,034.

On January 23, 2017, we completed a private placement with a single healthcare-focused institutional investor for the purchase of an aggregate of 4,840,000 of our common stock at a price of $2.20 per share and gross proceeds of approximately $10,648,000.  As of March 31, 2017, we had approximately $5.20 million in our credit line available for further borrowing. We believe that the foregoing sources will collectively provide sufficient liquidity for us to meet our liquidity and capital obligations for the next twelve months. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	11,405,437	3,223,252	5,091,372	2,036,732	1,054,081
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP*	496,217	-	-	496,217	-
Total	$11,901,654	3,223,252	5,091,372	2,532,949	1,054,081

* It refers to warrants to purchase shares of common stock issued to an institutional investor and a placement agent (See Note 17).

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	March 31, 2017	March 31, 2016
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1451	USD1: RMB 0.1551

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1487	USD1: RMB 0.1582

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

As of March 31, 2017, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were ineffective. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting as described below. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in the Internal Control-Integrated Framework. We are responsible for establishing and maintaining adequate internal control over financial reporting. Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2017 due to the following material weaknesses:

Accounting and Finance Personnel Weaknesses - As noted in Item 9A of our annual reports on Form 10-K for the preceding fiscal years, management concluded that in light of the inexperience of our accounting staff with respect to the requirements of U.S. GAAP-based reporting and SEC rules and regulations, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2017 considered the same factors, including:

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

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel continues to be material weaknesses as of March 31, 2017, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

In addition, we have hired additional accounting staff to help us prepare supporting accounting documentation and information. We have also retained a financial advisor who monitors our corporate performance and provides financial advice to us. During the fiscal year ended March 31, 2017, we continued to hire outside financial consultant to monitor the accounting reporting. Although we believe that we have made significant progress, our efforts to date have not yet been sufficient to fully remediate such weaknesses. As such, we will continue our efforts during the fiscal year ending March 31, 2018, although there can be no assurance that compliance will be achieved in this time frame.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age(1)	Position	Date of Appointment
Lei Liu	52	Chief Executive Officer and Chairman of the Board of Directors	September 17, 2009
Ming Zhao	41	Chief Financial Officer	August 1, 2011
Li Qi	44	Secretary and Director	October 23, 2009
Caroline Wang (2) (3) (4)	30	Director	March 29, 2017
Taihong Guo (2) (3) (4)	66	Director	January 1, 2013
Genghua Gu (2) (3) (4)	66	Director	March 28, 2014

(1)	As of the date of this report.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Nominating Committee.

Biographical Information of Our Current Directors and Executive Officers

Lei Liu has served as our Chief Executive Officer and Chairman of our Board of Directors since September 17, 2009. Mr. Liu is one of the three founders of Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Service  & Public Health Service Co., Ltd. (“Jiuzhou Service”) (Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiaries of Jiuzhou Pharmacy, collectively as “HJ Group”), and has been the executive director of Jiuzhou Pharmacy since September 2003 and the supervising director of Jiuzhou Service since November 2005. From December 1997 to August 2003, Mr. Liu worked in Tai He Drugstore as a general manager. From September 1992 to November 1997, Mr. Liu was an administration official of Hangzhou Medical Junior College, his alma mater, where he was also a researcher and an anatomy instructor from September 1983 to July 1992. Mr. Liu has been a licensed researcher in the PRC since September 1988. As the founder and CEO responsible for our vision and direction, Mr. Liu is invaluable to us and our Board of Directors.

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

Caroline Wang has been a member of our Board since March 29, 2017. Ms. Wang has been a project manager with JC Group, a comprehensive industrial financial group which serves the “city management”, performing internal audit and projects management for a variety of financial products since October 2015. Prior to that, Ms. Wang served as a CFO assistant of Kandi Technologies Group, Inc. (NASDAQ:KNDI), a company engaged in the research, development, manufacturing, and sales of vehicle products. She was mainly responsible for consolidation of financial reports and internal control audit. From 2012 to 2015, Ms. Wang was an audit department assistant manager with KPMG Huazhen LLP Hangzhou Branch, conducting financial report audit and internal control audit for listing companies, also providing audit service to pre-IPO companies. None of these companies is related to or affiliated with the registrant. Ms. Wang holds a master’s degree in public administration from London School of Economics and Political Science, and a bachelor’s degree in finance from Beijing Language and Culture University. The Board has determined that Ms. Wang has the qualification to serve as a member of the Board given her extensive financial, accounting and auditing experience, as well as her English and Chinese bilingual capabilities to facilitate the Board’s supervision of the management.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended March 31, 2017, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, for the fiscal year ended March 31, 2017, our directors, executive officers and holders of ten percent (10%) or more of our common stock complied with Section 16(a) filing requirements applicable to them.

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

Based on the information submitted by Ms. Caroline Wang, Mr. Taihong Guo, and Dr. Genghua Gu, our Board of Directors has determined that each of them is independent under Rule 5605(a)(2) of The NASDAQ Listing Rules.

Our Board of Directors has three (3) committees. During the fiscal year ended March 31, 2017, our Board of Directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of Directors	1	4
Audit Committee	1	1
Compensation Committee	1	3
Nominating Committee	1	1

Audit Committee

Our Audit Committee operates under a written charter, a copy of which is available on our website at http://www.chinajojodrugstores.com under the tabs “Investor”–“Corporate Governance”–“Documents”, and is composed of our three (3) independent directors. Our Board of Directors has determined, based on information furnished by Ms. Caroline Wang and other available information, that she meets the requirements of an “audit committee financial expert” as that term is defined in the rules promulgated under the Securities Act and the Exchange Act, and has accordingly designated her as such. Our Board of Directors has also appointed her chairperson of the committee.

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

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two (2) fiscal years. No other executive officer received compensation in excess of $100,000 during the fiscal year ended March 31, 2017.

Summary Compensation Table
Name and Principal Position	Fiscal Year ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu, CEO (2)(3)	2016 2017	43,236 41,000	-0- -0-	369,600 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	335,103 41,000

Ming Zhao, Current CFO (4)	2016 2017	88,000 88,000	-0- -0-	17,600 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	105,600 88,000

(1)	Reflects the full fair value of stock issued during the applicable fiscal year for financial statement reporting purposes.
(2)	Salary as reported is based on interbank exchange rate of RMB 6.3224 to $1.00 on March 31, 2016 and RMB 6.8911 to $1.00 on March 31, 2017.
(3)	Mr. Liu’s compensation under “Stock Awards” for the fiscal year ended March 31, 2016, comes from the restricted stock award granted to him on November 27, 2015 under the China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”). There is no stock awards in the fiscal year ended March 31, 2017.
(4)	Mr. Zhao’s compensation under “Stock Awards” includes restricted shares issued granted to him on November 27, 2015 under the Plan. There is no stock awards in the fiscal year ended March 31, 2017.

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

Agreements with Ming Zhao

We entered into an employment agreement with Mr. Zhao dated as of August 1, 2011, under which Mr. Zhao is serving as our Chief Financial Officer for a term of two years commencing August 1, 2011, for annual compensation of $100,000, payable in monthly installments, as well as a one-time grant of 40,000 shares of our common stock (the “Shares”) under our 2010 Equity Incentive Plan.  The term of the employment was extended verbally for another two (2) years with an amended annual compensation of $88,000 starting from October 2012. The term of the employment was extended verbally for another one (1) years automatically (unless providing prior notice otherwise) with an amended annual compensation of $88,000 starting from October 2015. Mr. Zhao is also entitled to expense reimbursement and to be included as an insured under our directors and officers insurance policy with coverage of $5,000,000. During his employment, Mr. Zhao is subject to certain restrictive covenants, including (i) prohibition against engaging in any work that competes with us and our business and soliciting our customers, potential customers and employees, and (ii) requirement to maintain our confidential information.

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

Outstanding Equity Awards at Fiscal Year Ended March 31, 2017

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

On September 21, 2010, our Board of Directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”). The maximum number of shares that may be issued under the Plan is 2,025,000 shares of our common stock. The Plan was approved by our shareholders at our annual meeting held on November 2, 2010. On February 24, 2015, our Board of Directors adopted and approved Amendment No. 1 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 2,025,000 share limit to 4,325,000 shares. The Amendment No. 1 was approved by the stockholders at the annual shareholders meeting on March 23, 2015. On January 27, 2016, our Board of Directors adopted and approved Amendment No. 2 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 4,325,000 share limit to 7,175,000 shares. The Amendment No. 2 was approved by the stockholders at the annual shareholders meeting on March 23, 2016. Under the Plan, the Company may issue common stock and/or options to purchase common stock to our officers, directors, employees and consultants. The Plan is administered either by our Board of Directors or a committee that it designates comprising of at least two (2) “non-employee” directors. The board (or the committee, if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of March 31, 2017, there were 5,411,468 shares of our common stock remaining available for future issuance under the Plan.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended March 31, 2017:

Director Compensation Table
Name	Fiscal Year ended March 31,	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu (2)	2017	41,000	-0-	-0-	-0-	-0-	-0-	41,000
Li Qi (2)	2017	37,200	-281,600-	-0-	-0-	-0-	-0-	319,306
Zhimin Su	2017	13,000	-17,600-	-0-	-0-	-0-	-0-	30,600
Taihong Guo	2017	6,000	-17,600-	-0-	-0-	-0-	-0-	23,600
Genghua Gu	2017	6,000	-17,600-	-0-	-0-	-0-	-0-	23,600

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes.

(2)	Compensation is reflected in the Summary Compensation Table on page 49 above.

We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we have entered into certain agreements with some of our directors as described below. We intend to develop such a policy in the near future.

Agreement with Zhimin Su

On November 30, 2012, we entered into an agreement with Ms. Su in the form of a director offer letter, pursuant to which we have agreed to compensate her $13,000 annually for her services, payable in monthly installments on the last day of each month. Additionally, she is entitled to be included as an insured under our directors and officers insurance policy. The agreement has been terminated on March 29, 2017.

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

Agreement with Caroline Wang

As of March 29, 2017, we entered into an agreement with Ms. Wang in the form of a director offer letter pursuant to which we agreed to compensate her $11,896 (RMB80,000) annually for her services. Additionally, she is entitled to be included as an insured under our directors and officers insurance policy.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on June 21, 2017 or the latest applicable date prior to that date, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
Executive officers and directors: (1)	Number of Shares beneficially owned (2)	Percentage of class beneficially owned (3)
Lei Liu, Chief Executive Officer and Chairman of the Board of Directors (4)	8,150,482	32.3%
Ming Zhao, Chief Financial Officer	169,000	* %
Li Qi, Secretary and Director (4)	6,409,000	25.4%
Caroline Wang (5)	-	* %
Taihong Guo (6)	30,000	* %
Genghua Gu (7)	30,000	* %
All directors and executive officers as a group (6 persons)	8,788,482	34.9%

5% Shareholders: (1)
1 Globe Capital LLC (8)	1,261,131	5.0%
CareRetail Holdings Limited (9)	4,840,000	19.2%
Super Marvel Limited (4)	6,030,000	23.9%
Chong’an Jin (4)	6,049,000	24.0%

*	Less than 1%.
(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 1st Floor, Yuzheng Plaza, No. 76, Yuhuangshan Road, Hangzhou, Zhejiang Province, China, 310002.
(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 25,214,678 shares outstanding as of June 21, 2017.
(4)	The address of Super Marvel Limited (“Super Marvel”) is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. The owners of Super Marvel are Lei Liu (39%), Li Qi (30%) and Chong’an Jin (31%). They are also its directors. As such, they are deemed to have or share investment control over Super Marvel’s portfolio. According to Rule 13d-5, when two or more persons agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of an issuer, the group formed thereby shall be deemed to have acquired beneficial ownership, for purposes of sections 13(d) and (g) of the Exchange Act, as of the date of such agreement, of all equity securities of that issuer beneficially owned by any such persons. As a result, 6,030,000 shares of common stock held by Super Marvel reported herein as beneficially owned by each of Mr. Liu, Ms. Qi and Mr. Jin, which they in turn own indirectly through their respective ownership of Super Marvel.
(5)	Ms. Wang’s address is: 3601B The Center, Changle Road, Xuhui District, Shanghai, China.
(6)	Mr. Guo’s address is: 7th Floor, Qingchunbao Group, No. 555 Xixi Road, Hangzhou, China.
(7)	Dr. Gu’s address is: No.1, Xueshi Road, Hangzhou, China.
(8)	Based on Schedule 13G filed with the SEC on February 15, 2017.
(9)

Based on Form 3 filed with the SEC by Hillhouse Capital Management, Ltd. (Hillhouse Capital) on January 30, 2017, Mr. Lei Zhang, may be deemed to have controlling power over Hillhouse Capital, the sole beneficial owner of CareRetail Holdings Limited (“CareRetail”). Mr. Lei Zhang disclaims beneficial ownership of all of the shares held by CareRetail, except to the extent of his pecuniary interest therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our Officers and Directors’ Relationship with Us, Our Subsidiaries and VIE

As described in ” Business - Our Corporate History and Structure ” above, we control HJ Group through contractual arrangements between Jiuxin Management, our wholly-owned subsidiary, and each of Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic. HJ Group is owned by Mr. Lei Liu, Mr. Li Qi and Mr. Chong’an Jin (the “Key Personnel”), two (2) of whom also hold positions as our executive officers and/or directors. Because the Key Personnel also collectively own a substantial amount of our issued and outstanding common stock, we believe that our interests are aligned with those of HJ Group and the Key Personnel. However, see ” Risk Factors - Risks Related to Our Corporate Structure - Our contractual arrangements with HJ Group and the Key Personnel may not be as effective in providing control over these entities as direct ownership,” and “Management members of HJ Group have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Other Related Party Transactions

	March 31, 2017		March 31, 2016
Due to cofounders (1):	$		$576,818
Due to a director and CEO (2):		927,052	1,622,957
Total		$927,052	$2,199,775

(1)	As of March 31, 2017 and March 31, 2016, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.
(2)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

On October 11, 2016, the Company issued a total of 949,000 shares of common stock to Lei Liu, at $1.69 per share, the fair market value, or the closing stock price on Nasdaq on October 11, 2016, to offset the debts in the amount of $1,603,810 owed to Mr. Liu.

The Company leases from Mr. Lei Liu a retail space. The lease will expire in September 2017. The rent for the year ended March 31, 2017 has not been paid to Mr. Liu as of March 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our current principal independent auditor is BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO China”) whom we engaged on April 7, 2015. Friedman LLP was our auditor till dismissed on April 7, 2015, The following table shows the fees for audit and other services provided by BDO China in relation to our 2017 and 2016 fiscal years:

	For the Fiscal Years ended March 31,
	2017	2016
Audit Fees (1)	$220,000	$215,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$220,000	$215,000

(1)	Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees: This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

(3)	Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees: This category consists of fees for other miscellaneous items.

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

(1) Financial Statements

The following consolidated financial statements for the years ended March 31, 2017 and 2016 are included in Part II, Item 8 of this Report:

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2	Share Exchange Agreement among Kerrisdale Mining Corporation, certain of its stockholders, Renovation Investment (Hong Kong) Co., Ltd. and its shareholders dated September 17, 2009 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on July 14, 2008 (2)
3.3	Articles of Merger filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws (1)
3.5	Text of Amendments to the Bylaws (2)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (6)
4.1	Specimen of Common Stock Certificate (1)
4.2	2010 Equity Incentive Plan (8)
10.1	Consulting Services Agreement between Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) and Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”) dated August 1, 2009 (3)
10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)

10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Consulting Services Agreement between Jiuxin Management and Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”) dated May 15, 2012 (10)
10.29	Operating Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.30	Voting Rights Proxy Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.31	Equity Pledge Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.32	Option Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.33	Director Offer Letter with Caroline Wang dated as of March 29, 2017*
10.34	Director Offer Letter with Taihong Guo dated January 1, 2013 (12)
10.35	Director Offer Letter with Genghua Gu dated December 9, 2013 (13)
10.36	Office Lease dated December 18, 2013 (14)
10.37	Acquisition Agreement between Jiuzhou Pharmacy and Sanhao Pharmacy dated October 9, 2014 (15)
10.38	Form of the Restricted Stock Award Agreement for the Issuance on November 18, 2014 (16)
10.39	Form of the Non-statutory Stock Option Agreement (16)
10.40	Form of Warrant (17)
10.41	Securities Purchase Agreement between the Company and an Investor dated July 19, 2015 (17)
10.42	Engagement Letter between the Company and H.C. Wainwright & Co., LLC dated July 19, 2015 (17)
10.43	Form of the Restricted Stock Award Agreement for the issuance on November 27, 2015 (18)
10.44	Securities Purchase Agreement by and between the Company and CareRetail Holdings Limited dated January 3, 2017 (19)
10.45	Investor Rights Agreement by and among the Company, Jiuzhou Pharmacy, Mr. Lei Liu, Ms. Li Qi and CareRetail Holdings Limited dated January 3, 2017 (19)
10.46	English translation of the Joint Venture Agreement by and between Jiuzhou Pharmacy and CareRetail (HK) dated January 18, 2017 (20)
14.1	Code of Business Conduct and Ethics (5)
21.1	List of Subsidiaries (21)
23.1	Consent of Independent Publicly Registered Accounting Firm, BDO China Shu Lun Pan Certified Public Accountants LLP*
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer *
99.1	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.2	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (7)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on November 28, 2007
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 15, 2008
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 24, 2009
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 30, 2009
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2010
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 14, 2010
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed on June 29, 2010
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 3, 2010
(9)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2011
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 17, 2012
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 30, 2012
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 4, 2013
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 12, 2013
(14)	Incorporated by reference from the registrant’s Current Report on Form 10-K filed on June 27, 2014
(15)	Incorporated by reference from the registrant’s Current Report on Form 10-Q filed on November 13, 2014
(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 24, 2014
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 21, 2015
(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 2, 2015
(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 4, 2017
(20)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on February 10, 2017
(21)	Incorporated by reference from Exhibit 21.1 of the registrant’s Annual Report on Form 10-K filed on June 28, 2016

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date : June 29, 2017	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer
(Principal Executive Officer)

Date : June 29, 2017	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lei Liu	Chief Executive Officer and Director	June 29, 2017
Lei Liu

/s/ Ming Zhao	Chief Financial Officer	June 29, 2017
Ming Zhao

/s/ Li Qi	Secretary and Director	June 29, 2017
Li Qi

/s/ Caroline Wang	Director	June 29, 2017
Caroline Wang

/s/ Taihong Guo	Director	June 29, 2017
Taihong Guo

/s/ Genghua Gu	Director	June 29, 2017
Genghua Gu

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

China Jo-Jo Drugstores, Inc.

We have audited the accompanying consolidated balance sheet of China Jo-Jo Drugstores, Inc. as of March 31, 2017 and March 31, 2016 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Jo-Jo Drugstores, Inc. at 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Shu Lun Pan Certified Accountants LLP

Shanghai, People’s Republic of China

June 29, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$18,364,424	$6,671,873
Restricted cash	9,431,386	13,747,990
Financial assets available for sale	87,068	465,165
Notes receivable	253,394	15,506
Trade accounts receivable, net of allowance for doubtful accounts of $1,415,505 and $2,099,244, as of March 31, 2017 and 2016 respectively	8,561,596	8,054,597
Inventories	9,923,101	10,802,691
Other receivables, net of allowance for doubtful accounts of $26,854 and $28,405, as of March 31, 2017 and 2016, respectively	2,269,193	1,376,468
Advances to suppliers, net of allowance for doubtful accounts of $1,502,255 and $105,542, as of March 31, 2017 and 2016, respectively	5,504,141	4,230,665
Other current assets	1,566,155	1,518,048
Total current assets	55,960,458	46,883,003

PROPERTY AND EQUIPMENT, net	4,263,157	5,543,076

OTHER ASSETS
Long-term investment	46,152	108,539
Farmland assets	718,787	1,562,205
Long term deposits	2,294,848	2,452,056
Other noncurrent assets	1,177,005	2,595,129
Intangible assets, net	2,712,611	2,928,779
Total other assets	6,949,403	9,646,708

Total assets	$67,173,018	$62,072,787

LIABILITIES AND STOCK HOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term loan payable	$-	$31,011
Accounts payable, trade	19,441,195	16,667,396
Notes payable	12,691,575	17,595,634
Other payables	2,916,283	1,917,821
Other payables - related parties	927,052	2,199,775
Customer deposits	2,675,030	2,610,151
Taxes payable	681,939	483,770
Accrued liabilities	679,350	615,056
Total current liabilities	40,012,424	42,120,614

Purchase option and warrants liability	496,217	636,301
Total liabilities	40,508,641	42,756,915

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 25,214,678 and 17,735,504 shares issued and outstanding as of March 31, 2017 and March 31, 2016	25,215	17,736
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of March 31, 2017 and March 31,2016	-	-
Additional paid-in capital	36,581,248	22,088,267
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(12,601,257)	(6,957,053)
Accumulated other comprehensive income	1,350,062	2,857,813
Total stockholders’ equity	26,664,377	19,315,872

Total liabilities and stockholders’ equity	$67,173,018	$62,072,787

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended March 31,
	2017	2016
REVENUES, NET	$81,499,045	$89,065,580

COST OF GOODS SOLD	64,872,127	71,553,998

GROSS PROFIT	16,626,918	17,511,582

SELLING EXPENSES	12,923,192	12,360,872
GENERAL AND ADMINISTRATIVE EXPENSES	7,684,862	5,175,476
TOTAL OPERATING EXPENSES	20,608,054	17,536,348

LOSS FROM OPERATIONS	(3,981,136)	(24,766)

INTEREST INCOME	379,790	299,511
INTEREST EXPENSE	(1,349)	(155,578)
OTHER INCOME (EXPENSE), NET	19,888	(187,468)
IMPAIRMENT OF LONG-LIVED ASSETS	(2,117,042)	-
CHANGE IN FAIR VALUE OF PURCHASE OPTION AND WARRANTS LIABILITY	140,032	612,198

(LOSS) INCOME BEFORE INCOME TAXES	(5,559,817)	543,897

PROVISION FOR INCOME TAXES	84,387	96,741

NET (LOSS) INCOME	(5,644,204)	447,156

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,507,751)	(1,114,730)

COMPREHENSIVE LOSS	(7,151,955)	(667,574)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	20,396,217	16,096,406
Diluted	20,396,217	16,147,505

(LOSS) EARNINGS PER SHARES:
Basic	$(0.28)	$0.03
Diluted	$(0.28)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
	Common Stock			Retained Earnings		other	Non-
	Number of		Paid-in	Statutory		comprehensive	controlling
	shares	Amount	capital	reserves	Unrestricted	income/(loss)	interest	Total
BALANCE, March 31, 2015	15,650,504	$15,651	19,301,233	1,309,109	(7,404,210)	3,972,543	39,064	$17,233,390
Stock based compensation	885,000	885	1,021,906	-	-	-	-	1,022,791
Net income	-	-	-	-	447,157	-	-	447,157
Registered direct offering financing	1,200,000	1,200	1,765,128	-	-	-	-	1,766,328
Foreign currency translation loss	-	-	-	-	-	(1,114,730)	(39,064)	(1,153,794)
BALANCE, March 31, 2016.	17,735,504	$17,736	22,088,267	1,309,109	(6,957,053)	2,857,813	-	$19,315,872

Stock based compensation	1,690,174	1,690	2,246,960	-	-	-	-	2,248,650
Net loss	-	-	-	-	(5,644,204)	-	-	(5,644,204)
Private direct offering financing	4,840,000	4,840	10,643,160	-	-	-	-	10,648,000
Issuance of common stocks in exchange of debts	949,000	949	1,602,861					1,603,810
Foreign currency translation loss	-	-	-	-	-	(1,507,751)		(1,507,751)
BALANCE, March 31, 2017.	25,214,678	$25,215	36,581,248	1,309,109	(12,601,257)	1,350,062	-	$26,664,377

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(5,644,204)	$447,156
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt direct write-off and provision	679,271	(1,584,031)
Depreciation and amortization	1,316,747	1,456,029
Impairment of prepayment of lease use right	1,246,788	-
Farmland assets impairment	761,403
Impairment of land and road improvement	108,851
Stock based compensation	2,248,650	1,022,791
Change in fair value of purchase option derivative liability	(140,084)	(612,198)
Change in operating assets:
Accounts receivable, trade	(717,386)	432,677
Notes receivable	(244,713)	118,687)
Inventories and biological assets	191,564	(762,212)
Other receivables	(773,359)	(67,778)
Advances to suppliers	(3,020,156)	1,329,323
Other current assets	(148,983)	581,847
Other noncurrent assets	35,509	-
Change in operating liabilities:
Accounts payable, trade	3,936,178	1,595,739
Other payables and accrued liabilities	1,250,755	(598,213)
Customer deposits	237,891	(976,138)
Taxes payable	234,780	202,026
Net cash provided by operating activities	1,559,502	2,585,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of financial assets available for sale	445,968	790,845
Purchase of financial assets available for sale	(89,194)	-
Acquisition of equipment	(140,209)	(192,937)
Termination of a joint venture	104,059	-
Investment in a joint venture	(96,180)	(110,718)
Additions to leasehold improvements	(270,990)	(57,382)
Net cash provided by (used in) investing activities	(46,546)	429,808

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	-	23,258
Repayment of short-term bank loan	(29,731)	(23,258)
Change in restricted cash	3,519,030	(5,319,861)
Proceeds from notes payable	24,577,096	21,657,140
Repayment of notes payable	(28,445,215)	(18,956,792)
Changes in other payables-related parties	375,659	(481,879)
Proceeds from sale of stock and warrants	10,648,000	2,699,500
Net cash provided by (used in) financing activities	10,644,839	(401,892)

EFFECT OF EXCHANGE RATE ON CASH	(465,244)	34,671

INCREASE IN CASH	11,692,551	2,648,292

CASH, beginning of year	6,671,873	4,023,581

CASH, end of year	$18,364,424	$6,671,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,349	$155,578
Cash paid for income taxes	$57,247	$78,550
Issuance of common stocks in exchange of debts	$1,603,810	$-
Non-cash financing activities:
Issuance of stock purchase options to an investment bank		147,728

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

On September 17, 2009, the Company completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. (“Renovation”), whereby 7,900,000 shares of common stock were issued to the stockholders of Renovation in exchange for 100% of the capital stock of Renovation. The completion of the share exchange transaction resulted in a change of control. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of Renovation (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. Renovation has no substantive operations of its own except for its holdings of Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”), Zhejiang Shouantang Medical Technology Co., Ltd. (“Shouantang Technology”) and Hangzhou Jiutong Medical Technology Co., Ltd (“Jiutong Medical”), Hangzhou Jiuyi Medical Technology Co. Ltd. (“Jiuyi Technology”), its wholly-owned subsidiaries.

The Company is an online and offline retailer and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements.

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

The Company currently conducts its online retail pharmacy business through Jiuzhou Pharmacy, which holds the Company’s online pharmacy license. Prior to November 2015, the Company primarily conducted its online retail pharmacy business through Zhejiang Quannuo Internet Technology Co., Ltd. .In May 2015, the Company established Zhejiang Jianshun Network Technology Co. Ltd, a joint venture with Shanghai Jianbao Technology Co., Ltd. (“Jianshun Network”), in order to develop its online pharmaceutical sales from large commercial medical insurance companies. On September 10, 2015, Renovation set up a new entity Jiuyi Technology to provide additional technical support such as webpage development to our online pharmacy business. In November 2015, the Company sold all of the equity interests of Quannou Technology to six individuals for approximately $17,121 (RMB107,074). After the sale, its technical support function has been transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $14.5 million fully paid	100%
Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%
Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out herb farming business	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation ● Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Entity Name	Background	Ownership
Shouantang Bio	● Established in the PRC in October, 2014 by Shouantang Technology ● 100% held by Shouantang Technology ● Registered capital of RMB 1,000,000 fully paid ● Sells nutritional supplements under its own brand name	100%

Jiuyi Technology	● Established in the PRC on September 10, 2015 ● 100% held by Renovation ● Technical support to online pharmacy	100%
Kahamadi Bio	● Established in the PRC in May 2016 ● 49% held by Shouantang Bio ● Registered capital of RMB 10 million ● Develop brand name for nutritional supplements	49%
Lin’An Jiuzhou	● Established in the PRC in March 31, 2017 ● 100% held by Jiuxin Management ● Registered capital of RMB 5 million ● Explore retail pharmacy market in Lin’An City	100%

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service had been under the common control of Mr. Lei Liu, Mr. Chong’an Jin and Ms. Li Qi, the three shareholders of Renovation (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting rights agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. The Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: a consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. Because such agreements obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for each of the three companies (as well as subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy, Jiuxin Medicine and Shouantang Bio are consolidated into the financial statements of the Company.

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

Control and common control are defined under the accounting standards as “an individual, enterprise, or immediate family members who hold more than 50 percent of the voting ownership interest of each entity.” Because the Owners collectively own 100% of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and have agreed to vote their interests in concert since the establishment of each of these three companies as memorialized in the voting rights agreement, the Company believes that the Owners collectively have control and common control of the three companies. Accordingly, the Company believes that Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service were constructively held under common control by Jiuxin Management as of the time the Contractual Agreements were entered into, establishing Jiuxin Management as their primary beneficiary. Jiuxin Management, in turn, is owned by Renovation, which is owned by the Company.

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

The Company has significant cash deposits with suppliers in order to obtain and maintain inventory. The Company’s ability to obtain products and maintain inventory at existing and new locations is dependent upon its ability to post and maintain significant cash deposits with its suppliers. In the PRC, many vendors are unwilling to extend credit terms for product sales that require cash deposits to be made. The Company does not generally receive interest on any of its supplier deposits, and such deposits are subject to loss as a result of the creditworthiness or bankruptcy of the party who holds such funds, as well as the risk from illegal acts such as conversion, fraud, theft or dishonesty associated with the third party. If these circumstances were to arise, the Company would find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with its suppliers.

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

Fair value measurements

The Company has adopted FASB ASC Topic 820, “Fair Value Measurement and Disclosure,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 13). The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). The carrying amount of the Financial assets available for sale is recorded at fair value and is determined based on unobservable inputs (Level 3). As of March 31 2017, the fair values of our derivative instruments that were carried at fair value (See Note 17).

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents	18,364,424	-	-	18,364,424
Financial assets available for sale	-	-	87,068	87,068
Notes payable	-	12,691,575	-	12,691,575
Warrants liability	-	496,217	-	496,217

Total	18,364,424	13,187,792	87,068	31,639,284

Revenue recognition

Revenue from sales of prescription medicine at drugstores is recognized when the prescription is filled and the customer picks up and pays for the prescription.

Revenue from sales of other merchandise at drugstores is recognized at the point of sale, which is when a customer pays for and receives the merchandise. Usually the majority of our merchandise, such as prescription and OTC drugs, are not allowed to be returned after the customers leave the counter. Return of other products, such as sundry products, are minimal. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. Based on historical experience, a reserve for potential loss from denial of reimbursement on certain unqualified drugs is made to the receivables from the government agency.

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

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors, such as pharmaceutical manufacturers and other distributors. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from, and payments to, our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If we have difficulty receiving products from a vendor, we take the following steps: cease purchasing products from such vendor, ask for return of our prepayment promptly, and if necessary, take legal action. If all of these steps are unsuccessful, management then determines whether the prepayments should be reserved or written off.

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

The estimated useful lives of the Company’s intangible assets are as follows:

Estimated Useful Life
Land use rights	50 years
Software	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired.

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were $794,874 farmland assets and $1,203,676 prepayment of lease use rights, impaired as of March 31, 2017 (See Notes 9 and 11).

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

The Company has adopted FASB ASC Topic 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company performed a self-assessment and the Company’s liability for income taxes includes liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2017 and March 31, 2016, the management of the Company considered that the Company had no additional liabilities for uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended March 31, 2017 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities, the most significant of which is the China Tax Authority.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended December 31, 2017 and 2016.

Stock based compensation

The Company follows the provisions of FASB ASC 718, “Compensation — Stock Compensation,” which establishes accounting standards for non-employee and employee stock-based awards. Under the provisions of FASB ASC 718, the fair value of stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services. For non-employee stock-based awards, fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then recognized as compensation expense over the requisite performance period. For employee stock-based awards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight–line basis over the requisite service period for the entire award.

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $456,904 and $445,000 for the years ended March 31, 2017 and 2016, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

Operating leases

The Company leases premises for retail drugstores, offices and wholesale warehouse under non-cancellable operating leases. Operating lease payments are expensed over the term of lease. A majority of the Company’s retail drugstore leases have a 3 to 10 year term with a renewal option upon the expiration of the lease; the wholesale warehouse lease has a 10-year term with a renewal option upon the expiration of the lease. The Company has historically been able to renew a majority of its drugstores leases. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. In addition, land leased from the government is amortized on a straight-line basis over a 30-year term.

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

The balance sheet amounts, with the exception of equity, at March 31, 2017 and 2016 were translated at 1 RMB to 0.1451 USD and at 1 RMB to 0.1551 USD, respectively. The average translation rates applied to income and cash flow statement amounts for years ended March 31, 2017 and 2016 were at 1 RMB to 0.1487 USD and at 1 RMB to 0.1582 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 77,550) per bank. As of March 31, 2017 and March 31, 2016, the Company had deposits totaling $27,357,785 and $19,956,275 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 71,550) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the fiscal year ended March 31, 2017, two vendors collectively accounted for 42.4% of the Company’s total purchases and one supplier accounted for more than 10% of total advances to suppliers. For the fiscal year ended March 31, 2016, two vendors accounted for 25% of the Company’s total purchases and another vendor accounted for more than 10% of total advances to suppliers.

For the fiscal year ended March 31, 2017, no customer accounted for more than 10% of the Company’s total sales or more than 10% of total accounts receivable. For the fiscal year ended March 31, 2016, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In October 2016, the FASB has issued ASU No. 2016-16 “Topic 740, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory”. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments in this update align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards (IFRS). Specifically, IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. Public business entity that is a U.S. Securities and Exchange Commission filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

NOTE 3 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of March 31, 2017 and March 31, 2016, financial assets available for sale amounted to $87,068 (RMB 600,000) and $465,165 (RMB 3,000,000), respectively. In the year ended March 31, 2017, the Company invested as a limited partner (LP) in a private equity fund, which is intended to invest in retail pharmaceutical business. The company has signed an investment agreeement with the private equity fund and agreed to invest a total of $290,228 (RMB 2,000,000).

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	March 31, 2017	March 31, 2016
Accounts receivable	$9,977,101	$10,153,840
Less: allowance for doubtful accounts	(1,415,505)	(2,099,243)
Trade accounts receivable, net	$8,561,596	$8,054,597

For the years ended March 31, 2017 and 2016, $195,911 and $166,102 in accounts receivable were directly written off, respectively. As of March 31, 2017 and 2016, no trade accounts receivables were pledged as collateral for borrowings from financial institutions.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31, 2017	March 31, 2016
Prepaid rental expenses (1)	$1,171,472	$1,052,196
Prepaid and other current assets	394,683	465,852
Total	$1,566,155	$1,518,048

(1)	Represents store and office rental expenses that were usually prepaid and amortized over the prepayment period.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2017	March 31, 2016
Building	$1,555,923	$1,662,510
Leasehold improvements	11,783,611	12,308,190
Farmland development cost	1,735,475	1,854,364
Office equipment and furniture	5,339,005	5,560,171
Motor vehicles	585,769	624,235
Total	20,999,783	22,009,470
Less: Accumulated depreciation	(14,489,479)	(14,138,992)
Impairment*	(2,247,147)	(2,327,402)
Property and equipment, net	$4,263,157	$5,543,076

*      The variance of impairment from March 31, 2017 to March 31, 2016 is solely caused by exchange rate variance.

Total depreciation expense for property and equipment was $1,287,657 and $1,402,211 for the years ended March 31, 2017 and 2016, respectively. For the year ended March 31, 2017, $106,257 of land and road improvement in Qianhong Agriculture were impaired due to the estimated fair value being lower than the carrying value.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of March 31, 2017 and March 31, 2016, advance to suppliers consist of the following:

	March 31, 2017		March 31, 2016
Advance to suppliers	$7,006,396	*	$4,336,207
Less: allowance for doubtful accounts	(1,502,255	)**	(105,542)
Advance to suppliers, net	$5,504,141		$4,230,665

*	In order to collect a larger rebate for certain merchandise, such as colla coril asini (donkey-hide gelatin), from certain suppliers, the Company made a significant cash advance to such suppliers.

**	As cash advances increased, additional reserves were placed on certain increased advances in preparation for such advances’ potential uncollectibility. As a result, more allowances were reserved.

For the years ended March 31, 2017 and 2016, none of the advances to suppliers were written off against previous allowances for doubtful accounts, respectively.

Note 8 – INVENTORY

Inventory consisted of finished goods, valued at $9,923,101 and $10,802,691 as of March 31, 2017 and March 31, 2016, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration date to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of March 31, 2017 and March 31, 2016.

Note 9 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of March 31, 2017 and March 31, 2016, farmland assets are valued as follows:

	March 31,	March 31,
	2017	2016
Farmland assets	$2,195,787	$2,346,209
Less: Impairment*	(1,477,000)	(784,004)
Farmland assets, net	$718,787	$1,562,205

* As of March 31, 2017, the book value of the Ginkgo trees planted in Qianhong Agriculture’s farmland, including their cultivation cost and land lease amortization expense, is approximately $2,195,787. Based on an independent appraisal report, the value of the Ginkgo trees is approximately $718,787. As a result, the Company recorded an agricultural inventory impairment of $1,477,000.

Note 10 – LONG TERM DEPOSITS, LANDLORDS

As of March 31, 2017 and March 31, 2016, long term deposits amounted to $2,294,848 and $2,452,056, respectively. Long term deposits are money deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid upfront, plus additional deposits.

Note 11 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of prepayment for lease of forest land use rights, which were $1,177,005 and $2,595,129 as of March 31, 2017 and March 31, 2016, respectively.

The prepayment for lease of forest land use rights is a payment made to a local government in connection with entering into a operating land lease agreement. The land is currently used to cultivate Ginkgo trees. This prepayment also includes a deposit of $1,015,798, which has been included as prepayment for the forest land use rights, as the forest rights certificate from the local village extends the life of the lease to January 31, 2060. Based on an independent appraisal report, the fair value of the lease prepayment was lower than carrying cost. As a result, the Company recorded an impairment of $1,217,081 on the lease prepayment in the year ended March 31, 2017.

The amortization of the prepayment for the lease of land use right was approximately $35,509 and $65,317 for the years ended March 31, 2017 and 2016, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending March 31,	Amount
2018	$27,932
2019	27,932
2020	27,932
2021	27,932
2022	27,932
Thereafter	1,028,253

Note 12 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	March 31, 2017	March 31, 2016
License (1)	$1,394,546	$1,482,492
Land use rights (2)	1,415,086	1,512,027
Total intangible assets	2,809,632	2,994,519
Less: accumulated amortization	(97,021)	(65,740)
Intangible assets, net	$2,712,611	$2,928,779

Amortization expense of intangibles amounted to $29,089 and $30,342 for the years ended March 31, 2017 and 2016, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City.

(2)	In July 2013, the Company purchased the land use rights of a plot of farmland in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in near future.

Note 13 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”), Industrial and Commercial Bank of China (“ICBC”) and Zhejiang Tailong Commercial Bank (“ZTCB”) that provided working capital in the form of the following bank acceptance notes at March 31, 2017 and March 31, 2016:

		Origination	Maturity	March 31,	March 31,
Beneficiary	Endorser	date	date	2017	2016
Jiuzhou Pharmacy(1)	HUB	04/22/15	04/21/16	-	1,550,550
Jiuzhou Pharmacy(1)	HUB	04/29/15	04/28/16	-	3,333,683
Jiuzhou Pharmacy(1)	HUB	10/09/15	04/09/16	-	1,708,706
Jiuzhou Pharmacy(1)	HUB	11/02/15	05/02/16	-	2,553,756
Jiuzhou Pharmacy(2)	BOH	11/27/15	05/27/16	-	1,592,415
Jiuzhou Pharmacy(1)	HUB	12/28/15	06/28/16	-	2,741,372
Jiuzhou Pharmacy(2)	HUB	12/29/15	06/29/16	-	58,913
Jiuzhou Pharmacy(3)	ICBC	02/03/16	08/03/16	-	1,307,114
Jiuzhou Pharmacy(1)	HUB	03/07/16	09/07/16	-	2,749,125
Jiuzhou Pharmacy(1)	HUB	10/09/16	04/09/17	1,755,879	-
Jiuzhou Pharmacy(1)	HUB	10/09/16	04/09/17	341,676	-
Jiuzhou Pharmacy(1)	HUB	11/08/16	05/08/17	1,637,419	-
Jiuzhou Pharmacy(1)	HUB	11/11/16	05/11/17	314,897	-
Jiuzhou Pharmacy(1)	HUB	12/05/16	06/05/17	1,508,042	-
Jiuzhou Pharmacy(1)	HUB	12/29/16	06/29/17	1,205,419	-
Jiuzhou Pharmacy(1)	HUB	12/29/16	06/29/17	1,030,309	-
Jiuzhou Pharmacy(1)	ZTCB	12/27/16	06/27/17	580,456	-
Jiuzhou Pharmacy(1)	HUB	02/06/17	08/06/17	2,253,804	-
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	117,542	-
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	267,651	-
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	1,678,481	-

Total				$12,691,575	$17,595,634

(1)	As of March 31, 2016, the Company had $14,696,105 (RMB 94,779,950) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $11,278,693 (RMB 72,739,950) with HUB as collateral against these bank notes. As of March 31, 2017, the Company had $12,111,119 (RMB 81,459,343.5) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $1,328,098 (RMB 9,152,104.2) with HUB as collateral against these bank notes. Additionally, a total of $7,687,073 three-year deposit (RMB 56,972,647.3) was deposited into HUB as a collateral for current and future notes payable from HUB.

(2)	As of March 31, 2016, the Company had $1,592,415 (RMB 10,270,000) of notes payable from BOH. The land use right of the farmland in Lin’an, Hangzhou is pledged as collateral for these bank acceptance notes (see Note 12). The Company is required to hold restricted cash in the amount of $480,671 (RMB 3,100,000) with BOH as collateral against these bank notes. As of March 31, 2017, the Company had no notes payable from BOH.

(3)	As of March 31, 2016, the Company had $1,307,114 (RMB 8,430,000) of notes payable from ICBC, with restricted cash in the amount of $928,051 (RMB 5,985,300) held at the bank. As of March 31, 2017, the Company had no notes payable from ICBC.

(4)	As of March 31, 2017, the Company had $580,456 (RMB 4,000,000) of notes payable from ZTCB, with restricted cash in the amount of $290,228 (RMB 2,000,000) held at the bank.

As of March 31, 2017, the Company had a credit line of approximately $15.55 million in the aggregate from HUB, BOH, ICBC and ZTCB. By putting up the restricted cash of $1.62 million deposited in the banks, the total credit line was $17.17 million. As of March 31, 2017, the Company had approximately $12.69 million of bank notes payable and approximately $5.20 million bank credit line was still available for further borrowing. The bank notes are secured by buildings owned by the Company’s major shareholders and by a shop of Jiuzhou Pharmacy, and are guaranteed by Jiuxin Medical.

Note 14 – TAXES

Income tax

For the years ended March 31, 2017 and 2016, the income tax provisions were as follow:

	For the year ended March 31,
	2017	2016
Income tax	$84,387	$96,741

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

The following table reconciles the U.S. statutory tax rates with the Company’s effective tax rate for the years ended March 31, 2017 and 2016:

	For the year
	Ended March 31,
	2017	2016
U.S. Statutory rates	34 .0%	34 .0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
Change in valuation allowance (1)	(25.0)	(25.0)
Non-deductible expenses-permanent difference (2)	(1.5)	61.6
Effective tax rate	(1.5)%	61.6%

(1)	Represents a non-taxable expense reversal due to overall decrease in allowance for accounts receivable and advances to suppliers.

(2)	The (1.5)% and 61.6% rate adjustments for the years ended March 31, 2017 and 2016 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the years ended March 31, 2017 and 2016.  As of March 31, 2017, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $1,503,000, which may be available to reduce future years’ taxable income.  These carry forwards will expire if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at December 31, 2015. There was no net change in the valuation allowance for the year ended March 31, 2017 and 2016.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at March 31, 2017 and March 31, 2016 consisted of the following:

	March 31, 2017	March 31, 2016
VAT	$615,067	$422,804
Income tax	19,416	7,454
Others	47,456	50,086
Total taxes payable	$681,939	$483,770

The Company has adopted FASB ASC Topic 740-10-05, “Income Taxes.” To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed a self-assessment and the Company’s liability for income taxes includes liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2017 and March 31, 2016, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended March 31, 2017 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities, the most significant of which is the China Tax Authority.

Note 15 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $967,176 and $982,083 in employment benefits and pension for the years ended March 31, 2017 and 2016, respectively.

Note 16 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	March 31, 2017	March 31, 2016
Due to cofounders (1) :	$-	$576,818
Due to a director and CEO (2) :	927,052	1,622,957
Total	$927,052	$2,199,775

(1)	As of March 31, 2016, amount due to cofounders represents contributions from the Owners to Jiuxin Management to enable Jiuxin Management to meet its approved PRC registered capital requirements.

(2)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

On October 11, 2016, the Company issued a total of 949,000 shares of common stock to Lei Liu, at $1.69 per share, the fair market value, or the closing stock price on Nasdaq on October 11, 2016, to offset the debts in the amount of $1,603,810 owed to Mr. Liu.

As of March 31, 2017 and March 31, 2016, notes payable totaling $3,974,193 and $5,302,881 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space; the lease expires in September 2017. Rent expenses totaled $17,839 and $56,941 for the twelve months ended December 31, 2017 and 2016, respectively.  The amounts owed under the lease for the twelve months ended December 31, 2017 and 2016 were not paid to Mr. Liu as of March 31, 2017.

Note 17 – WARRANTS

On September 26, 2013, as annual compensation for its financial advisory service, the Company issued a warrant to a financial consulting firm to purchase up to 150,000 shares of common stock at $1.20 per share. The warrant was exercisable from September 26, 2013 to September 25, 2016. On September 21, 2016, the warrants were exercised at the stock price of $1.84 in a cashless manner. As a result, 52,174 shares were issued for the full exercise of the warrant.

On September 26, 2013, the issuance date of the warrant, the Company classified the fair value of the warrant as a liability of $33,606. The Company recognized a loss of $76,633 and a gain of $225,330 from the change in fair value of the warrant liability for the years ended March 31, 2017 and 2016, respectively. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $0 and $89,997 as of March 31, 2017 and March 31, 2016, respectively.

In connection with the registered direct offering closed on July 19, 2015, the Company issued to an investor a warrant to purchase up to 600,000 shares of common stock at an exercise price of $3.10 per share. The warrant became exercisable on January 19, 2016 and will expire on January 18, 2021. In connection with the offering, the Company also issued a warrant to its placement agent of this offering, pursuant to which the agent may purchase up to 6% of the aggregate number of shares of common stock sold in the offering, i.e. 72,000 shares. Such warrant has the same terms as the warrant issued to investor in the offering.

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	March 31, 2017 (1)	March 31, 2016

Stock price	$1.80	$1.60
Exercise price	$3.10	$3.10
Annual dividend yield	0%	0%
Expected term (years)	3.80	4.80
Risk-free interest rate	0.87%	1.21%
Expected volatility	90.73%	102.16%

(1)	As of March 31, 2017, the warrants had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $546,304 as of March 31, 2016. For the year ended March 31, 2017, the Company recognized a gain of $50,087 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $496,217 for the investor warrant and placement agent warrant, collectively, as of March 31, 2017.

Note 18 – STOCKHOLDER’S EQUITY

Common stock

On January 23, 2017, the Company closed a private offering with one institutional investor (the “Investor”) pursuant to which the Company sold to the Investor, and the Investor purchased from the Company, an aggregate of 4,840,000 shares of the common stock, par value $0.001 per share, of the Company, at a purchase price of $2.20 per share, for aggregate gross proceeds to the Company of $10,648,000 (the “Private Placement”).

Stock-based compensation

The Company accounts for share-based payment awards granted to employees and directors by recording compensation expense based on estimated fair values. The Company estimates the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. Share-based awards are attributed to expenses using the straight-line method over the vesting period. The Company determines the value of each option award that contains a market condition using a Monte Carlo Simulation valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under FASB ASC 718 “Compensation - Stock Compensation.” The assumptions used in calculating the fair value of share-based payment awards represent the Company’s best estimates. The Company’s estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option modifications, estimates of forfeitures, and the related income tax impact.

On November 25, 2015, the Company agreed to grant a total of 150,000 shares of restricted common stock to a financial consulting firm for its financial advisory services. The term of the service agreement was one year. The trading value of the Company’s common stock on November 25, 2015 was $1.77.  For the years ended March 31, 2017 and 2016, $173,848 and $91,652 were recorded as consulting expenses, respectively.

On November 27, 2015, the Company granted a total of 735,000 shares of restricted common stock to its directors, officers and certain employees under the Company’s 2010 Equity Incentive Plan, as amended (the “Plan”). The stock awards vests in one year from the date of the grant. The trading value of the Company’s common stock on November 27, 2015 was $1.76. For the years ended March 31, 2017 and 2016, $839,954 and $453,646 were recorded as service compensation expenses, respectively.

On June 7, 2016, the Company granted a total of 8,000 shares of restricted common stock to Taylor Raffery, an investor relation firm, for its marketing services. The trading value of the Company’s common stock in June 2016 was $1.60. Taylor Raffery’s service ended in June 2016. As a result, for the year ended March 31, 2017, $12,800 was recorded as a consulting expense.

On June 3, 2016, the Company granted a total of 1,630,000 shares of restricted common stock to its key employees in its retail drugstores and online pharmacy under the Company’s 2010 Equity Incentive Plan, as amended. The stock awards vests in three year from the date of the grant. The trading value of the Company’s common stock on June 3, 2016 was $1.62. For the year ended March 31, 2017, $725,864 was recorded as a service compensation expense, respectively.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the years ended December 31, 2017 and 2016, $496,133 and $496,133 was recorded as compensation expenses. As of December 31, 2016, there was approximately $0.31 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 0.63 years.

Statutory reserves

Statutory reserves represent restricted retained earnings. Based on their legal formation, the Company is required to set aside 10% of its net income as reported in their statutory accounts on an annual basis to the Statutory Surplus Reserve Fund (the “Reserve Fund”). Once the total amount set aside in the Reserve Fund reaches 50% of the entity’s registered capital, further appropriations become discretionary. The Reserve Fund can be used to increase the entity’s registered capital upon approval by relevant government authorities or eliminate its future losses under PRC GAAP upon a resolution by its board of directors. The Reserve Fund is not distributable to shareholders, as cash dividends or otherwise, except in the event of liquidation.

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the years ended March 31, 2017 and 2016, the Company did not make appropriations to statutory reserves.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	The year ended March 31,
	2017	2016
Net income attributable to controlling interest	$(5,644,204)	$447,156
Weighted average shares used in basic computation	20,396,217	16,776,529
Diluted effect of stock options and warrants	-	55,759
Weighted average shares used in diluted computation	20,396,217	16,832,288
Income per share – Basic:
Net income before noncontrolling interest	$(0.28)	$0.03
Add: Net loss attributable to noncontrolling interest	$-	$-
Net income attributable to controlling interest	$(0.28)	$0.03
Loss per share – Diluted:
Net income before noncontrolling interest	$(0.28)	$0.03
Add: Net income attributable to noncontrolling interest	$-	$-
Net income attributable to controlling interest	$(0.28)	$0.03

For the year ended March 31, 2017, 967,000 shares underlying employee stock options and 600,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

Note 20 – SEGMENTS

The Company operates within four main reportable segments: retail drugstores, online pharmacy, drug wholesale and herb farming.  The retail drugstores segment sells prescription and over-the-counter (“OTC”) medicines, TCM, dietary supplements, medical devices, and sundry items to retail customers. The online pharmacy sells OTC drugs, dietary supplements, medical devices and sundry items to customers through several third-party platforms such as Alibaba’s Tmall, JD.com and Amazon.com, and the Company’s own platform all over China. The drug wholesale segment includes supplying the Company’s own retail drugstores with prescription and OTC medicines, TCM, dietary supplement, medical devices and sundry items (which sales have been eliminated as intercompany transactions), and also selling them to other drug vendors and hospitals. The Company’s herb farming segment cultivates selected herbs for sales to other drug vendors. The Company is also involved in online sales and clinic services that do not meet the quantitative thresholds for reportable segments and are included in the retail drugstores segment. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest and income taxes not including nonrecurring gains and losses.

The Company’s reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they require different operations and markets to distinct classes of customers.

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2017:

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$51,788,386	$15,388,996	$14,321,663	$-	$81,499,045
Cost of goods	38,087,769	13,834,980	12,949,378	-	64,872,127
Gross profit	$13,700,617	$1,554,016	$1,372,285	$-	$16,626,918
Selling expenses	9,944,418	1,229,015	1,627,916	121,843	12,923,192
General and administrative expenses	6,478,583	56,877	1,124,711)	24,691	7,684,862	*
(Loss) income from operations	$(2,722,384)	$268,124	$(1,380,342)	$(146,534)	$(3,981,136)
Depreciation and amortization	$697,503	$-	$497,401)	$121,843	$1,316,747
Total capital expenditures	$107,798	$-	$6,181	$-	$113,979

*      includes the accounts receivable allowance reversal of $ 683,739 and additional advance to suppliers allowance of $1,396,713.

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2016:

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$51,205,644	$26,449,981	$11,409,955	$-	$89,065,580
Cost of goods	38,332,672	23,369,027	10,852,299	-	71,553,998
Gross profit	$12,872,972	$4,080,954	$557,656	$-	$17,511,582
Selling expenses	10,867,748	1,075,060	418,064	-	12,360,872
General and administrative expenses	4,777,889	666,314	312,188	(580,915)	5,175,476	*
(Loss) income from operations	$(2,772,665)	$2,339,580	$(172,596)	$580,915	$(24,766)
Depreciation and amortization	$57,162	$-	$521,014	$235,497	$813,673
Total capital expenditures	$259,407	$(174,466)	$(8,930)	$-	$76,011

*      includes the accounts receivable and advance to suppliers allowance reversal of $1,891,546

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company’s net revenue from external customers through its retail drugstores by main product category for the years ended March 31, 2017 and 2016 were as follows:

	For the year ended
	March 31,
	2017	2016
Prescription drugs	$17,104,240	$18,075,692
OTC drugs	22,392,071	21,541,603
Nutritional supplements	4,197,001	4,482,630
TCM	4,140,217	4,430,975
Sundry products	876,184	1,072,172
Medical devices	3,078,673	1,602,572
Total	$51,788,386	$51,205,644

The Company’s net revenue from external customers through online pharmacy by main product category is as follows:

	For the year ended
	March 31,
	2017		2016
Prescription drugs	$		$
OTC drugs		5,292,056		7,351,947
Nutritional supplements		2,287,756		2,230,737
TCM		1,122
Sundry products		1,957,391		8,656,466
Medical devices		5,850,671		8,210,832
Total		$15,388,996		$26,449,981

The Company’s net revenue from external customers through wholesale by main product category is as follows:

	For the years ended
	March 31,
	2017	2016
Prescription drugs	$7,967,911	$7,332,257
OTC drugs	6,086,768	3,758,094
Nutritional supplements	57,086	139,184
TCM	208,984
Sundry products		121,703
Medical devices	914	58,717
Total	$14,321,663	$11,409,955

Note 21 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expenses on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending March 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2018	$3,113,544	$36,569	$73,139	$-	$3,223,252
2019	2,799,725	36,569	73,139	-	2,909,433
2020	2,072,231	36,569	73,139	-	2,181,939
2021	1,249,230	30,474	60,949	-	1,340,653
2022	696,079			-	696,079
Thereafter	1,054,081	-	-	-	1,054,081

Total rent expenses amounted to $3,030,696 and $4,131,995 for the years ended March 31, 2017 and 2016, respectively.

Note 22 – SUBSEQUENT EVENTS

Based on a joint venture agreement (the “JV”) with CareRetail (HK) Holdings Limited (“CareRetail HK”) entered on January 18, 2017, Jiuzhou Pharmacy will set up a JV with CareRetail HK. The JV is intended to be used as an investment vehicle in acquiring or cooperating with other pharmaceutical chain in China. As certain important terms such as the amount of capital needs further arrangements, as of the date herein, the JV has not been set up.

