Form 10-Q
period 2017-06-30
CHINA JO-JO DRUGSTORES, INC.
filed 2017-08-14
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

As of August 11, 2017, the registrant had 25,214,678 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2017	2017
ASSETS
CURRENT ASSETS
Cash	$14,359,565	$18,364,424
Restricted cash	10,127,165	9,431,386
Financial assets available for sale	162,303	87,068
Notes receivable	171,156	253,394
Trade accounts receivable	8,794,199	8,561,596
Inventories	10,481,496	9,923,101
Other receivables, net	2,166,616	2,269,193
Advances to suppliers	4,968,236	5,504,141
Other current assets	1,659,801	1,566,155
Total current assets	52,890,537	55,960,458

PROPERTY AND EQUIPMENT, net	4,407,849	4,263,157

OTHER ASSETS
Long-term investment	36,293	46,152
Farmland assets	730,843	718,787
Long term deposits	3,115,537	2,294,848
Other noncurrent assets	1,360,796	1,177,005
Intangible assets, net	2,832,043	2,712,611
Total other assets	8,075,512	6,949,403

Total assets	$65,373,898	$67,173,018

LIABILITIES AND STOCK HOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	18,230,169	19,441,195
Notes payable	13,181,779	12,691,575
Other payables	2,640,499	2,916,283
Other payables - related parties	849,075	927,052
Customer deposits	2,804,020	2,675,030
Taxes payable	511,680	681,939
Accrued liabilities	663,160	679,350
Total current liabilities	38,880,382	40,012,424

Purchase option and warrants liability	445,893	496,217
Total liabilities	39,326,275	40,508,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 25,214,678 and 25,214,678 shares issued and outstanding as of June 30, 2017 and March 31, 2017	25,215	25,215
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of June 30, 2017 and March 31, 2017	-	-
Additional paid-in capital	36,924,729	36,581,248
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(14,020,561)	(12,601,257)
Accumulated other comprehensive income	1,809,131	1,350,062
Total stockholders’ equity	26,047,623	26,664,377

Total liabilities and stockholders’ equity	$65,373,898	$67,173,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three months ended June 30,
	2017	2016
REVENUES, NET	$21,670,368	$20,935,915

COST OF GOODS SOLD	17,492,707	16,454,111

GROSS PROFIT	4,177,661	4,481,804

SELLING EXPENSES	3,916,859	2,682,721
GENERAL AND ADMINISTRATIVE EXPENSES	1,725,443	1,918,482
TOTAL OPERATING EXPENSES	5,642,302	4,601,203

LOSS FROM OPERATIONS	(1,464,641)	(119,399)

INTEREST INCOME	44,899	224,422
INTEREST EXPENSE	-	(439)
OTHER (EXPENSE) INCOME, NET	(29,348)	87,199
CHANGE IN FAIR VALUE OF PURCHASE OPTION AND WARRANTS LIABILITY	50,324	(32,196)

(LOSS) INCOME BEFORE INCOME TAXES	(1,398,766)	159,587

PROVISION FOR INCOME TAXES	20,538	28,434

NET (LOSS) INCOME	(1,419,304)	131,153

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	459,069	114,869

COMPREHENSIVE (LOSS) INCOME	(960,235)	246,022

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	25,214,678	18,239,065
Diluted	25,214,678	18,276,565

(LOSS) EARNINGS PER SHARES:
Basic	$(0.06)	$0.01
Diluted	$(0.06)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(1,419,304)	$131,153
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt direct write-off and provision	212,199	70,736
Depreciation and amortization	289,058	246,499
Stock based compensation	343,480	590,651
Change in fair value of purchase option derivative liability	(50,324)	32,196
Accounts receivable, trade	(537,768)	(1,360,690)
Notes receivable	85,434	(40,252)
Inventories and biological assets	(387,176)	(251,067)
Other receivables	365,954	(202,805)
Advances to suppliers	450,107	(605,769)
Other current assets	(66,556)	(414,770)
Long term deposit	(772,661)	-
Other noncurrent assets	(162,049)	(358,242)
Accounts payable, trade	(1,518,372)	(679,734)
Other payables and accrued liabilities	(346,903)	(47,600)
Customer deposits	83,096	164,352
Taxes payable	(179,483)	(40,087)
Net cash provided by operating activities	(3,611,268)	(2,765,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of financial assets available for sale	(72,875)	-
Acquisition of equipment	(17,340)	(9,372)
Increase in construction-in-progress	(336,882)	-
Increase intangible assets	(80,162)	-
Additions to leasehold improvements	-	(26,532)
Net cash used in investing activities	(507,259)	(35,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(531,031)	6,951,672
Proceeds from notes payable	8,684,688	7,768,165
Repayment of notes payable	(8,410,741)	(13,368,248)
Changes in other payables-related parties	(87,449)	36,662
Net cash provided by (used in) financing activities	(344,533)	1,388,251

EFFECT OF EXCHANGE RATE ON CASH	458,201	(200,700)

DECREASE IN CASH	(4,004,859)	(1,613,782)

CASH, beginning of year	18,364,424	6,671,873

CASH, end of year	$14,359,565	$5,058,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$412
Cash paid for income taxes	$26,853	$17,973

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

On September 17, 2009, the Company completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. (“Renovation”), whereby 7,900,000 shares of common stock were issued to the stockholders of Renovation in exchange for 100% of the capital stock of Renovation. The completion of the share exchange transaction resulted in a change of control. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of Renovation (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. Renovation has no substantive operations of its own except for its holdings of Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”), Zhejiang Shouantang Medical Technology Co., Ltd. (“Shouantang Technology”), Hangzhou Jiutong Medical Technology Co., Ltd (“Jiutong Medical”), and Hangzhou Jiuyi Medical Technology Co. Ltd. (“Jiuyi Technology”), its wholly-owned subsidiaries.

The Company is an online and offline retailer and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. On March 31, 2017, Jiuxin Management established a subsidiary, Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”) to operates drugstores in Lin’an City. On April 27, 2017, Jiuzhou Pharmacy established Hangzhou Jiuben Pharmacy Co., Ltd, which runs a drugstore in Hangzhou City.

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

The Company currently conducts its online retail pharmacy business through Jiuzhou Pharmacy, which holds the Company’s online pharmacy license. Prior to November 2015, the Company primarily conducted its online retail pharmacy business through Zhejiang Quannuo Internet Technology Co., Ltd. ..In May 2015, the Company established Zhejiang Jianshun Network Technology Co. Ltd, a joint venture with Shanghai Jianbao Technology Co., Ltd. (“Jianshun Network”), in order to develop its online pharmaceutical sales from large commercial medical insurance companies. On September 10, 2015, Renovation set up a new entity Jiuyi Technology to provide additional technical support such as webpage development to our online pharmacy business. In November 2015, the Company sold all of the equity interests of Quannou Technology to six individuals for approximately $17,121 (RMB107,074). After the sale, its technical support function has been transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background		Ownership
Renovation	●	Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	●	Established in the PRC on October 14, 2008	100%
	●	Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law
	●	Registered capital of $14.5 million fully paid

Shouantang Technology	●	Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million	100%
	●	Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid
	●	Deemed a WFOE under PRC law
	●	Invests and finances the working capital of Quannuo Technology

Qianhong Agriculture	●	Established in the PRC on August 10, 2010 by Jiuxin Management	100%
	●	Registered capital of RMB 10 million fully paid
	●	Carries out herb farming business

Jiuzhou Pharmacy(1)	●	Established in the PRC on September 9, 2003	VIE by contractual arrangements(2)
	●	Registered capital of RMB 5 million fully paid
	●	Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou

Jiuzhou Clinic(1)	●	Established in the PRC as a general partnership on October 10, 2003	VIE by contractual arrangements(2)
	●	Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores

Jiuzhou Service(1)	●	Established in the PRC on November 2, 2005	VIE by contractual arrangements(2)
	●	Registered capital of RMB 500,000 fully paid
	●	Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores

Jiuxin Medicine	●	Established in PRC on December 31, 2003	VIE by contractual arrangements
	●	Acquired by Jiuzhou Pharmacy in August 2011	as a wholly-owned subsidiary of
	●	Registered capital of RMB 10 million fully paid	Jiuzhou Pharmacy(2)
	●	Carries out pharmaceutical distribution services

Jiutong Medical	●	Established in the PRC on December 20, 2011 by Renovation	100%
	●	Registered capital of $2.6 million fully paid
	●	Currently has no operation

Entity Name	Background		Ownership
Shouantang Bio	●	Established in the PRC in October, 2014 by Shouantang Technology	100%
	●	100% held by Shouantang Technology
	●	Registered capital of RMB 1,000,000 fully paid
	●	Sells nutritional supplements under its own brand name

Jiuyi Technology	●	Established in the PRC on September 10, 2015	100%
	●	100% held by Renovation
	●	Registered capital of USD 5,000,000 (USD 2,500,000 paid)
	●	Technical support to online pharmacy

Kahamadi Bio	●	Established in the PRC in May 2016	49%
	●	49% held by Shouantang Bio
	●	Registered capital of RMB 10 million
	●	Develop brand name for nutritional supplements

Lin’An Jiuzhou	●	Established in the PRC in March 31, 2017	100%
	●	100% held by Jiuxin Management
	●	Registered capital of RMB 5 million (RMB 550,000 paid)
	●	Explore retail pharmacy market in Lin’An City

Jiuben Pharmacy	●	Established in the PRC in April 27, 2017	VIE by contractual arrangements as
	●	100% held by Jiuzhou Pharmacy	a wholly-owned subsidiary of
	●	Registered capital of RMB 100,000	Jiuzhou Pharmacy(2)
	●	Operates a retail pharmacy drugstore in Hangzhou City

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of Mr. Lei Liu, Mr. Chong’an Jin and Ms. Li Qi, the three shareholders of Renovation (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting rights agreement. Based on such voting rights agreement, the Company has determined that common control exists among these three companies. The Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: a consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. Because such agreements obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for each of the three companies (as well as subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy, Jiuxin Medicine and Shouantang Bio are consolidated into the financial statements of the Company.

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 13). The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). As of June 30, 2017, the fair values of our derivative instruments that were carried at fair value (See Note 17).

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents	14,359,565	-	$-	14,359,565
Notes payable	-	13,181,779	-	13,181,779
Warrants liability	-	445,893	$-	445,893

Total	14,359,565	13,627,672	$-	27,987,237

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the three months ended June 30, 2017.

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

The Company has adopted FASB ASC Topic 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company performed a self-assessment and the Company’s liability for income taxes includes liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2017 and March 31, 2017, the management of the Company considered that the Company had no additional liabilities for uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended June 30, 2017 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities, the most significant of which is the China Tax Authority.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended June 30, 2017 and 2016.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $456,904 and $445,000 for the three months ended June 30, 2017 and 2016, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at June 30, 2017 and at March 31 2017 were translated at 1 RMB to 0.1475 USD and at 1 RMB to 0.1451 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2017 and June 30, 2017 were at 1 RMB to 0.1457 USD and at 1 RMB to 0.1487 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 77,550) per bank. As of June 30, 2017 and March 31, 2017, the Company had deposits totaling $23,967,288 and $27,357,785 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 73,750) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the three months ended June 30, 2017, two vendors collectively accounted for 35.7% of the Company’s total purchases and two suppliers accounted for more than 10% of total advances to suppliers. For the three months ended June 30, 2016, two vendors accounted for 36.2% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers.

For the three months ended June 30, 2017, no customer accounted for more than 10% of the Company’s total sales or more than 10% of total accounts receivable. For the three months ended June 30,, 2016, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. Public business entity that is a U.S. Securities and Exchange Commission filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements.

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

NOTE 3 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of June 30, 2017 and March 31, 2017, financial assets available for sale amounted to $162,303 (RMB 1,100,000) and $87,068 (RMB 600,000), respectively. In the year ended March 31, 2017, the Company invested as a limited partner (LP) in a private equity fund, which is intended to invest in retail pharmaceutical business. The company has signed an investment agreement with the private equity fund and agreed to invest a total of $290,228 (RMB 2,000,000).

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	June 30, 2017	March 31, 2017
Accounts receivable	$10,459,019	$9,977,101
Less: allowance for doubtful accounts	(1,664,820)	(1,415,505)
Trade accounts receivable, net	$8,794,199	$8,561,596

For the three months ended June 30, 2017 and 2016, $26,393 and $32,592 in accounts receivable were directly written off, respectively. As of June 30, 2017 and March 31, 2017, no trade accounts receivables were pledged as collateral for borrowings from financial institutions.

Note 5 – OTHER RECEIVABLE

Other receivable consisted of the following:

	June 30, 2017	March 31, 2017
Deposit*	$1,049,574	$855,755
Advance to employees	578,471	652,436
Accrued supplier rebate**	125,653	321,993
Others	439,948	465,593
Less: allowance for doubtful accounts	(27,030)	(26,584)
Other receivable, net	$2,166,616	$2,269,193

*	It refers to various deposits made to service providers and commercial platforms such as Alibaba’s Tmall, in order to carry business via these service providers and platforms.

**	It refers to supplier rebate receivables, which are computed based on our sales volume of the suppliers’ products.

Note 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2017	March 31, 2017
Prepaid rental expenses (1)	$1,258,498	$1,171,472
Prepaid and other current assets	401,303	394,683
Total	$1,659,801	$1,566,155

(1)	Represents store and office rental expenses that were usually prepaid and amortized over the prepayment period.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2017	March 31, 2017
Building	$1,582,020	$1,555,923
Leasehold improvements	11,981,258	11,783,611
Farmland development cost	1,764,584	1,735,475
Office equipment and furniture	5,450,537	5,339,005
Motor vehicles	591,168	585,769
Total	21,369,567	20,999,783
Less: Accumulated depreciation	(15,017,919)	(14,489,479)
Impairment*	(2,322,760)	(2,247,147)
Construction-in-progress**	378,961	-
Property and equipment, net	$4,407,849	$4,263,157

*	The variance of impairment from March 31, 2017 to June 30, 2017 is solely caused by exchange rate variance.

**	Includes clinic renovation expense of $69,522 and SAP (an popular ERP software) implementation fee of $309,439. Both projects are expected to be completed by December 31, 2017.

Depreciation expenses for property and equipment totaled $281,928 and $239,010 for the three months ended June 30, 2017 and 2016, respectively. There were no fixed assets impaired in the three months ended June 30, 2017. For the year ended March 31, 2017, $106,257 of land and road improvement in Qianhong Agriculture were impaired due to the estimated fair value being lower than the carrying value.

Note 8 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of June 30, 2017 and March 31, 2017, advance to suppliers consist of the following:

	June 30, 2017	March 31, 2017
Advance to suppliers	$6,668,252	$7,006,396
Less: allowance for doubtful accounts	(1,700,016)	(1,502,255)
Advance to suppliers, net	$4,968,236	$5,504,141

*	In order to collect a larger rebate for certain merchandise, such as colla coril asini (donkey-hide gelatin), from certain suppliers, the Company made a significant cash advance to such suppliers.

For the three months ended June 30, 2017 and 2016, none of the advances to suppliers were written off against previous allowances for doubtful accounts, respectively.

Note 9 – INVENTORY

Inventory consisted of finished goods, valued at $10,481,496 and $9,923,101 as of June 30, 2017 and March 31, 2017, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration date to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of June 30, 2017 and March 31, 2017.

Note 10 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of June 30, 2017 and March 31, 2017, farmland assets are valued as follows:

	June 30,	March 31,
	2017	2017
Farmland assets	$2,232,617	$2,195,787
Less: Impairment*	(1,501,774)	(1,477,000)
Farmland assets, net	$730,843	$718,787

*	The estimated fair value is estimated to be lower than its investment value as of June 30, 2017 and March 31, 2017.

Note 11 – LONG TERM DEPOSITS, LANDLORDS

As of June 30, 2017 and March 31, 2017, long term deposits amounted to $3,115,537 and $2,294,848, respectively. Long term deposits are money deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid upfront, plus additional deposits. In the three months ended June 30, 2017, in order to quickly expand its network, the Company signed quite a few new store lease agreements and made additional leasehold deposits.

Note 12 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	June 30, 2017	March 31, 2017
Forest land use rights*	$1,183,738	$1,177,005
Long-term prepaid store rent (over one year)**	177,058	-
Total	$1,360,796	$1,177,005

* The prepayment for lease of forest land use rights is a payment made to a local government in connection with entering into an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of forest land use right was approximately $6,846 and $15,805 for the three months ended June 30, 2017 and 2016, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

For the year ending June 30,	Amount
2018	$27,384
2019	27,384
2020	27,384
2021	27,384
2022	27,384
Thereafter	1,046,818

**In order to secure better terms in a lease agreement, the Company agreed to pay two-year rent at the beginning of the lease.

Note 13 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	June 30, 2017	March 31, 2017
License (1)	$1,499,088	$1,394,546
Land use rights (2)	1,438,821	1,415,086
Total intangible assets	2,937,909	2,809,632
Less: accumulated amortization	(105,866)	(97,021)
Intangible assets, net	$2,832,043	$2,712,611

Amortization expense of intangibles amounted to $7,130 and $29,089 for the three months ended June 30, 2017 and 2016, respectively.

(1)

This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy, a drugstore chain Jiuzhou Pharmacy acquired in 2014. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In June 2017, the Company acquired an additional new store for the purpose of its social medical reimbursement certificate.

(2)	In July 2013, the Company purchased the land use rights of a plot of farmland in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in the near future.

Note 14 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”), Industrial and Commercial Bank of China (“ICBC”) and Zhejiang Tailong Commercial Bank (“ZTCB”) that provided working capital in the form of the following bank acceptance notes at June 30, 2017 and March 31, 2017:

		Origination	Maturity	June 30,	March 31,
Beneficiary	Endorser	date	date	2017	2017
Jiuzhou Pharmacy(1)	HUB	10/09/16	04/09/17	-	1,755,879
Jiuzhou Pharmacy(1)	HUB	10/09/16	04/09/17	-	341,676
Jiuzhou Pharmacy(1)	HUB	11/08/16	05/08/17	-	1,637,419
Jiuzhou Pharmacy(1)	HUB	11/11/16	05/11/17	-	314,897
Jiuzhou Pharmacy(1)	HUB	12/05/16	06/05/17	-	1,508,042
Jiuzhou Pharmacy(1)	HUB	12/29/16	06/29/17	-	1,205,419
Jiuzhou Pharmacy(1)	HUB	12/29/16	06/29/17	-	1,030,309
Jiuzhou Pharmacy(2)	ZTCB	12/27/16	06/27/17	-	580,456
Jiuzhou Pharmacy(1)	HUB	02/06/17	08/06/17	-	2,253,804
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	-	117,542
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	-	267,651
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	-	1,678,481
Jiuzhou Pharmacy(1)	HUB	02/06/17	08/06/17	2,291,607	-
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	119,514	-
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	272,140	-
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	1,706,634	-
Jiuzhou Pharmacy(1)	HUB	04/05/17	10/05/17	1,320,795	-
Jiuzhou Pharmacy(1)	HUB	05/04/17	11/04/17	1,774,244	-
Jiuzhou Pharmacy(1)	HUB	06/05/17	12/05/17	1,533,336	-
Jiuzhou Pharmacy(1)	HUB	06/05/17	12/05/17	348,145	-
Jiuzhou Pharmacy(1)	HUB	06/29/17	12/29/17	1,054,968	-
Jiuzhou Pharmacy(1)	HUB	06/29/17	12/29/17	811,514	-
Jiuzhou Pharmacy(1)	HUB	06/29/17	12/29/17	1,948,882	-

Total				$13,181,779	$12,691,575

(1)	As of March 31, 2017, the Company had $12,111,119 (RMB 81,459,343.5) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $1,328,098 (RMB 9,152,104.2) with HUB as collateral against these bank notes. As of June 30, 2017, the Company had $13,181,779 (RMB 89,338,992.1) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $1,442,963 (RMB 9,779,623) with HUB as collateral against these bank notes. Additionally, a total of $8,627,522 three-year deposit (RMB 58,472,647.3) was deposited into HUB as a collateral for current and future notes payable from HUB.

(2)	As of March 31, 2017, the Company had $580,456 (RMB 4,000,000) of notes payable from ZTCB, with restricted cash in the amount of $290,228 (RMB 2,000,000) held at the bank. As of June 30, 2017, the Company had no notes payable from ZTCB.

As of June 30, 2017, the Company had a credit line of approximately $16.62 million in the aggregate from HUB, BOH, ICBC and ZTCB. By putting up the restricted cash of $1.44 million deposited in the banks, the total credit line was $18.06 million. As of June 30, 2017, the Company had approximately $13.18 million of bank notes payable and approximately $4.88 million bank credit line was still available for further borrowing. The bank notes are secured by buildings owned by the Company’s major shareholders and by a shop of Jiuzhou Pharmacy, and are guaranteed by Jiuxin Medical.

Note 15 – TAXES

Income tax

For the three months ended June 30, 2017 and 2016, the income tax provisions were as follow:

	For the three months ended June 30,
	2017	2016
Income tax	$20,538	$28,434

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

The following table reconciles the U.S. statutory tax rates with the Company’s effective tax rate for the three months ended June 30, 2017 and 2016:

	For the three months ended
	June 30,
	2017	2016
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
Change in valuation allowance(1)	(32.0)	(3.7)
Non-deductible expenses-permanent difference(2)	5.5	3.5
Effective tax rate	(1.5)%	17.8%

(1)	Represents a non-taxable expense reversal due to overall decrease in allowance for accounts receivable and advances to suppliers.

(2)	The (1.5)% and17.8% rate adjustments for the three months ended June 30, 2017 and 2016 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three months ended June 30, 2017 and 2016.  As of June 30, 2017, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $1,503,000, which may be available to reduce future years’ taxable income.  These carry forwards will expire if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at June 30, 2017. There was no net change in the valuation allowance for the three months ended June 30, 2017 and 2016.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at June 30, 2017 and March 31, 2017 consisted of the following:

	June 30, 2017	March 31, 2017
VAT	$465,977	$615,067
Income tax	15,863	19,416
Others	29,840	47,456
Total taxes payable	$511,680	$681,939

The Company has adopted FASB ASC Topic 740-10-05, “Income Taxes.” To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed a self-assessment and the Company’s liability for income taxes includes liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2017 and June 30, 2016, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended June 30, 2017 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities, the most significant of which is the China Tax Authority.

Note 16 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $283,244 and $247,900 in employment benefits and pension for the three months ended June 30, 2017 and 2016, respectively.

Note 17 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	June 30, 2017	March 31, 2017
Due to a director and CEO (1) :	849,075	927,052
Total	$849,075	$927,052

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of June 30, 2017 and March 31, 2017, notes payable totaling $3,737,336 and $3,974,193 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space; the lease expires in September 2017. Rent expenses totaled $4,460 and $17,839 for the three months ended June 30, 2017 and 2016, respectively.  The amounts owed under the lease for the three months ended June 30, 2017 and 2016 were not paid to Mr. Liu as of June 30, 2017.

Note 18 – WARRANTS

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

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	June 30, 2017 (1)	March 31, 2017

Stock price	$1.74	$1.80
Exercise price	$3.10	$3.10
Annual dividend yield	0%	0%
Expected term (years)	3.55	3.80
Risk-free interest rate	1.55%	0.87%
Expected volatility	87.33%	90.73%

(1)	As of June 30, 2017, the warrants had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $496,217 as of March 31, 2017. For the three months ended June 30, 2017, the Company recognized a gain of $50,324 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $ 445,893 for the investor warrant and placement agent warrant, collectively, as of June 30, 2017.

Note 19 – STOCKHOLDER’S EQUITY

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

On June 3, 2016, the Company granted a total of 1,630,000 shares of restricted common stock to its key employees in its retail drugstores and online pharmacy under the Company’s 2010 Equity Incentive Plan, as amended. The stock awards vests in three years from the date of the grant. The trading value of the Company’s common stock on June 3, 2016 was $1.62. For the three months ended June 30, 2017 and 2016, $219,447 and $65,111 was recorded as service compensation expense, respectively.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the three months ended June 30, 2017 and 2016, $124,033 and $124,033 was recorded as compensation expense. As of June 30, 2017, there was approximately $0.19 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 0.38 years.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three months ended June 30, 2017 and 2016, the Company did not make appropriations to statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 20 – (LOSS) INCOME PER SHARE

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

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	The three months ended June 30,
	2017	2016
Net (loss) income attributable to controlling interest	$(1,419,304)		$131,153
Weighted average shares used in basic computation	25,214,678		18,239,065
Diluted effect of stock options and warrants	-		37,500
Weighted average shares used in diluted computation	25,214,678		18,276,565
Income per share – Basic:	-		-
Net income before noncontrolling interest	$(0.06)		$0.01
Add: Net loss attributable to noncontrolling interest	$-	$
Net income attributable to controlling interest	$(0.06)		$0.01
Loss per share – Diluted:			-
Net (loss) income before noncontrolling interest	$(0.06)		$0.01
Add: Net income attributable to noncontrolling interest	$-	$
Net (loss) income attributable to controlling interest	$(0.06)		$0.01

For the three months ended June 30, 2017, 967,000 shares underlying employee stock options and 600,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

Note 21 – SEGMENTS

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

The following table presents summarized information by segment of the continuing operations for the three months ended June 30, 2017.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$13,020,370	$3,135,689	5,514,309	-	21,670,368
Cost of goods	9,736,208	2,844,498	4,912,001	-	17,492,707
Gross profit	$3,284,162	$291,191	602,308	-	4,177,661
Selling expenses	2,419,556	515,387	981,916	-	3,916,859
General and administrative expenses	1,269,776	70,289	375,472	9,906	1,725,443	*
(Loss) income from operations	$(405,170)	$(294,485)	(755,080)	(9,906)	(1,464,641)
Depreciation and amortization	$86,989	$-	82,607	119,461	289,057
Total capital expenditures	$56,574	$-	(39,235)	-	17,339

*	Includes accounts receivable allowance reversal of $249,315 and additional advance to suppliers allowance of $197,761.

The following table presents summarized information by segment of the continuing operations for the three months ended June 30, 2016.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$12,708,242	$5,071,079	3,156,594	-	20,935,915
Cost of goods	9,086,767	4,414,090	2,953,254	-	16,454,111
Gross profit	$3,621,475	$656,989	203,340	-	4,481,804
Selling expenses	2,208,960	462,046	11,715	-	2,682,721
General and administrative expenses	1,528,573	-	385,386	4,523	1,918,482 *
(Loss) income from operations	$(116,058)	$194,943	(193,761)	(4,523)	(119,399)
Depreciation and amortization	$(53,192)	$-	47,067	-	(6,125)
Total capital expenditures	$9,214	$-	-	-	9,214

*	Includes accounts receivable and advance to suppliers allowance reversal of $38,144.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company’s net revenue from external customers through its retail drugstores by main product category for the three months ended June 30, 2017 and 2016 were as follows:

	For the three months ended
	June 30
	2017	2016
Prescription drugs	$4,595,354	4,271,102
OTC drugs	5,643,962	4,875,355
Nutritional supplements	1,037,332	1,176,741
TCM	1,012,511	929,023
Sundry products	262,036	254,558
Medical devices	469,175	1,201,463
Total	$13,020,370	12,078,242

The Company’s net revenue from external customers through online pharmacy by main product category is as follows:

	For the three months ended
	June 30
	2017	2016
Prescription drugs	$-	-
OTC drugs	1,117,392	1,637,291
Nutritional supplements	516,076	908,023
TCM	-	-
Sundry products	419,033	666,163
Medical devices	1,083,188	1,859,602
Total	$3,135,689	5,071,079

The Company’s net revenue from external customers through wholesale by main product category is as follows:

	For the three months ended
	June 30
	2017	2016
Prescription drugs	$3,397,401	1,897,605
OTC drugs	2,100,650	1,218,901
Nutritional supplements	16,258	39,323
TCM	-	-
Sundry products	-	-
Medical devices	-	766
Total	$5,514,309	3,156,594

Note 22 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expenses on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending June 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2018	$3,244,645	$35,854	$71,709	$-	$3,352,208
2019	2,849,103	35,854	71,709	-	2,956,666
2020	2,112,542	35,854	71,709	-	2,220,105
2021	1,329,446	20,915	41,830	-	1,392,191
2022	846,904	-	-	-	846,904
Thereafter	1,708,850	-	-	-	1,708,850

Total rent expense amounted to $848,341 and $755,252 for the three months ended June 30, 2017 and 2016, respectively.

Note 23 – Subsequent Events

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

In July 2017, The Company has entered into agreements to acquire three drugstores with qualification for reimbursement from Human Resource and Social Security Department of Hangzhou City. It usually takes one or two months to close the acquisitions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item.  In addition to historical information, the following discussion contains certain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future plans, objectives, expectations and intentions.  These statements may be identified by the use of words such as "may," "will," "could," "expect," "anticipate," "intend," "believe," "estimate," "plan," "predict," and similar terms or terminology, or the negative of such terms or other comparable terminology.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of our annual report on Form 10-K for the year ended March 31, 2017 and filed with the SEC on June 29, 2017.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of June 30, 2017, we had 71 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the three months ended June 30, 2017, we had opened six new pharmacies while closing two stores due to termination of their lease contracts.

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

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM but have not incurred sales in the year ended June 30, 2017.

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

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017		2016
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$21,670,368	100.0%	$20,935,915	100.0%
Gross profit	$4,177,661	19.3%	$4,481,804	21.4%
Selling expenses	$3,916,859	18.1%	$2,682,721	12.8%
General and administrative expenses	$1,725,443	8.0%	$1,918,482	9.2%
Loss from operations	$(1,464,641)	(6.8)%	$(119,399)	(0.6)%
Interest income	$44,899	0.2%	$224,422	1.1%
Interest expenses	$-	0.0%	$(439)	(0.0)%
Other income, net	$(29,348)	(0.1)%	$87,199	0.4%
Change in fair value of derivative liability	$50,324	0.2%	$(32,196)	(0.2)%
Income tax expense	$20,538	0.1%	$28,434	0.1%
Net income(loss)	$(1,419,304)	(6.5)%	$131,153	0.6%

Revenue

Due to the growth in our retail drugstores business and increase in wholesale business, revenue increased by $734,453 or 3.5% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, offset by the decrease in our online sales. The following table breaks down the revenue for our four business segments for the three months ended June 30, 2017 and 2016:

Revenue by Segment

The following table breaks down the revenue for our four business segments for the three months ended June 30, 2017 and 2016:

	For the three months ended June 30,
	2017		2016
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$13,020,370	60.1%	$12,708,242	60.5%	$312,128	2.5%
Revenue from online sales	3,135,689	14.5%	5,071,079	24.2%	(1,935,390)	(38.2)%
Revenue from wholesale business	5,514,309	25.4%	3,156,594	15.3%	2,357,715	74.7%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$21,670,368	100.0%	$20,935,915	100.0%	$734,453	3.5%

Retail drugstores sales, which accounted for approximately 60.1% of total revenue for the three months ended June 30, 2017, increased by $312,128, or 2.5% compared to the three months ended June 30, 2016, to $13,020,370. Same-store sales increased by approximately $1,320,656, or 11.7%, while new stores contributed approximately $285,578 in revenue in the three months ended June 30, 2017. Excluding the RMB depreciation effect, the same store sales increased by approximately 17.3% period over period. The increase in our retail drugstore sales is primarily due to promotional campaign, benefits such as incremental DTP (Direct-to-Patient) business caused by continuous hospital medical reform, and growing healthcare products demand from local people. As a way to promote sales of brand-name medical products, we have implemented several marketing campaigns in our stores. In reward, the medical products provided a series of supports such as technical supports and vendor rebates. Although brand-name medical products leave lower gross profit margin to our drugstores as compared to non-brand-name medical products, they usually have better curative effects. By promoting brand-name products, we were able to retain quality customers and increase our sales. Additionally, DTP drugs are usually low profit margin new medicines not sold at hospitals. As part of medical reform package, local governments require the revenue percentage from drug sales at public hospitals to decline year by year. In order to achieve lower drug sales percentage out of their total revenue, the public hospitals chose to abandon sales of low profit margin DTP products first. We have actively contacted local vendors of certain DTP products and were able to sell these DTP products in our stores. As a result, sales in our drugstores increased. As local people care about their health more and more, healthcare products industry has experienced overall higher growth rates than China GDP growth. Furthermore, starting from fiscal 2018, we have accelerated our new stores expansion, which is expected to generate more retail drugstore revenue. Our store count increased to 71 as of June 30, 2017, compared to 67 stores as of March 31, 2017.

Our online pharmacy sales decreased by approximately $1,935,390, or 38.2% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The decrease was primarily caused by the decline in business referred from Yikatong and decline in our sales via various e-commerce platforms, as further explained below, during this three months. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping a close watch on cost. However, due to the suspension of OTC drug sales on e-commerce platforms such as Alibaba in the second quarter of fiscal 2017 by the China Food and Drug Administration (“CFDA”), our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 24.6% period over period. To minimize the effect of OTC drug sales suspension, we are using these platforms as a showcase for our OTC products. Customers interested in listed OTC products can place order requests on these platforms which will forwards these requests to us. We will process these orders and the customers can pay us upon delivery. We are also adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sales of OTC drugs. Due to the decline in business referred to us from “Yikatong”, the popular pharmacy and health insurance benefit card, the sales on our own official website for the three months ended June 30, 2017 decreased by $0.6 million or 67.6% as compared to the three months ended June 30, 2016. Yikatong is run by a Pharmacy Benefit Management (“PBM”) provider in China. In fiscal year 2016, we created a strategic alliance with the PBM provider. However, in order to maximize its profit, the PBM provider chose to create its own online pharmacy to sell products referred from Yikatong. In order to grow its own online pharmacy, the PMB provider actively directed Yikatong customers to purchase products on its online pharmacy. As a result, the sales on our own official website declined dramatically. In order to offset the negative effect, we had been actively working with a similar vendor, who may refer to us a large customer pool in the near future. If we are able to retain the new vendor, we anticipate future growth for our own website sales.

Wholesale revenue increased by $2,357,715 or 74.7%, primarily as a result of our ability to resell certain products, which our retail stores made large orders on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the wholesale volume to grow. However, hospitals still act as a major source of drug retailers in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals. Until we can establish a new customer base and secure a status to serve as a provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to increase significantly in the immediate future.

In the three months ended June 30, 2017 and 2016, we have not generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended June 30, 2013. A ginkgo tree may have a growth period of up to twenty-three months before it is mature enough for harvest. We have not yet harvested our ginkgo or maidenhair trees. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit decreased by $304,143 or 6.8% period over period primarily as a result of a decrease in gross profit provided by online sales, which decreased significantly in the three months ended June 30, 2017. At the same time, gross margin decreased from 21.4% to 19.3% due to lower retail and online profit margins. The average gross margins for each of our four business segments are as follows:

	For the three months ended June 30,
	2017	2016
Average gross margin for retail drugstores	25.2%	28.5%
Average gross margin for online sales	9.3%	13.0%
Average gross margin for wholesale business	10.9%	8.4%
Average gross margin for farming business	N/A	N/A

Retail gross margin decreased primarily due to lower prices in promotional campaigns, and lower profit margins of DTP medicine. In order to boost our sales, we have implemented several marketing campaigns in our stores in the three months ended June 30, 2017. As an effective method to promote sales, we have given promotion policy such as coupon discount on certain merchandises. As a result, our retail profit margin were curtailed. Additionally, certain DTP medicine flowed out of hospitals have low profit margin. By selling these medicine, we may incur lower profit margin while keeping our sales up.

Gross margin of online pharmacy sales decreased primarily because of the decline in our sales via our own official website, as well as due to our promotion of certain products sold at low profit margin. We conduct our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. The sales on our own official website usually have higher profit margins because customers referred by Yikatong and commercial insurance companies are premium customers who can afford premium products with higher profit margins. As described in the above, Yikatong has continued to cut its customer referrals to our online pharmacy. In addition, to promote sales via third-party platforms, we also organized several market campaigns focusing on competitive pricing. As a result, our overall online sales profit margin declined in the three months ended June 30, 2017.

Wholesale gross margin varies period by period primarily as a result of different products we carry and sell to certain pharmaceutical vendors. Although we have attempted to market our products to major local hospitals and other pharmacies, we had not been able to make significant progress. Until we are able to obtain status as a provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to maintain low profit margins in order to drive sales on our wholesale business.

Selling and Marketing Expenses

Sales and marketing expenses increased by $1,234,138, or 46.0%, period over period, primarily due to reward to our wholesale sales persons and reclassification of certain staff salary to selling and marketing expense in our wholesale business. In the three months ended June 30, 2017, much of our wholesale business was referred by outside medical products individual traders who require reward based on the transaction amount. As a result, we incurred additional selling expense of approximately $0.5 million. Additionally, as certain members of our wholesale staff provides general customer care and warehouses support that are more related to our sales, we reclassified these expenses as sales and marketing expenses to better reflect their nature. Primarily due to the decrease in overall sales, such expenses as a percentage of our revenue increased to 15.9%, from 13.9% for the same period three months ago. Except for online business, which declined significantly, we expect other sectors’ future sales and marketing expenses not to deviate significantly from current levels.

General and Administrative Expenses

General and administrative expenses decreased by $193,039, or 10.1%, period over period.  Such expenses as a percentage of revenue decreased to 8.0% from 9.2% for the same period three months ago.  Our stock compensation has decreased by approximately $247,000 as certain stocks compensation have been fully amortized into expense in fiscal year 2017 and no more expenses were incurred in the three months ended June 30, 2017. Excluding such an effect, general and administrative expenses slightly decreased by approximately $54,000.

Loss from Operations

As a result of the above, we had loss from operations of $1,464,641 in the quarter ended June 30, 2017, as compared to loss from operations of $119,399 a year ago. Our operating margin for the three months ended June 30, 2017 and 2016 was (6.8)% and (0.6)%, respectively.

Income Taxes

Our income tax expense decreased by $7,896 period over period due to a decrease in overall profit.

Net (Loss) Income

As a result of the foregoing, net loss is $1,419,304 in the three months ended June 30, 2017 as compared to a net income of $131,153 in the three months ended June 30, 2016.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$5,799,616	$585,104	$1,106,032	$-	$7,490,752
4- 6 months	19,428	400,542	421,241	-	841,211
7- 12 months	13,533	222,253	695,731	-	931,517
Over one year	18,577	7,843	1,167,939	1,180	1,195,539
Allowance for doubtful accounts	(62,663)	(122,623)	(1,478,354)	(1,180)	(1,664,820)
Total accounts receivable	$5,788,491	$1,093,119	$1,912,589	$-	$8,794,199

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  In the three months ended June 30, 2017, we wrote off an approximately $26,393 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

Accounts receivable from our online pharmacy business mainly consist of collectibles from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us in times ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as pharmaceutical distributors. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. Furthermore, the new management team expended significant efforts in clearing outstanding balances with certain customers and suppliers. In the three months ended June 30, 2017, we were able to continually collect certain aged accounts. As a result, we reversed approximately $683,739 in allowance.

Subsequent to June 30, 2017 and through May 31, 2017, we collected approximately $2.6 million in receivables relating to our drugstore business, approximately $1.4 million in receivables relating to our online pharmacy business, approximately $0.2 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$125,814	$-	$3,600,765	$-	$3,726,579
4- 6 months	155,431	-	52,377	-	207,808
7- 12 months	142,882	-	1,675,841	-	1,818,723
Over one year	150,052	-	765,090	-	915,142
Allowance for doubtful accounts	(225,963)	-	(1,474,053)	-	(1,700,016)
Total advances to suppliers	$348,216	$-	$4,620,020	$-	$4,968,236

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchases on certain non-medical products. As a result, our retail chain had little advances to suppliers as of June 30, 2017.

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

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	For the three months ended June 30,
	2017	2016
Net cash provided by/used in operating activities	$(3,611,268)	$(2,765,429)
Net cash provided by/used in investing activities	$(507,259)	$(35,904)
Net cash provided by/used in financing activities	$(344,533)	$1,388,251

For the three months ended June 30, 2017, cash used in operating activities amounted to $3,611,268, as compared to $2,765,429 a year ago.  The change is primarily attributable to a decrease in cash provided by net income of $1,550,457, a decrease in cash provided by change of accounts payable of $838,638 offset by an increase of $1,055,876 in advances to suppliers and provision, an increase in cash provided by Accounts receivable of $822,922, and an increase in cash provided by the change of other current assets of $348,214.

For the three months ended June 30, 2017, net cash used in investing activities amounted to $(507,258), as compared to $(35,904) provided by investing activities a year ago. The change is attributable to the disposal of financial assets available for sale and Increase in construction-in-progress such as SAP system implementation in the three months ended June 30, 2017.

For the three months ended June 30, 2017, net cash provided by financing activities amounted to $(344,533), as compared to $1,388,251 net cash used in financing activities a year ago. The financing proceeds were from the private placement described below.

As of June 30, 2017, we had cash of approximately $14,359,565. Our total current assets as of June 30, 2017, were $52,890,537 and total current liabilities were $38,880,382, which resulted in a working capital of $14,010,155.

On January 23, 2017, we completed a private placement with a single healthcare-focused institutional investor for the purchase of an aggregate of 4,840,000 of our common stock at a price of $2.20 per share and gross proceeds of approximately $10,648,000.  As of June 30, 2017, we had approximately $5.20 million in our credit line available for further borrowing. We believe that the foregoing sources will collectively provide sufficient liquidity for us to meet our liquidity and capital obligations for the next twelve months. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending June 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2018	$3,244,645	$35,854	$71,709	$-	$3,352,208
2019	2,849,103	35,854	71,709	-	2,956,666
2020	2,112,542	35,854	71,709	-	2,220,105
2021	1,329,446	20,915	41,830	-	1,392,191
2022	846,904	-	-	-	846,904
Thereafter	1,708,850	-	-	-	1,708,850

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	June 30, 2017	March 31, 2017
Balance sheet items, except for the registered and paid-up capital, as of end of period	USD1: RMB 0.1475	USD1: RMB 0.1451

Amounts included in the statement of Operations and statement of cash flows for the period ended	USD1: RMB 0.1457	USD1: RMB 0.1487

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2017:

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: August 14, 2017	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: August 14, 2017	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer

