Form 10-Q
period 2017-09-30
CHINA JO-JO DRUGSTORES, INC.
filed 2017-11-14
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 13, 2017, the registrant had 25,214,678 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited condensed consolidated balance sheets as of September 30, 2017 and March 31, 2017	1
	Unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2017 and 2016	2
	Unaudited condensed consolidated statements of cash flows for the three and six months ended September 30, 2017 and 2016	3
	Notes to unaudited condensed consolidated financial statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION
Item 6.	Exhibits	37
Signatures		38

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2017	2017
ASSETS
CURRENT ASSETS
Cash	$16,837,873	$18,364,424
Restricted cash	10,277,758	9,431,386
Financial assets available for sale	165,282	87,068
Notes receivable	312,570	253,394
Trade accounts receivable	10,200,542	8,561,596
Inventories	11,077,027	9,923,101
Other receivables, net	2,624,059	2,269,193
Advances to suppliers	3,914,099	5,504,141
Other current assets	1,804,654	1,566,155
Total current assets	57,213,864	55,960,458

PROPERTY AND EQUIPMENT, net	4,533,390	4,263,157

OTHER ASSETS
Long-term investment	46,501	46,152
Farmland assets	744,256	718,787
Long term deposits	3,202,793	2,294,848
Other noncurrent assets	1,327,447	1,177,005
Intangible assets, net	3,097,546	2,712,611
Total other assets	8,418,543	6,949,403

Total assets	$70,165,797	$67,173,018

LIABILITIES AND STOCK HOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	23,089,541	19,441,195
Notes payable	12,872,045	12,691,575
Other payables	2,735,247	2,916,283
Other payables - related parties	859,191	927,052
Customer deposits	3,083,129	2,675,030
Taxes payable	570,631	681,939
Accrued liabilities	800,558	679,350
Total current liabilities	44,010,342	40,012,424

Purchase option and warrants liability	297,466	496,217
Total liabilities	44,307,808	40,508,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 25,214,678 and 25,214,678 shares issued and outstanding as of September 30, 2017 and March 31, 2017	25,215	25,215
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of September 30, 2017 and March 31, 2017	-	-
Additional paid-in capital	37,270,620	36,581,248
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(15,189,270)	(12,601,257)
Accumulated other comprehensive income	2,442,315	1,350,062
Total stockholders’ equity	25,857,989	26,664,377

Total liabilities and stockholders’ equity	$70,165,797	$67,173,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2017	2016	2017	2016

REVENUES, NET	$23,491,043	$20,160,835	$45,161,411	$41,096,750

COST OF GOODS SOLD	17,933,446	15,807,828	35,426,153	32,261,939

GROSS PROFIT	5,557,597	4,353,007	9,735,258	8,834,811

SELLING EXPENSES	4,350,772	3,023,322	8,267,631	5,706,043
GENERAL AND ADMINISTRATIVE EXPENSES	2,855,555	1,382,650	4,580,998	3,301,132
TOTAL OPERATING EXPENSES	7,206,327	4,405,972	12,848,629	9,007,175

(LOSS) FROM OPERATIONS	(1,648,730)	(52,965)	(3,113,371)	(172,364)

INTEREST INCOME	358,344	61,035	403,243	285,457
INTEREST EXPENSE	-	(430)	-	(869)
OTHER INCOME(LOSS), NET	(8,703)	17,425	(38,051)	104,624

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	148,427	90,289	198,751	58,093

(LOSS) INCOME BEFORE INCOME TAXES	(1,150,662)	115,354	(2,549,428)	274,941

PROVISION FOR INCOME TAXES	18,047	17,484	38,585	49,518

NET (LOSS) INCOME	(1,168,709)	97,870	(2,588,013)	229,023

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	633,184	(87,721)	1,092,253	27,148

COMPREHENSIVE (LOSS) INCOME	$(535,525)	$10,149	$(1,495,760)	$256,171

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	25,214,678	19,375,773	25,214,678	18,239,065
Diluted	25,214,678	19,375,773	25,214,678	18,239,065

EARNINGS PER SHARES:
Basic	$(0.05)	$0.01	$(0.10)	$0.01
Diluted	$(0.05)	$0.01	$(0.10)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(2,588,013)	229,023
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	590,618	466,570
Stock-based compensation	689,372	1,329,574
Bad debt provision	1,241,159	(177,274)
Change in fair value of purchase option derivative liability	(198,751)	(58,145)

Change in operating assets:
Accounts receivable, trade	(2,138,968)	(2,190,470)
Notes receivable	(49,387)	(156,527)
Inventories	(789,355)	(3,358,110)
Other receivables	(39,756)	(176,334)
Advances to suppliers	958,032	275,098
Other current assets	(180,048)	(269,040)
Other noncurrent assets	(106,981)	(354,594)
Long term deposit	(813,282)	-
Change in operating liabilities:
Accounts payable, trade	2,911,679	5,147,686
Other payables and accrued liabilities	(181,932)	(102,920)
Customer deposits	308,252	156,632
Taxes payable	(133,285)	(306,109)
Net cash (used in) provided by operating activities	(520,646)	455,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(212,358)	(49,298)
Purchase of financial assets available for sale	(73,915)
Increase in construction-in-progress	(473,716)
Increase intangible assets	(298,617)
Decrease in Financial assets available for sale	-	454,608
Investment in a joint venture	(9,387)	(75,768)
Additions to leasehold improvements	(27,986)	(26,262)
Net cash provided by investing activities	(1,095,979)	303,280

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan		-
Repayment of short-term bank loan		-
Change in restricted cash	(503,908)	6,411,257
Repayments of notes payable	(12,929,115)	(17,196,298)
Proceeds from notes payable	12,664,216	11,800,003
Proceeds from other payables-related parties		95,088
Repayment of other payables-related parties	(88,698)
Proceeds from equity financing		-
Net cash provided by financing activities	(857,505)	1,110,050

EFFECT OF EXCHANGE RATE ON CASH	947,579	(188,172)
INCREASE IN CASH	(1,526,551)	1,680,218
CASH, beginning of period	18,364,424	6,671,873
CASH, end of period	$16,837,873	$8,352,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$869
Cash paid for income taxes	$42,689	$42,437

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

The Company is an online and offline retailer and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. On March 31, 2017, Jiuxin Management established a subsidiary, Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”) to operates drugstores in Lin’an City. During the six months ending September 30, 2017, Jiuzhou Pharmacy established the following companies, each of which operates a drugstore in Hangzhou City:

Entity Name	Date Established
Hangzhou Jiuben Pharmacy Co., Ltd (“Jiuben Pharmacy”)	April 27, 2017

Hangzhou Jiuli Pharmacy Co., Ltd (“Jiuli Pharmacy”)	May 22, 2017

Hangzhou Jiuxiang Pharmacy Co., Ltd (“Jiuxiang Pharmacy”)	May 26, 2017

Hangzhou Jiuheng Pharmacy Co., Ltd (“Jiuheng Pharmacy”)	June 6, 2017

Hangzhou Jiujiu Pharmacy Co., Ltd (“Jiujiu Pharmacy”)	June 8, 2017

Hangzhou Jiuyi Pharmacy Co., Ltd (“Jiuyi Pharmacy”)	June 8, 2017

Hangzhou Jiuyuan Pharmacy Co., Ltd (“Jiuyuan Pharmacy”)	July 13, 2017

Hangzhou Jiumu Pharmacy Co., Ltd (“Jiumu Pharmacy”)	July 21, 2017

Hangzhou Jiurui Pharmacy Co., Ltd (“Jiurui Pharmacy”)	August 4, 2017

The Company’s offline retail business also includes three medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. On December 18, 2013, Jiuzhou Service established, and held 51% of, Hangzhou Shouantang Health Management Co., Ltd. (“Shouantang Health”), a PRC company licensed to sell health care products. Shouantang Health was closed in April 2015. In May 2016, Hangzhou Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”), a wholly-owned subsidiary of Shouantang Technology, set up and held 49% of Hangzhou Kahamadi Bio-technology Co., Ltd.(“Kahamadi Bio”), a joint venture specialized in brand name development for nutritional supplements.

The Company currently conducts its online retail pharmacy business through Jiuzhou Pharmacy, which holds the Company’s online pharmacy license. Prior to November 2015, the Company primarily conducted its online retail pharmacy business through Zhejiang Quannuo Internet Technology Co., Ltd. (“Quannuo Technology”). In May 2015, the Company established Zhejiang Jianshun Network Technology Co. Ltd, a joint venture with Shanghai Jianbao Technology Co., Ltd. (“Jianshun Network”), in order to develop its online pharmaceutical sales from large commercial medical insurance companies. On September 10, 2015, Renovation set up a new entity Jiuyi Technology to provide additional technical support such as webpage development to our online pharmacy business. In November 2015, the Company sold all of the equity interests of Quannou Technology to six individuals for approximately $17,121 (RMB107,074). After the sale, its technical support function has been transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background		Ownership
Renovation	●	Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	●	Established in the PRC on October 14, 2008	100%
	●	Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law
	●	Registered capital of $14.5 million fully paid

Shouantang Technology	●	Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million	100%
	●	Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid
	●	Deemed a WFOE under PRC law
	●	Invests and finances the working capital of Quannuo Technology

Qianhong Agriculture	●	Established in the PRC on August 10, 2010 by Jiuxin Management	100%
	●	Registered capital of RMB 10 million fully paid
	●	Carries out herb farming business

Jiuzhou Pharmacy (1)	●	Established in the PRC on September 9, 2003	VIE by contractual arrangements (2)
	●	Registered capital of RMB 5 million fully paid
	●	Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou

Jiuzhou Clinic (1)	●	Established in the PRC as a general partnership on October 10, 2003	VIE by contractual arrangements (2)
	●	Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores

Jiuzhou Service (1)	●	Established in the PRC on November 2, 2005	VIE by contractual arrangements (2)
	●	Registered capital of RMB 500,000 fully paid
	●	Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores

Jiuxin Medicine	●	Established in PRC on December 31, 2003	VIE by contractual arrangements
	●	Acquired by Jiuzhou Pharmacy in August 2011	as a wholly-owned subsidiary of
	●	Registered capital of RMB 10 million fully paid	Jiuzhou Pharmacy (2)
	●	Carries out pharmaceutical distribution services

Jiutong Medical	●	Established in the PRC on December 20, 2011 by Renovation	100%
	●	Registered capital of $2.6 million fully paid
	●	Currently has no operation

Entity Name	Background		Ownership
Shouantang Bio	●	Established in the PRC in October, 2014 by Shouantang Technology	100%
	●	100% held by Shouantang Technology
	●	Registered capital of RMB 1,000,000 fully paid
	●	Sells nutritional supplements under its own brand name

Jiuyi Technology	●	Established in the PRC on September 10, 2015	100%
	●	100% held by Renovation
	●	Registered capital of USD 5,000,000 (USD 2,500,000 paid)
	●	Technical support to online pharmacy

Kahamadi Bio	●	Established in the PRC in May 2016	49%
	●	49% held by Shouantang Bio
	●	Registered capital of RMB 10 million
	●	Develop brand name for nutritional supplements

Lin’An Jiuzhou	●	Established in the PRC in March 31, 2017	100%
	●	100% held by Jiuxin Management
	●	Registered capital of RMB 5 million (RMB 550,000 paid)
	●	Explore retail pharmacy market in Lin’An City

Jiuben Pharmacy	●	Established in the PRC in April 27, 2017	VIE by contractual arrangements as
	●	100% held by Jiuzhou Pharmacy	a wholly-owned subsidiary of
	●	Registered capital of RMB 100,000	Jiuzhou Pharmacy (2)
	●	Operates a retail pharmacy drugstore in Hangzhou City

Jiumu Pharmacy	●	Established in the PRC in July 21, 2017	VIE by contractual arrangements as
	●	100% held by Jiuzhou Pharmacy	a wholly-owned subsidiary of
	●	Registered capital of RMB 100,000	Jiuzhou Pharmacy (2)
	●	Operates a retail pharmacy drugstore in Hangzhou City

Jiuheng Pharmacy	●	Established in the PRC in June 6, 2017	VIE by contractual arrangements as
	●	100% held by Jiuzhou Pharmacy	a wholly-owned subsidiary of
	●	Registered capital of RMB 100,000	Jiuzhou Pharmacy (2)
	●	Operates a retail pharmacy drugstore in Hangzhou City

Jiujiu Pharmacy	●	Established in the PRC in June 8, 2017	VIE by contractual arrangements as
	●	100% held by Jiuzhou Pharmacy	a wholly-owned subsidiary of
	●	Registered capital of RMB 100,000	Jiuzhou Pharmacy (2)
	●	Operates a retail pharmacy drugstore in Hangzhou City

Jiuli Pharmacy	●	Established in the PRC in May 22 ,2017	VIE by contractual arrangements as
	●	100% held by Jiuzhou Pharmacy	a wholly-owned subsidiary of
	●	Registered capital of RMB 100,000	Jiuzhou Pharmacy (2)
	●	Operates a retail pharmacy drugstore in Hangzhou City

Jiurui Pharmacy	●	Established in the PRC in August 4, 2017	VIE by contractual arrangements as
	●	100% held by Jiuzhou Pharmacy	a wholly-owned subsidiary of
	●	Registered capital of RMB 100,000	Jiuzhou Pharmacy (2)
	●	Operates a retail pharmacy drugstore in Hangzhou City

JiuxiangPharmacy	●	Established in the PRC in May 26, 2017	VIE by contractual arrangements as
	●	100% held by Jiuzhou Pharmacy	a wholly-owned subsidiary of
	●	Registered capital of RMB 100,000	Jiuzhou Pharmacy (2)
	●	Operates a retail pharmacy drugstore in Hangzhou City

Entity Name	Background		Ownership
Jiuyi Pharmacy	●	Established in the PRC in June 8, 2017	VIE by contractual arrangements as
	●	100% held by Jiuzhou Pharmacy	a wholly-owned subsidiary of
	●	Registered capital of RMB 100,000	Jiuzhou Pharmacy (2)
	●	Operates a retail pharmacy drugstore in Hangzhou City

Jiuyuan Pharmacy	●	Established in the PRC in July 13, 2017	VIE by contractual arrangements as
	●	100% held by Jiuzhou Pharmacy	a wholly-owned subsidiary of
	●	Registered capital of RMB 100,000	Jiuzhou Pharmacy (2)
	●	Operates a retail pharmacy drugstore in Hangzhou City

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of Mr. Lei Liu, Mr. Chong’an Jin and Ms. Li Qi, the three shareholders of Renovation (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting rights agreement. Based on such voting rights agreement, the Company has determined that common control exists among these three companies. The Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: a consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. Because such agreements obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for each of the three companies (as well as subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy, Jiuxin Medicine and Shouantang Bio are consolidated into the financial statements of the Company.

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 13). The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). As of September 30, 2017, the fair values of our derivative instruments that were carried at fair value (See Note 17).

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents	16,837,873	-	$-	16,837,873
Notes payable	-	12,872,045	-	12,872,045
Warrants liability	-	297,466	$-	297,466

Total	16,837,873	13,169,511	$-	30,007,384

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the three months ended September 30, 2017.

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

The Company has adopted FASB ASC Topic 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company performed a self-assessment and the Company’s liability for income taxes includes liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2017 and March 31, 2017, the management of the Company considered that the Company had no additional liabilities for uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended September 30, 2017 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities, the most significant of which is the China Tax Authority.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended September 30, 2017 and 2016.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $180,639 and $113,638 for the three months ended September 30, 2017 and 2016, respectively, and $320,734 and $182,487 for the six months ended September 30, 2017 and 2016, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at September 30, 2017 and at March 31, 2017 were translated at 1 RMB to 0.1503 USD and at 1 RMB to 0.1451 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended September 30, 2017 and 2016 were at at 1 RMB to 0.1478 USD and 1 RMB to 0.1515 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 77,150) per bank. As of September 30, 2017 and March 31, 2017, the Company had deposits totaling $26,709,868 and $27,357,785 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 75,150) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the three months ended September 30, 2017, three largest vendors accounted for 61.3% of the Company’s total purchases and one vendor accounted for 16.8% of the Company’s total advances to suppliers. For the three months ended September 30, 2016, one largest vendor accounted for 30.7% of the Company’s total purchases and one vendor accounted for 9.9% of the Company’s total advances to suppliers.

For the six months ended September 30, 2017, two largest vendors accounted for 39.6% of the Company’s total purchases and one vendor accounted for 16.8% of the Company’s total advances to suppliers. For the six months ended September 30, 2016, two largest vendors accounted for 38.6% of the Company’s total purchases and one vendor accounted for 9.9% of the Company’s total advances to suppliers.

For the three months and six months ended September 30, 2017 and September 30, 2016, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

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

These ASUs are effective for the Company beginning in the first quarter of the fiscal year of 2019, allow for early adoption in the first quarter of 2017 and may be applied using either a full retrospective approach or a modified retrospective approach. The Company is planning to adopt the new accounting standard ASC 606 and all related amendment using a modified retrospective approach. Revenue from sales at drugstores continues to be recognized at the point of sale, which is when a customer pays for and receives the merchandise. Revenue from online pharmacy sales is recognized when merchandise is shipped to customers. Revenue from sales of merchandise to non-retail customers is recognized upon delivery of goods. The Company does not expect the adoption of the New Revenue Standard to have material impact on its net income on an ongoing basis. Its interpretation is subject to change as a result of future change in market conditions or product offering.

NOTE 3 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of September 30, 2017 and March 31, 2017, financial assets available for sale amounted to $165,282 (RMB 1,100,000) and $87,068 (RMB 600,000), respectively. In the year ended March 31, 2017, the Company invested as a limited partner (LP) in a private equity fund, which is intended to invest in retail pharmaceutical business. The company has signed an investment agreement with the private equity fund and agreed to invest a total of $300,600 (RMB 2,000,000).

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	September 30, 2017	March 31, 2017
Accounts receivable	$12,270,651	$9,977,101
Less: allowance for doubtful accounts	(2,070,109)	(1,415,505)
Trade accounts receivable, net	$10,200,542	$8,561,596

For the three months ended September 30, 2017 and 2016, $98,590 and $30,790 in accounts receivable were directly written off respectively. For the six months ended September 30, 2017 and 2016, $124,983 and $63,382 in accounts receivable were directly written off respectively. As of September 30, 2017 and March 31, 2017, no trade accounts receivables were pledged as collateral for borrowings from financial institutions.

Note 5 – OTHER RECEIVABLE

Other receivable consisted of the following:

	September 30, 2017	March 31, 2017
Deposit*	$1,216,800	$855,755
Advance to employees	584,996	652,436
Accrued supplier rebate**	190,554	321,993
Interest receivable***	240,410
Others	418,825	465,593
Less: allowance for doubtful accounts	(27,526)	(26,584)
Other receivable, net	$2,624,059	$2,269,193

*	It refers to various advances deposits made to service providers and commercial platforms such as Alibaba’s Tmall, in order to carry business via these service providers and platforms.

**	It refers to supplier rebate receivables, which are computed based on our sales volume of the suppliers’ products.

***	It refers to accrued interest receivable from several three-year bank deposits, which are used as a pledge for bank-guranteed notes payable (see Note 14).

Note 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30 2017	March 31, 2017
Prepaid rental expenses (1)	$1,395,985	$1,171,472
Prepaid and other current assets	408,669	394,683
Total	$1,804,654	$1,566,155

(1)	Represents store and office rental expenses that were usually prepaid and amortized over the prepayment period. The increase reflects additional prepaid rental for new stores.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2017	March 31, 2017
Building	$1,611,055	$1,555,923
Leasehold improvements	12,229,600	11,783,611
Farmland development cost	1,796,971	1,735,475
Office equipment and furniture	5,126,811	5,339,005
Motor vehicles	475,446	585,769
Total	21,239,883	20,999,783
Less: Accumulated depreciation	(14,861,284)	(14,489,479)
Impairment*	(2,365,317)	(2,247,147)
Construction-in-progress**	520,108	-
Property and equipment, net	$4,533,390	$4,263,157

*	The variance of impairment from March 31, 2017 to September 30, 2017 is solely caused by exchange rate variance.

**	Includes clinic renovation expense of $70,798 and SAP (a popular ERP software) implementation fee of $449,309. The clinic renovation has been completed at the end of October 2017. SAP system is expected to be implemented by the end of 2017.

Depreciation expenses for property and equipment totaled $171,051 and $213,969 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expenses for property and equipment totaled $576,154 and $452,979 for the six months ended September 30, 2017 and 2016, respectively. There were no fixed assets impaired in the six months ended September 30, 2017. For the year ended March 31, 2017, $106,257 of land and road improvement in Qianhong Agriculture were impaired due to the estimated fair value being lower than the carrying value.

Note 8 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of September 30, 2017 and March 31, 2017, advance to suppliers consist of the following:

	September 30, 2017	March 31, 2017
Advance to suppliers	$6,280,908	$7,006,396
Less: allowance for doubtful accounts	(2,366,809)	(1,502,255)
Advance to suppliers, net	$3,914,099	$5,504,141

*	In order to collect a larger rebate for certain merchandise, such as Colla corii asini (donkey-hide gelatin), from certain suppliers, the Company made a significant cash advance to such suppliers.

For the six months ended September 30, 2017 and 2016, none of the advances to suppliers were written off against previous allowances for doubtful accounts, respectively.

Note 9 – INVENTORY

Inventory consisted of finished goods, valued at $11,077,027 and $9,923,101 as of September 30, 2017 and March 31, 2017, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration date to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of September 30, 2017 and March 31, 2017.

Note 10 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of September 30, 2017 and March 31, 2017, farmland assets are valued as follows:

	September 30,	March 31,
	2017	2017
Farmland assets	$2,273,593	$2,195,787
Less: Impairment*	(1,529,337)	(1,477,000)
Farmland assets, net	$744,256	$718,787

*	The estimated fair value is estimated to be lower than its investment value as of September 30, 2017 and March 31, 2017.

Note 11 – LONG TERM DEPOSITS, LANDLORDS

As of September 30, 2017 and March 31, 2017, long term deposits amounted to $3,202,793 and $2,294,848, respectively. Long term deposits are money deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid upfront, plus additional deposits. In the six months ended September 30, 2017, in order to quickly expand its network, the Company signed quite a few new store lease agreements and made additional leasehold deposits.

Note 12 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	September 30, 2017	March 31, 2017
Forest land use rights*	$1,192,217	$1,177,005
Long-term prepaid store rent (over one year)**	135,230	-
Total	$1,327,447	$1,177,005

*	The prepayment for lease of forest land use rights is a payment made to a local government in connection with entering into an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of forest land use right was approximately $7,042 and $15,484 for the three months ended September 30, 2017 and 2016, respectively. The amortization of the prepayment for the lease of forest land use right was approximately $13,888 and $31,298 for the six months ended September 30, 2017 and 2016, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

For the year ending September 30,	Amount
2018	$28,233
2019	28,233
2020	28,233
2021	28,233
2022	28,233
Thereafter	1,057,869

**	In order to secure better terms in a lease agreement, the Company agreed to pay two-year rent at the beginning of the lease.

Note 13 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	September 30, 2017	March 31, 2017
License (1)	$1,747,477	$1,394,546
Land use rights (2)	1,465,229	1,415,086
Total intangible assets	3,212,706	2,809,632
Less: accumulated amortization	(115,160)	(97,021)
Intangible assets, net	$3,097,546	$2,712,611

Amortization expense of intangibles amounted to $7,334 and $6,101 for the three months ended September 30, 2017 and 2016, respectively, and $14,464 and $13,591 for the six months ended September 30, 2017 and 2016, respectively.

(1)

This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy, a drugstore chain Jiuzhou Pharmacy acquired in 2014. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. The owners of these acquried drugstores agreed to cease their stores’ business and liquidate all of the stores’ accounts before Jiuzhou Pharmacy acquired their stores. As a result, Jiuzhou Pharmacy has not obtained any assets or liabilities from the stores, but was able to transfer the Certificate to our new store opened at the same time.

(2)	In July 2013, the Company purchased the land use rights of a plot of farmland in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in the near future.

Note 14 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”), Industrial and Commercial Bank of China (“ICBC”) and Zhejiang Tailong Commercial Bank (“ZTCB”) that provided working capital in the form of the following bank acceptance notes at September 30, 2017 and March 31, 2017:

		Origination	Maturity	September 30,	March 31,
Beneficiary	Endorser	date	date	2017	2017
Jiuzhou Pharmacy (1)	HUB	10/09/16	04/09/17	-	1,755,879
Jiuzhou Pharmacy (1)	HUB	10/09/16	04/09/17	-	341,676
Jiuzhou Pharmacy (1)	HUB	11/08/16	05/08/17	-	1,637,419
Jiuzhou Pharmacy (1)	HUB	11/11/16	05/11/17	-	314,897
Jiuzhou Pharmacy (1)	HUB	12/05/16	06/05/17	-	1,508,042
Jiuzhou Pharmacy (1)	HUB	12/29/16	06/29/17	-	1,205,419
Jiuzhou Pharmacy (1)	HUB	12/29/16	06/29/17	-	1,030,309
Jiuzhou Pharmacy (2)	ZTCB	12/27/16	06/27/17	-	580,456
Jiuzhou Pharmacy (1)	HUB	02/06/17	08/06/17	-	2,253,804
Jiuzhou Pharmacy (1)	HUB	03/07/17	09/07/17	-	117,542
Jiuzhou Pharmacy (1)	HUB	03/07/17	09/07/17	-	267,651
Jiuzhou Pharmacy (1)	HUB	03/07/17	09/07/17	-	1,678,481
Jiuzhou Pharmacy (1)	HUB	04/05/17	10/05/17	1,345,036	-
Jiuzhou Pharmacy (1)	HUB	05/04/17	11/04/17	1,806,808	-
Jiuzhou Pharmacy (1)	HUB	06/05/17	12/05/17	1,561,478	-
Jiuzhou Pharmacy (1)	HUB	06/05/17	12/05/17	354,534	-
Jiuzhou Pharmacy (1)	HUB	06/29/17	12/29/17	1,074,330	-
Jiuzhou Pharmacy (1)	HUB	06/29/17	12/29/17	826,408	-
Jiuzhou Pharmacy (1)	HUB	06/29/17	12/29/17	1,984,650	-
Jiuzhou Pharmacy (1)	HUB	08/09/17	02/09/18	1,357,600	-
Jiuzhou Pharmacy (1)	HUB	09/05/17	12/05/17	267,756	-
Jiuzhou Pharmacy (1)	HUB	09/05/17	03/05/18	2,293,445	-
Total				$12,872,045	$12,691,575

(1)	As of March 31, 2017, the Company had $12,111,119 (RMB 81,459,343.5) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $1,328,098 (RMB 9,152,104.2) with HUB as collateral against these bank notes. As of September 30, 2017, the Company had $12,872,045 (RMB 85667428.6) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $1,432,935 (RMB 9,536,623) with HUB as collateral against these bank notes. Additionally, a total of $8,785,866 deposit (RMB 58,472,647.3), which matures in three years, was deposited into HUB as a collateral for current and future notes payable from HUB.

(2)	As of March 31, 2017, the Company had $580,456 (RMB 4,000,000) of notes payable from ZTCB, with restricted cash in the amount of $290,228 (RMB 2,000,000) held at the bank. As of September 30, 2017, the Company had no notes payable from ZTCB.

As of September 30, 2017, the Company had a credit line of approximately $16.74 million in the aggregate from HUB, BOH, ICBC and ZTCB. By putting up the restricted cash of $1.43 million deposited in the banks, the total credit line was $18.17 million. As of September 30, 2017, the Company had approximately $12.87 million of bank notes payable and approximately $5.30 million bank credit line was still available for further borrowing. The bank notes are secured by buildings owned by the Company’s major shareholders and by a shop of Jiuzhou Pharmacy, and are guaranteed by Jiuxin Medical.

Note 15 – TAXES

Income tax

For the three and six months ended September 30, 2017 and 2016, the income tax provisions were as follow:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Income tax	$18,047	$17,484	$38,585	$45,918

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

The following table reconciles the U.S. statutory tax rates with the Company’s effective tax rate for the three and six months ended September 30, 2017 and 2016:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2017	2016	2017	2016
U.S. Statutory rates	34 .0%	34 .0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Change in valuation allowance (1)	(18.4)	(25.0)	(22.9)	(25.0)
Non-deductible expenses-permanent difference (2)	(8.2)	15.2	(3.6)	16.7
Effective tax rate	(1.6)%	15.2%	(1.5)%	16.7%

(1)	Represents non-taxable expense reversal due to overall decrease in allowance for accounts receivables and advance to suppliers.

(2)	The (1.6)% and 15.2% rate adjustments for the three months ended September 30, 2017 and 2016, and the (1.5)% and 16.7% rate adjustments for the six months ended September 30, 2017 and 2016 represent expenses primarily including stock option expenses, legal, accounting and other expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the six months ended September 30, 2017 and 2016.  As of September 30, 2017, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $1,503,000, which may be available to reduce future years’ taxable income.  These carry forwards will expire if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at September 30, 2017. There was no net change in the valuation allowance for the six months ended September 30, 2017 and 2016.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at September 30, 2017 and March 31, 2017 consisted of the following:

	September 30 2017	March 31, 2017
VAT	$515,358	$615,067
Income tax	18,494	19,416
Others	36,779	47,456
Total taxes payable	$570,631	$681,939

The Company has adopted FASB ASC Topic 740-10-05, “Income Taxes.” To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed a self-assessment and the Company’s liability for income taxes includes liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2017 and September 30, 2016, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the six months ended September 30, 2017 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities, the most significant of which is the China Tax Authority.

Note 16 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $276,490 and $222,732 in employment benefits and pension for the three months ended September 30, 2017 and 2016, respectively.  The Company contributed $559,734 and $470,632 in employment benefits and pension for the six months ended September 30, 2017 and 2016, respectively.

Note 17 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	September 30, 2017	March 31, 2017
Due to a director and CEO (1) :	755,734	927,052

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of September 30, 2017 and March 31, 2017, notes payable totaling $3,684,220 and $3,974,193 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space; the lease expires in September 2018. Rent expenses totaled $4,435 and $4,499 for the three months ended September 30, 2017 and 2016, respectively.   Rent expenses totaled $8,870 and $9,092 for the six months ended September 30, 2017 and 2016, respectively. The amounts owed under the lease for the three months ended September 30, 2017 and 2016 were not paid to Mr. Liu as of September 30, 2017.

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

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	September 30, 2017 (1)	March 31, 2017

Stock price	$1.62	$1.80
Exercise price	$3.10	$3.10
Annual dividend yield	-%	-%
Expected term (years)	3.30	3.80
Risk-free interest rate	1.62%	0.87%
Expected volatility	70.81%	90.73%

(1)	As of September 30, 2017, the warrants had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $496,217 as of March 31, 2017. For the three and six months ended September 30, 2017, the Company recognized a gain of $148,427 and $198,751 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability, respectively. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $297,466 for the investor warrant and placement agent warrant, collectively, as of September 30, 2017.

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

On June 3, 2016, the Company granted a total of 1,630,000 shares of restricted common stock to its key employees in its retail drugstores and online pharmacy under the Company’s 2010 Equity Incentive Plan, as amended. The stock awards vests in three years from the date of the grant. The trading value of the Company’s common stock on June 3, 2016 was $1.62. For the three months ended September 30, 2017 and 2016, $221,859 and $221,859 was recorded as service compensation expense, respectively. For the six months ended September 30, 2017 and 2016, $441,306 and $286,970 was recorded as service compensation expense, respectively.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the six months ended September 30, 2017 and 2016, $248,066 and $248,066 was recorded as compensation expense. For the three months ended September 30, 2017 and 2016, $124,033 and $124,033 was recorded as compensation expense. As of September 30, 2017, there was approximately $0.07 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 0.13 years.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and six months ended September 30, 2017 and 2016, the Company did not make appropriations to statutory reserves.

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

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Net income attributable to controlling interest	$(1,168,709)	$97,870	$(2,588,013)	$229,023
Weighted average shares used in basic computation	25,214,678	19,375,773	25,214,678	18,239,065
Diluted effect of purchase options and warrants	-	-	-	-
Diluted effect of restricted shares	-	-	-	-
Weighted average shares used in diluted computation	25,214,678	19,375,773	25,214,678	18,239,065
Income per share – Basic:
Net income before noncontrolling interest	$(0.05)	$0.01	$(0.10)	$0.01
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net income attributable to controlling interest	$(0.05)	$0.01	$(0.10)	$0.01
Loss per share – Diluted:
Net income before noncontrolling interest	$(0.05)	$0.01	$(0.10)	$0.01
Add: Net income attributable to noncontrolling interest	$-	$-	$-	$-
Net income attributable to controlling interest	$(0.05)	$0.01	$(0.10)	$0.01

For the three and six months ended September 30, 2017, 967,000 shares underlying employee stock options and 600,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

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

The Company’s reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because each requires different operations and markets to distinct classes of customers.

The following table presents summarized information by segment of the continuing operations for the three months ended September 30, 2017.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$15,047,615	$3,065,016	5,378,412	-	23,491,043
Cost of goods	10,804,453	2,665,299	4,463,694	-	17,933,446
Gross profit	$4,243,162	$399,717	914,718	-	5,557,597
Selling expenses	2,582,089	459,785	1,308,898	-	4,350,772
General and administrative expenses	2,742,437	107,616	5,361	141	2,855,555
(Loss) income from operations	$(1,081,364)	$(167,684)	(399,541)	(141)	(1,648,730)
Depreciation and amortization	$(416,231)	$-	121,767	(119,461)	(413,925)
Total capital expenditures	$149,568	$-	45,451	-	195,019

*	Includes accounts receivable allowance reversal of $654,606 and additional advance to suppliers allowance of $864,554.

The following table presents summarized information by segment of the continuing operations for the three months ended September 30, 2016.

	Retail drugstores	Online Pharmacy	Drug wholesale		Herb farming	Total
Revenue	$12,806,987	$3,783,725	$3,570,123		$-	$20,160,835
Cost of goods	9,037,377	3,386,588	3,383,863		-	15,807,828
Gross profit	$3,769,610	$397,137	$186,260		$-	$4,353,007
Selling expenses	2,192,969	450,866	379,487		-	3,023,322
General and administrative expenses	1,652,375	-	(276,910	)*	7,185	1,382,650
(Loss) income from operations	$(75,734)	$(53,729)	$83,683		$(7,185)	$(52,965)
Depreciation and amortization	$466,051	$-	$6,644		$-	$472,695
Total capital expenditures	$40,084	$-	$-		$-	$40,084

*	Includes accounts receivable and advance to suppliers allowance reversal of $318,789.

The following table presents summarized information of the continuing operation by segment for the six months ended September 30, 2017:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$28,067,985	$6,200,705	10,892,721		45,161,411
Cost of goods	20,540,661	5,509,797	9,375,695		35,426,153
Gross profit	$7,527,324	$690,908	1,517,026		9,735,258
Selling expenses	5,001,645	975,172	2,290,814		8,267,631
General and administrative expenses	4,012,213	177,905	380,833	10,047	4,580,998
(Loss) income from operations	$(1,486,534)	$(462,169)	(1,154,621)	(10,047)	(3,113,371)
Depreciation and amortization	$(329,242)	$-	204,374		(124,868)
Total capital expenditures	$206,142	$-	6,216		212,358

*	Includes accounts receivable and advance to suppliers allowance reversal of $280,645.

The following table presents summarized information of the continuing operation by segment for the six months ended September 30, 2016:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$25,515,229	$8,854,804	$6,726,717	$-	$41,096,750
Cost of goods	18,124,144	7,800,678	6,337,117	-	32,261,939
Gross profit	$7,391,085	$1,054,126	$389,600	$-	$8,834,811
Selling expenses	4,401,929	912,912	391,202	-	5,706,043
General and administrative expenses	3,180,948	-	108,476	11,708	3,301,132
(Loss) income from operations	$(191,792)	$141,214	$(110,078)	$(11,708)	$(172,364)
Depreciation and amortization	$412,859	$-	$53,711	$-	$466,570
Total capital expenditures	$49,298	$-	$-	$-	$49,298

*	Includes accounts receivable and advance to suppliers allowance reversal of $280,645.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company’s net revenue from external customers through its retail drugstores by main product category for the is as follows:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Prescription drugs	$4,891,435	$4,097,127	$9,486,789	$8,368,229
Over-the-counter drugs	6,780,715	5,188,201	12,424,677	10,063,556
Nutritional supplements	1,638,031	965,346	2,675,363	2,142,086
Traditional Chinese medicine	938,688	1,120,808	1,951,199	2,049,831
Sundry products	362,443	223,799	624,479	478,357
Medical devices	436,303	1,176,034	905,478	2,377,497
Total	$15,047,615	$12,771,315	$28,067,985	$25,479,556

The Company’s net revenue from external customers through online pharmacy by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Prescription drugs	$-	$-	$-	$-
Over-the-counter drugs	1,385,899	1,309,143	2,503,291	2,946,434
Nutritional supplements	334,806	536,456	850,882	1,444,479
Traditional Chinese medicine	10,182	-	10,182	-
Sundry products	422,388	405,341	841,421	1,071,504
Medical devices	911,741	1,532,784	1,994,929	3,392,386
Total	$3,065,016	$3,783,724	$6,200,705	$8,854,803

The Company’s net revenue from external customers through wholesale by main products is as follows:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Prescription drugs	$3,077,232	$1,948,879	$6,474,633	$3,846,484
Over-the-counter drugs	2,248,503	1,621,129	4,349,153	2,840,030
Nutritional supplements	12,279	31,170	28,537	70,493
Traditional Chinese medicine	604	4,453	604	4,453
Sundry products	-	-	-	-
Medical devices	39,794	165	39,794	931
Total	$5,378,412	$3,605,796	$10,892,721	$6,762,391

Note 22 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expenses on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending September 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2018	$3,875,101	$36,366	$72,732	$-	$3,984,199
2019	3,462,529	36,366	72,732	-	3,571,627
2020	2,704,078	36,366	72,732	-	2,813,176
2021	2,156,248	12,122	24,244	-	2,192,614
2022	1,653,163	-	-	-	1,653,163
Thereafter	2,556,744	-	-	-	2,556,744

Total rent expense amounted to $1,076,749 and $722,190 for the three months ended September 30, 2017 and 2016, respectively.

NOTE 23 – SUBSEQUENT EVENTS

Based on a joint venture agreement (the “JV”) with CareRetail (HK) Holdings Limited (“CareRetail HK”) entered into on January 18, 2017, Jiuzhou Pharmacy will set up a JV with CareRetail HK. The JV is intended to be an investment vehicle in acquiring or cooperating with another pharmaceutical chain in China. As certain important terms (such as the amount of capital) require further discussion, as of the date hereof, the JV has not been set up.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of September 30, 2017, we had 84 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the six months ended September 30, 2017, we opened twenty-eight new pharmacies.

Since May 2010, we have also been selling certain OTC drugs, medical devices, nutritional supplements and other sundry products online. Our online pharmacy sells through several third-party platforms such as Alibaba’s Tmall, JD.com and Amazon.com, and the Company’s own platform all over China. In fiscal year 2018, in order to keep top rankings in certain third-party platforms such as Tmall, we have spent reasonable resources on marketing our products through these third-party platforms. Our sales through our own platform are primarily generated by customers who use their private commercial medical insurances package.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM but have not made any sales in the six months ended September 30, 2017.

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

Results of Operations

Comparison of three months ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017		2016
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$23,491,043	100%	$20,160,835	100.0%
Gross profit	$5,557,597	23.7%	$4,353,007	21.59%
Selling expenses	$4,350,772	18.5%	$3,023,322	15.0%
General and administrative expenses	$2,855,555	12.2%	$1,382,650	6.8%
Loss from operations	$(1,648,730)	(7.0)%	$(52,965)	(0.2)%
Interest income	$358,344	1.5%	$61,035	0.3%
Interest expenses	$-	-%	$(430)	0.0%
Other income, net	$(8,703)	0.0%	$17,425	(0.1)%
Change in fair value of purchase option derivative liability	$148,427	0.6%	$90,289	0.4%
Income tax expense (benefit)	$18,047	0.1%	$17,484	(0.1)%
Net income(loss)	$(1,168,709)	(5.0)%	$97,870	0.5%

Revenue

Primarily due to the increase in our retail drugstores and wholesale business , revenue increased by $3,330,208 or 17.0% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, partially offset by the decrease in online pharmacy business. The following table breaks down the revenue for our four business segments for the three months ended September 30, 2017 and 2016:

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017		2016
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$15,047,615	64.1%	$12,806,987	63.5%	$2,240,628	17.0%
Revenue from online sales	3,065,016	13.0%	3,783,725	18.8%	(718,709)	(19.0)%
Revenue from wholesale business	5,378,412	22.9%	3,570,123	17.7%	1,808,289	51.0%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$23,491,043	100.0%	$20,160,835	100.0%	$3,330,208	17.0%

Retail drugstores sales, which accounted for approximately 64.1% of total revenue for the three months ended September 30, 2017, increased by $2,240,628, or 17.0% as compared to the three months ended September 30, 2016, to $15,047,615. Same-store sales increased by approximately $1,313,448, or 11.5%, while new stores contributed approximately $889,010 in revenue in the three months ended September 30, 2017. Starting in fiscal year 2017, our new general manager in retail business has been spending significant efforts on commodity selection and purchase price negotiation. A wide choice of suitable health products to customers is a key to a drugstore success. By introducing more quality products at lower prices, we were able to retain more customers visiting our stores. Additionally, in cooperation with brand name suppliers, we continuously implement various marketing activities. For example, we made a strategic alliance with a famous Colla corii asini manufacturer to promote its sales in Hangzhou. Colla corii asini is a well-known nutritional supplement in China and has a large number of consumers. By promoting the products in our stores, we were able to raise sales of the products while enjoying the supplier’s support in the form of a lower purchase price and technical on-site assistance. As a side effect, customers who bought Colla corii asini in our stores also made purchases of other health products. We have plans to marketing a series of quality products in cooperation with their manufacturers in the second half of calendar year 2017. Our store count increased to 95 as of September 30, 2016, compared to 62 stores as of September 30, 2016, as an effect of opening thirty-three stores in fiscal year 2018.

Our online pharmacy sales decreased by approximately $718,709, or 19.0% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The decrease was mainly caused by decline in our sale via e-commerce platforms, as further explained below, during this quarter. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping a close watch on cost. However, due to the suspension of OTC drug sales on e-commerce platforms such as Alibaba in the second quarter of fiscal year 2017 by the China Food and Drug Administration (“CFDA”), our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 34.4% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counterpart the decline in sale of OTC drug category. For instance, we are opening a dendrobium candidum flagship store at Tmall with a local popular brand. The brand has a large customer base in Hangzhou. We expect our e-commerce platform sales will pick up in the future.

Wholesale revenue increased by $1,808,289 or 51.0%, primarily as a result of our ability to resell certain products, which our retail stores made large orders on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the wholesale volume to grow. However, hospitals still act as a major source of drug retailers in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals. Until we can establish a new customer base and secure a status to serve as a provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to increase significantly in the immediate future.

In the three months ended September 30, 2017 and 2016, we have not generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year of 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. We have not yet harvested our ginkgo or maidenhair trees. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $1,204,590 or 27.7% period over period primarily as a result of an increase in gross margin of wholesale business and increase in retail drugstores sale .  At the same time, gross margin increased from 21.6% to 23.7% due to higher retail profit margins. The average gross margins for each of our four business segments are as follows:

	Three months ended September 30,
	2017	2016
Average gross margin for retail drugstores	28.2%	29.4%
Average gross margin for online sales	13.0%	10.5%
Average gross margin for wholesale business	17.0%	5.2%
Average gross margin for farming business	N/A	N/A

Retail gross margins decreased primarily due to lower prices in promotional campaigns, and lower profit margins of DTP medicine. In order to boost our sales, we have implemented several marketing campaigns in our stores in the three months ended September 30, 2017. As an effective method to promote sales, we have implemented promotional policies, such as coupon discounts on certain merchandise. As a result, our retail profit margins were diminished. Additionally, certain DTP medicines from hospitals have low profit margins. By selling these medicines, we may incur lower profit margins while maintaining a higher level of sales.

Gross margin of online pharmacy sales decreased primarily as a result of sales strategy adjustments. Starting from July 2017, the successive GM at our online pharmacy adjusted the sales strategy by abandoning certain extremely low margin products and introducing several profitable products. Although online sales declined, profit margins continued to increase. In contrast, in the three months ended September 30, 2016, in order to promote online sales, the predecessor GM chose to cut sales prices. In the future, we plan to increase our sales while keeping reasonable gross profit margins.

Wholesale gross margin increased primarily as a result of different products we carried and sold to certain pharmaceutical vendors. As we carried sales of certain high margin produces with suppliers rebate in this quarter, our sales profit margins increased.

Selling and Marketing Expenses

Sales and marketing expenses increased by $1,327,450, or 43.9%, period over period, primarily due to commissions payable to our wholesale sales contractors, rent and expenditures for new retail stores, and reclassification of certain staff’s salaries to selling and marketing expense in our wholesale business. In the three months ended September 30, 2017, certain wholesale business was referred by unaffiliated individual medical products traders who earned commissions based on the brokered transaction amount. As a result, we incurred additional selling expenses of approximately $0.8 million. In the quarter ended September 30, 2017, we accelerated new store opening. As a result, we incurred additional rental costs of $0.2 million. Additionally, as certain members of our wholesale staff provide general customer care and warehouses support that are more related to our sales, we reclassified $0.3 million expenses as sales and marketing expenses to better reflect their nature. Such increase in expenses, as well as a decrease in overall sales, caused an increase in expenses as a percentage of our revenue to 18.5%, from 15.0% for the same period a year ago.

General and Administrative Expenses

General and administrative expenses increased by $1,472,905, or 106.5%, period over period.  Such expenses as a percentage of revenue increased to 12.20% from 6.9% for the same period a year ago. The increase in absolute dollars reflects additional accounts receivable and advances to vendors allowance of $1.1 million in the three months ended September 30, 2017 as compared to reversal of $0.3 million in the six months ended September 30, 2016. The difference was due to certain aged accounts receivable and advances to suppliers accounts as of September 30, 2017.

Income (Loss) from Operations

As a result of the above, we had loss from operations of $1,648,730, as compared to loss from operations of $52,965 a year ago. Our operating margin for the three months ended September 30, 2017 and 2016 was (7.0)% and (0.3)%, respectively.

Income Taxes

Our income tax expense increased by $563 period over period due to increase in retail sales profit.

Net Income(Loss)

As a result of the foregoing, net income decreased by $1,266,579 period over period.

Comparison of six months ended September 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended September 30, 2017 and 2016:

	Six months ended September 30,
	2017		2016
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$45,161,411	100.0%	41,096,750	100.0%
Gross profit	$9,735,258	21.6%	8,834,811	21.5%
Selling expenses	$8,267,631	18.3%	5,706,043	13.9%
General and administrative expenses	$4,580,998	10.1%	3,301,132	8%
Income (loss) from operations	$(3,113,371)	(6.9)%	(172,364)	(0.4)%
Interest Income	403,243	0.9%	285,457	0.7%
Interest Expenses	-	-%	(869)	0.0%
Other (expense), net	$(38,051)	(0.1)%	104,624	0.2%
Change in fair value of purchase option derivative liability	$198,751	0.4%	58,093	0.1%
Income tax expense	$38,585	0.1%	45,918	0.1%
Net income attributable to controlling interest	$(2,588,013)	(5.7)%	229,023	0.6%
Net income (loss) attributable to noncontrolling interest	$-	-%	-	-%

Revenue

Primarily due to the increase in our retail pharmacy business and wholesale business, our revenue increased by $4,064,661 or 10.0% for the six months ended September 30, 2017, as compared to the six months ended September 30, 2016, partially offset by the increase in our wholesale business. The following table breaks down the revenue for our four business segments for the six months ended September 30, 2017 and 2016.

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the six months ended September 30, 2017 and 2016:

	Six months ended September 30,
	2017		2016
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$28,067,985	62.0%	$25,515,229	62.1%	$2,552,756	10.0%
Revenue from online sales	6,200,705	14.0%	8,854,804	21.5%	(2,654,099)	(30.0)%
Revenue from wholesale business	10,892,721	24.0%	6,726,717	16.4%	4,166,004	62.0%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$45,161,411	100.0%	$41,096,750	100.0%	$4,064,661	10.0%

Retail drugstores sales, which accounted for approximately 62.0% of total revenue for the six months ended September 30, 2017, increased by $2,552,756, or 10.0% as compared to the six months ended September 30, 2016, to $28,067,985. Same-store sales increased by approximately $2,814,763, or 12.4%, while new stores contributed approximately $1,178,665 in revenue in the six months ended September 30, 2017. Excluding the RMB depreciation effect, the same store sales increased by approximately 15.2% period over period. Starting in fiscal year 2017, our new general manager in retail business has been spending significant efforts on commodity selection and purchase price negotiation. A wide choice of suitable health products to customers is a key to a drugstore success. By introducing more quality products at lower prices, we were able to retain more customers visiting our stores. Additionally, in cooperation with brand name suppliers, we continuously implement various marketing activities. For example, we made a strategic alliance with a famous Colla corii asini manufacturer to promote its sales in Hangzhou. Colla corii asini is a well-known nutritional supplement in China and has a large number of consumers. By promoting the products in our stores, we were able to raise sales of the products while enjoying the supplier’s support in the form of a lower purchase price and technical on-site assistance. As a side effect, customers who bought Colla corii asini in our stores also made purchases of other health products. We have plans to market a series of quality products in cooperation with their manufacturers in the second half of calendar year 2017. Our store count increased to 95 as of September 30, 2016, compared to 62 stores as of September 30, 2016, as an effect of opening thirty-three stores in fiscal year 2018.

Our online pharmacy sales decreased by approximately $2,654,099, or 30.0% for the six months ended September 30, 2017, as compared to the six months ended September 30, 2016. The decrease was mainly caused by decline in our sale via e-commerce platforms, as further explained below, during this quarter. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping a close watch on cost. However, due to the suspension of OTC drug sales on e-commerce platforms such as Alibaba in the second quarter of fiscal year 2017 by the China Food and Drug Administration (“CFDA”), our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 28.0% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sale of OTC drug category. For instance, we are openning a dendrobium candidum flagship store at Tmall with a local popular brand. The brand has a large customer base in Hangzhou. We expect our e-commerce platform sales will pick up in the future. Due to the decline in business referred to us from “Yikatong”, a popular pharmacy and health insurance benefit card, the sales on our own official website for the six months ended September 30, 2017 decreased by $0.53 million or 41.4% as compared to the six months ended September 30, 2016. Yikatong is run by a Pharmacy Benefit Management (“PBM”) provider in China. In fiscal year 2016, we created a strategic alliance with the PBM provider. However, in order to maximize its profit, the PBM provider chose to create its own online pharmacy to sell products referred from Yikatong. In order to grow its own online pharmacy, the PMB provider actively directed Yikatong customers to purchase products on its online pharmacy. As a result, the sales on our own official website declined.

Wholesale revenue increased by $4,166,004 or 62.0%, primarily as a result of our ability to resell certain products, which our retail stores made large orders on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the wholesale volume to grow. However, hospitals still act as a major source of drug retailers in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the six months ended September 30, 2017 and 2016, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the six months ended September 30, 2017, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $900,447 or 10.2% period over period primarily as a result of an increase in gross margin of wholesale business and increase in retail drugstores sale.  At the same time, gross margin increased from 21.5% to 21.6% due to higher retail profit margins.  The average gross margins for each of our four business segments are as follows:

	Six months ended September 30,
	2017	2016
Average gross margin for retail drugstores	26.8%	29.0%
Average gross margin for online sales	11.1%	11.9%
Average gross margin for wholesale business	13.9%	5.8%
Average gross margin for farming business	N/A	N/A

Retail gross margins decreased primarily due to lower prices in promotional campaigns, and lower profit margins of DTP medicine. In order to boost our sales, we have implemented several marketing campaigns in our stores in the three months ended September 30, 2017. As an effective method to promote sales, we have implemented promotional policies such as coupon discounts on certain merchandise. As a result, our retail profit margins were diminished. Additionally, certain DTP medicines from hospitals have low profit margins. By selling these medicines, we may incur lower profit margins while keeping our sales up. However, as we continuously renegotiate with our suppliers for lower purchase prices from, we expect to increase profit while keeping sales growth quickly.

Gross margin of online pharmacy sales decreased primarily because of the decline in our sales via our own official website. We conduct our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. The sales on our own official website usually have higher profit margins because customers referred by Yikatong and commercial insurance companies are premium customers who can afford premium products with higher profit margins. As described in the above, Yikatong has continued to cut its customer referrals to our online pharmacy. However, Starting from July 2017, the successive general manager at our online pharmacy adjusted the sales strategy by abandoning certain extremely low margin products and introducing several profitable products. Although online sales declined, profit margins continue to increase. In the future, we plan to increase our sales while keeping reasonable gross profit margins.

Wholesale gross margin increased primarily as a result of different products we carried and sold to certain pharmaceutical vendors. As we were able to carry sales of certain high margin produces with suppliers rebate in this period, our sales profit margin increased.

Selling and Marketing Expenses

Sales and marketing expenses increased by $2,561,588 or 44.9% period over period, primarily due to commissions payable to our wholesale sales contractors, rent and expenditures for new retail stores, and reclassification of certain staff’s salaries to selling and marketing expense in our wholesale business. In the three months ended September 30, 2017, much of our wholesale business was referred by unaffiliated individuals medical products traders who earned commissions based on the brokered transaction amount. As a result, we incurred additional selling expenses of approximately $1.3 million. In the quarter ended September 30, 2017, we accelerated new store openings. As a result, we incurred $0.7 million for additional rental and new store expenditures such as stationery and utility. Additionally, as certain members of our wholesale staff provide general customer care and warehouses support that are more related to our sales, we reclassified $0.4 million expenses as sales and marketing expenses to better reflect their nature. These increases in expenses, as well as the decrease in overall sales, caused expenses as a percentage of our revenue to increase to 18.3%, from 13.9% for the same period a year ago.

General and Administrative Expenses

General and administrative expenses increased by $1,279,866 or 38.8% period over period.  Such expenses as a percentage of revenue increased to 10.1% from 8.0% for the same period a year ago.  The increase in absolute dollars reflects additional accounts receivable and advances to vendors allowance of $1.5 million in the six months ended September 30, 2017 as compared to a reversal of $0.3 million in the six months ended September 30, 2016. The difference was due to certain aged accounts receivable and advances to suppliers accounts in the three months ended September 30, 2016.

Income (Loss) from Operations

As a result of the above, we had loss from operations of $3,113,371, as compared to loss from operations of $172,364 a year ago.  Our operating margin for the six months ended September 30, 2017 and 2016 was (6.9)% and (0.4)%, respectively.

Income Taxes

Our income tax expense decreased by $7,333 period over period due to overall increase in operation loss in retail profit.

Net Income (Loss)

As a result of the foregoing, net income decreased by $2,817,036 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From d ate of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$7,048,169	$1,087,106	$1,676,473	$-	$9,812,462
4- 6 months	1,347	298,029	39,664	-	339,040
7- 12 months	24,117	34,652	168,793	-	226383
Over one year	11,742	124,458	1,756,101	-	1,892,766
Allowance for doubtful accounts	(63,651)	(164,091)	(1,842,367)	-	(2,070,109)
Total accounts receivable	$7,021,724	$1,380,154	$1,798,664	$-	$10,200,542

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  In the three and six months ended September 30, 2017 and 2016, we wrote off an approximately $124,983 and $30,790 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

Accounts receivable from our online pharmacy business mainly consist of collectibles from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us in times ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as pharmaceutical distributors. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal year 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. However, in the six months ended September 30, 2016, certain accounts become aged and reserved. As a result, we made an additional $654,604 in allowance.

Subsequent to September 30, 2017 and through October 31, 2017, we collected approximately $2.6 million in receivables relating to our drugstore business, approximately $1.4 million in receivables relating to our online pharmacy business, approximately $0.2 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$477,084	$-	$2,855,179	$-	$3,332,263
4- 6 months	79,909	-	254,474	-	334,383
7- 12 months	54,722	-	469,246	-	523,968
Over one year	320,080	-	1,770,214	-	2,090,294
Allowance for doubtful accounts	(367,622)	-	(1,999,187)	-	(2,366,809)
Total advances to suppliers	$564,173	$-	$3,349,926	$-	$3,914,099

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchases on certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of September 30, 2017.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon historical experience and any supplier-specific issues such as discontinuing of inventory supply that have been identified. If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal action. If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off. To facilitate its initial expansion, Jiuxin Medicine made significant prepayments to certain vendors. Lack of timely supplier account reconciliation caused by several sales staff rotations delayed the monitoring of such accounts. To accommodate potential loss in advances to suppliers, we made reserve for amounts considered to be uncollectible. As previously discussed, Jiuxin Medicine transitioned away from focusing on sales volume beginning in the second half of fiscal year 2013, and since then we have tightened our customer credit policy and strengthened monitoring of uncollected receivables.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	Six months ended September 30,
	2017	2016
Net cash provided by operating activities	$(520,646)	$455,060
Net cash provided by investing activities	$(1,095,979)	$303,280
Net cash provided by financing activities	$(857,505)	$1,110,050

For the six months ended September 30, 2017, cash used in operating activities amounted to $520,646, as compared to $455,060 cash used in operating activities a year ago.  The change is primarily attributable to a decrease of $2,817,036 in net income, and a decrease of $2,236,007 in cash provided by accounts payable, offset by a decrease of $2,568,755 in cash used in inventory and biological assets, and an increase of $1,418,433 in the change of bad debt direct write-off.

For the six months ended September 30, 2017, net cash used in investing activities amounted to $1,095,979, as compared to $303,280, provided by investing activities a year ago. The change is attributable to purchase of intangible assets such as social medical reimbursement certificate and increase in construction-in-progress such as SAP (see Note 7) system implementation in the six months ended September 30, 2017.

For the six months ended September 30, 2017, net cash used in financing activities amounted to $857,505, as compared to $1,110,050, provided by financing activities a year ago.

As of September 30, 2017, we had cash of approximately $16,837,873. Our total current assets as of September 30, 2016, were $57,213,864 and total current liabilities were $44,010,342, which resulted in a working capital of $13,203,522.

On January 23, 2017, we completed a private placement with a single healthcare-focused institutional investor for the purchase of an aggregate of 4,840,000 of our common stock at a price of $2.20 per share and gross proceeds of approximately $10,648,000.  As of September 30, 2017, we had approximately $5.30 million in our credit line available for further borrowing. We believe that the foregoing sources will collectively provide sufficient liquidity for us to meet our liquidity and capital obligations for the next twelve months. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending September 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2018	$3,875,101	$36,366	$72,732	$-	$3,984,199
2019	3,462,529	36,366	72,732	-	3,571,627
2020	2,704,078	36,366	72,732	-	,2,813,176
2021	2,156,248	12,122	24,244	-	2,192,614
2022	1,653,163	-	-	-	1,653,163
Thereafter	2,556,744	-	-	-	2,556,744

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	September 30, 2017	March 31, 2017
Balance sheet items, except for the registered and paid-up capital, as of end of period	USD1: RMB 0.1503	USD1: RMB 0.1451

Amounts included in the statement of Operations and statement of cash flows for the period ended	USD1: RMB 0.1478	USD1: RMB 0.1487

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2017:

Accounting and Finance Personnel Weaknesses - As noted in Item 9A of our annual reports on Form 10-K for the preceding fiscal years, management concluded that in light of the inexperience of our accounting staff with respect to the requirements of U.S. GAAP-based reporting and SEC rules and regulations, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies would be detected or prevented.

We have been continually making progress in improving its internal control. In 2017, we have just installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. Per the contract with the local SAP system provider, the total fee for SAP customized installation and training adds up to more than 1 million USD in this year. By automatically connecting commodity flow data with accounting recording, the system minimizes the manual errors made by accounting staff. Additionally, the system provides a view of overall and instant cash information by electronically linking local banking systems with SAP. Additional benefits include automaticly-generated customized monthly company performance report, instant inventory monitoring and reporting, and punctual customer and suppliers accounts maintaining. On the other side, we plan to introduce talented managers who are able to better utilize the system. We expect to continually improve our internal control system.

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: November 14, 2017	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: November 14, 2017	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer

