Form 10-Q
period 2017-12-31
CHINA JO-JO DRUGSTORES, INC.
filed 2018-02-14
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to ___________________

Commission File Number: 001-34711

CHINA JO-JO DRUGSTORES, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0557852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hai Wai Hai Tongxin Mansion Floor 6 Gong Shu District, Hangzhou City Zhejiang Province P. R. China	310008
(Address of principal executive offices)	(Zip Code)

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

As of February 13, 2018, the registrant had 25,214,678 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED December 31, 2017

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited condensed consolidated balance sheets as of December 31, 2017 and March 31, 2017	1
	Unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2017 and 2016	2
	Unaudited condensed consolidated statements of cash flows for the three and nine months ended December 31, 2017 and 2016	3
	Notes to unaudited condensed consolidated financial statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION
Item 6.	Exhibits	37
Signatures		38

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2017	2017
ASSETS
CURRENT ASSETS
Cash	$8,396,060	$18,364,424
Restricted cash	15,822,446	9,431,386
Financial assets available for sale	230,472	87,068
Notes receivable	187,759	253,394
Trade accounts receivable	12,840,099	8,561,596
Inventories	13,500,428	9,923,101
Other receivables, net	2,793,851	2,269,193
Advances to suppliers	5,564,703	5,504,141
Other current assets	1,086,982	1,566,155
Total current assets	60,422,800	55,960,458

PROPERTY AND EQUIPMENT, net	3,823,681	4,263,157

OTHER ASSETS
Long-term investment	47,550	46,152
Farmland assets	761,058	718,787
Long term deposits	3,797,139	2,294,848
Other noncurrent assets	1,310,513	1,177,005
Intangible assets, net	3,933,234	2,712,611
Total other assets	9,849,494	6,949,403

Total assets	$74,095,975	$67,173,018

LIABILITIES AND STOCK HOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	21,451,969	19,441,195
Notes payable	19,383,898	12,691,575
Other payables	2,989,453	2,916,283
Other payables - related parties	680,834	927,052
Customer deposits	3,226,095	2,675,030
Taxes payable	496,229	681,939
Accrued liabilities	683,743	679,350
Total current liabilities	48,912,221	40,012,424

Purchase option and warrants liability	75,607	496,217
Total liabilities	48,987,828	40,508,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 25,214,678 and 25,214,678 shares issued and outstanding as of December 31, 2017 and March 31, 2017	25,215	25,215
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of December 31, 2017 and March 31, 2017	-	-
Additional paid-in capital	37,558,064	36,581,248
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(16,815,100)	(12,601,257)
Accumulated other comprehensive income	3,030,858	1,350,062
Total stockholders’ equity	25,108,146	26,664,377

Total liabilities and stockholders’ equity	$74,095,974	$67,173,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended December 31,		For the nine months ended December 31,
	2017	2016	2017	2016

REVENUES, NET	$26,812,242	$20,610,024	$71,973,653	$61,706,774

COST OF GOODS SOLD	21,240,629	16,426,153	56,666,782	48,688,092

GROSS PROFIT	5,571,613	4,183,871	15,306,871	13,018,682

SELLING EXPENSES	5,020,971	3,570,182	13,288,602	9,276,225
GENERAL AND ADMINISTRATIVE EXPENSES	2,737,782	1,451,849	7,318,780	4,752,981
TOTAL OPERATING EXPENSES	7,758,753	5,022,031	20,607,382	14,029,206

(LOSS) FROM OPERATIONS	(2,187,140)	(838,160)	(5,300,511)	(1,010,524)

INTEREST INCOME	76,266	54,003	479,509	339,460
INTEREST EXPENSE	-	(415)	-	(1,285)
OTHER INCOME(LOSS), NET	301,292	(99,485)	263,241	5,139

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	221,859	67,296	420,610	125,389

(LOSS) BEFORE INCOME TAXES	(1,587,723)	(816,761)	(4,137,151)	(541,821)

PROVISION FOR INCOME TAXES	38,106	18,045	76,691	63,963

NET (LOSS) INCOME	(1,625,829)	(834,806)	(4,213,842)	(605,784)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	588,543	(1,768,854)	1,680,796	(1,741,706)

COMPREHENSIVE (LOSS) INCOME	$(1,037,286)	$(2,603,660)	$(2,533,046)	$(2,347,490)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	19,941,439	19,941,439	25,214,678	19,188,867
Diluted	19,941,439	19,941,439	25,214,678	19,188,867

EARNINGS PER SHARES:
Basic	$(0.07)	$(0.04)	$(0.17)	$(0.03)
Diluted	$(0.07)	$(0.04)	$(0.17)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	nine months ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	(4,213,842)	(605,784)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	1,063,170	891,542
Stock-based compensation	976,816	1,907,582
Bad debt provision	1,948,887	(505,117)
Change in fair value of purchase option derivative liability	(420,610)	(125,441)

Change in operating assets:
Accounts receivable, trade	(4,830,933)	(1,130,490)
Notes receivable	79,250	(29,484)
Inventories	(2,945,926)	(555,388)
Other receivables	(149,447)	64,419
Advances to suppliers	(990,309)	(683,980)
Other current assets	562,148	(76,656)
Other noncurrent assets	(63,263)	(330,217)
Long term deposit	(1,345,486)
Change in operating liabilities:
Accounts payable, trade	853,598	(1,119,770)
Other payables and accrued liabilities	(127,969)	296,298
Customer deposits	387,458	64,508
Taxes payable	(222,207)	150,910
Net cash (used in) provided by operating activities	(9,438,665)	(1,787,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of financial assets available for sale	-	449,403
Purchase of financial assets available for sale	(136,074)
Purchase of equipment	(237,108)	(115,463)
Purchase of intangible assets	(1,125,110)
Termination of a joint venture		69,802
Investment in a joint venture	(9,601)	(74,900)
Additions to leasehold improvements	(249,097)	(200,428)
Net cash (used in) provided by investing activities	(1,756,990)	128,414

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(5,743,155)	3,939,366
Repayments of notes payable	(22,501,743)	(24,600,434)
Proceeds from notes payable	28,352,683	20,309,469
Change in other payables-related parties	(278,691)	375,395
Net cash (used in) provided by financing activities	(170,906)	23,796

EFFECT OF EXCHANGE RATE ON CASH	1,398,197	(393,666)
DECREASE IN CASH	(9,968,364)	(2,028,524)
CASH, beginning of period	18,364,424	6,671,873
CASH, end of period	$8,396,060	$4,643,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$1,348
Cash paid for income taxes	$27,856	$57,688
Issuance of common stocks in exchange of debts	-	1,603,810

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

The Company is an online and offline retailer and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. On March 31, 2017, Jiuxin Management established a subsidiary, Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”) to operates drugstores in Lin’an City. During the nine months ending December 31, 2017, Jiuzhou Pharmacy established the following companies, each of which operates a drugstore in Hangzhou City:

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 13). The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). As of December 31, 2017, the fair values of our derivative instruments that were carried at fair value (See Note 17).

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents	8,396,060	-	$-	8,396,060
Notes payable	-	19,383,898	-	19,383,898
Warrants liability	-	75,607	$-	75,607

Total	8,396,060	19,459,505	$-	27,855,565

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the nine months ended December 31, 2017.

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

The Company has adopted FASB ASC Topic 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company performed a self-assessment and the Company’s liability for income taxes includes liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2017 and March 31, 2017, the management of the Company considered that the Company had no additional liabilities for uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three and nine months ended December 31, 2017 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities, the most significant of which is the China Tax Authority.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $197,326 and $121,140 for the three months ended December 31, 2017 and 2016, respectively, and $518 060 and $303,626 for the nine months ended December 31, 2017 and 2016, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at December 31, 2017 and at March 31, 2017 were translated at 1 RMB to 0.1536 USD and at 1 RMB to 0.1451 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the nine months ended December 31, 2017 and 2016 were at 1 RMB to 0.1512 USD and 1 RMB to 0.1498 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 76,824) per bank. As of December 31, 2017 and March 31, 2017, the Company had deposits totaling $23,944,009 and $27,357,785 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 76,824) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the three months ended December 31, 2017, three largest vendors accounted for 31.0% of the Company’s total purchases and one vendor accounted for 13.6% of the Company’s total advances to suppliers. For the three months ended December 31, 2016, two largest vendors accounted for 46.5% of the Company’s total purchases and one vendor accounted for 10.9% of the Company’s total advances to suppliers.

For the nine months ended December 31, 2017, two largest vendors accounted for 26.1% of the Company’s total purchases and one vendor accounted for 18.1% of the Company’s total advances to suppliers. For the nine months ended December 31, 2016, two largest vendors accounted for 41.0% of the Company’s total purchases and one vendor accounted for 10.9% of the Company’s total advances to suppliers.

For the three months and nine months ended December 31, 2017 and December 31, 2016, no customer accounted for more than 10% of the Company’s total sales or accounts receivable.

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

Note 3 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of December 31, 2017 and March 31, 2017, financial assets available for sale amounted to $230,472 (RMB 1,500,000) and $87,068 (RMB 600,000), respectively. In the year ended March 31, 2017, the Company invested as a limited partner (LP) in a private equity fund, which is intended to invest in retail pharmaceutical business. The company has signed an investment agreement with the private equity fund and agreed to invest a total of $300,720 (RMB 2,000,000).

Note 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	December 31, 2017	March 31, 2017
Accounts receivable	$15,233,885	$9,977,101
Less: allowance for doubtful accounts	(2,393,786)	(1,415,505)
Trade accounts receivable, net	$12,840,099	$8,561,596

For the three months ended December 31, 2017 and 2016, $33,738 and $75,126 in accounts receivable were directly written off respectively. For the nine months ended December 31, 2017 and 2016, $158,721 and $138,508 in accounts receivable were directly written off respectively. As of December 31, 2017 and March 31, 2017, no trade accounts receivables were pledged as collateral for borrowings from financial institutions.

Note 5 – OTHER RECEIVABLE

Other receivable consisted of the following:

	December 31, 2017	March 31, 2017
Deposit*	$1,665,043	$855,755
Advance to employees	303,219	652,436
Accrued supplier rebate**	313,994	321,993
Others	539,742	465,593
Less: allowance for doubtful accounts	(28,147)	(26,584)
Other receivable, net	$2,793,851	$2,269,193

*	It refers to various advances deposits made to service providers and commercial platforms such as Alibaba’s Tmall, in order to carry business via these service providers and platforms.

**	It refers to supplier rebate receivables, which are computed based on our sales volume of the suppliers’ products.

Note 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31 2017	March 31, 2017
Prepaid rental expenses (1)	$668,529	$1,171,472
Prepaid and other current assets	418,453	394,683
Total	$1,086,982	$1,566,155

(1)	Represents store and office rental expenses that were usually prepaid and amortized over the prepayment period. The increase reflects additional prepaid rental for new stores.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2017	March 31, 2017
Building	$1,647,425	$1,555,923
Leasehold improvements	11,166,592	11,783,611
Farmland development cost	1,837,537	1,735,475
Office equipment and furniture	5,333,374	5,339,005
Motor vehicles	486,717	585,769
Total	20,471,645	20,999,783
Less: Accumulated depreciation	(14,597,802)	(14,489,479)
Impairment*	(2,050,162)	(2,247,147)
Property and equipment, net	$3,823,681	$4,263,157

*	The variance of impairment from March 31, 2017 to December 31, 2017 is solely caused by exchange rate variance.

Depreciation expenses for property and equipment totaled $406,048 and $425,127 for the three months ended December 31, 2017 and 2016, respectively. Depreciation expenses for property and equipment totaled $982,202 and $878,106 for the nine months ended December 31, 2017 and 2016, respectively. There were no fixed assets impaired in the nine months ended December 31, 2017.

Note 8 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of December 31, 2017 and March 31, 2017, advance to suppliers consist of the following:

	December 31, 2017	March 31, 2017
Advance to suppliers	$8,424,823	$7,006,396
Less: allowance for doubtful accounts	(2,860,120)	(1,502,255)
Advance to suppliers, net	$5,564,703	$5,504,141

*	In order to collect a larger rebate for certain merchandise, such as Colla corii asini (donkey-hide gelatin), from certain suppliers, the Company made a significant cash advance to such suppliers.

For the nine months ended December 31, 2017 and 2016, none of the advances to suppliers were written off against previous allowances for doubtful accounts, respectively.

Note 9 – INVENTORY

Inventory consisted of finished goods, valued at $13,500,428 and $9,923,101 as of December 31, 2017 and March 31, 2017, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration date to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of December 31, 2017 and March 31, 2017.

Note 10 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of December 31, 2017 and March 31, 2017, farmland assets are valued as follows:

	December 31,	March 31,
	2017	2017
Farmland assets	$2,324,919	$2,195,787
Less: Impairment*	(1,563,861)	(1,477,000)
Farmland assets, net	$761,058	$718,787

*	The estimated fair value is estimated to be lower than its investment value as of December 31, 2017 and March 31, 2017.

Note 11 – LONG TERM DEPOSITS, LANDLORDS

As of December 31, 2017 and March 31, 2017, long term deposits amounted to $3,797,139 and $2,294,848, respectively. Long term deposits are money deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid upfront, plus additional deposits. In the nine months ended December 31, 2017, in order to quickly expand its network, the Company signed quite a few new store lease agreements and made additional leasehold deposits.

Note 12 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	December 31, 2017	March 31, 2017
Forest land use rights*	$1,075,536	$1,177,005
Others**	234,977	-
Total	$1,310,513	$1,177,005

*	The prepayment for lease of forest land use rights is made to a local government in connection with an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of forest land use right was approximately $7,765 and $15,107 for the three months ended December 31, 2017 and 2016, respectively. The amortization of the prepayment for the lease of forest land use right was approximately $21,653 and $46,396 for the nine months ended December 31, 2017 and 2016, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

For the year ending December 31,	Amount
2018	$28,409
2019	28,409
2020	28,409
2021	28,409
2022	28,409
Thereafter	1,104,178

**	Represents certain long-term prepaid expenses such as long-term advertisement expenditures.

Note 13 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	December 31, 2017	March 31, 2017
License (1)	$1,937,501	$1,394,546
SAP software	682,436	-
Land use rights (2)	1,498,306	1,415,086
Total intangible assets	4,118,243	2,809,632
Less: accumulated amortization	(185,009)	(97,021)
Intangible assets, net	$3,933,234	$2,712,611

Amortization expense of intangibles amounted to $38,412 and $7,542 for the three months ended December 31, 2017 and 2016, respectively, and $52,876 and $21,133 for the nine months ended December 31, 2017 and 2016, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy, a drugstore chain Jiuzhou Pharmacy acquired in 2014. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. The owners of these acquired drugstores agreed to cease their stores’ business and liquidate all of the stores’ accounts before Jiuzhou Pharmacy acquired them. As a result, Jiuzhou Pharmacy has not obtained any assets or liabilities from the stores, but was able to transfer the certificates to our new stores opened at the same time.

(2)

In 2017, we have installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. As of December 31, 2017, the system has been completely installed and running for two months in the Company. By automatically connecting commodity flow data with accounting recording, the system minimizes the manual errors made by accounting staff. Additionally, the system provides a view of overall and instant cash information by electronically linking local banking systems with SAP. Additional benefits include automaticly-generated customized monthly company performance report, instant inventory monitoring and reporting, and punctual customer and suppliers accounts maintaining.

(3)	In July 2013, the Company purchased the land use rights of a plot of farmland in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in the near future.

Note 14 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”), Industrial and Commercial Bank of China (“ICBC”), Zhejiang Tailong Commercial Bank (“ZTCB”) and China Merchants Bank (“CMB”) that provided working capital in the form of the following bank acceptance notes at December 31, 2017 and March 31, 2017:

		Origination	Maturity	December 31,	March 31,
Beneficiary	Endorser	date	date	2017	2017
Jiuzhou Pharmacy (1)	HUB	10/09/16	04/09/17	-	1,755,879
Jiuzhou Pharmacy (1)	HUB	10/09/16	04/09/17	-	341,676
Jiuzhou Pharmacy (1)	HUB	11/08/16	05/08/17	-	1,637,419
Jiuzhou Pharmacy (1)	HUB	11/11/16	05/11/17	-	314,897
Jiuzhou Pharmacy (1)	HUB	12/05/16	06/05/17	-	1,508,042
Jiuzhou Pharmacy (1)	HUB	12/29/16	06/29/17	-	1,205,419
Jiuzhou Pharmacy (1)	HUB	12/29/16	06/29/17	-	1,030,309
Jiuzhou Pharmacy (2)	ZTCB	12/27/16	06/27/17	-	580,456
Jiuzhou Pharmacy (1)	HUB	02/06/17	08/06/17	-	2,253,804
Jiuzhou Pharmacy (1)	HUB	03/07/17	09/07/17	-	117,542
Jiuzhou Pharmacy (1)	HUB	03/07/17	09/07/17	-	267,651
Jiuzhou Pharmacy (1)	HUB	03/07/17	09/07/17	-	1,678,481
Jiuzhou Pharmacy (1)	HUB	08/09/17	02/09/18	1,388,247
Jiuzhou Pharmacy (1)	HUB	09/05/17	03/05/18	2,345,219
Jiuzhou Pharmacy (1)	HUB	10/10/17	01/10/18	57,498
Jiuzhou Pharmacy (1)	HUB	10/10/17	04/10/18	2,434,514
Jiuzhou Pharmacy (1)	HUB	11/06/17	02/06/18	54,760
Jiuzhou Pharmacy (1)	HUB	11/06/17	05/06/18	3,428,718
Jiuzhou Pharmacy (1)	HUB	11/24/17	02/24/18	41,070
Jiuzhou Pharmacy (1)	HUB	11/24/17	05/24/18	21,203
Jiuzhou Pharmacy (1)	HUB	12/05/17	06/05/18	364,146
Jiuzhou Pharmacy (1)	HUB	12/05/17	06/05/18	1,869,896
Jiuzhou Pharmacy (1)	HUB	12/29/17	03/29/18	54,760
Jiuzhou Pharmacy (1)	HUB	12/29/17	06/29/18	1,152,360
Jiuzhou Pharmacy (1)	HUB	12/29/17	06/29/18	1,393,054
Jiuzhou Pharmacy (1)	HUB	12/29/18	06/29/18	1,628,669
Jiuxin Medicine(3)	CMB	11/02/17	01/04/18	3,149,784

Total				$19,383,898	$12,691,575

(1)	As of March 31, 2017, the Company had $12,111,119 (RMB 81,459,343.5) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $1,328,098 (RMB 9,152,104) with HUB as collateral against these bank notes. Additionally, a total of $7,687,073 three-year deposit (RMB 56,972,647) was deposited into HUB as a collateral for current and future notes payable from HUB.As of December 31, 2017, the Company had $16,234,113 (RMB 105,657,827.3) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $1,883,780 (RMB 12,260,358) with HUB as collateral against these bank notes. Additionally, a total of $10,774,205 deposit (RMB 70,122,647), which matures in three years, was deposited into HUB as a collateral for current and future notes payable from HUB.

(2)

As of March 31, 2017, the Company had $580,456 (RMB 4,000,000) of notes payable from ZTCB, with restricted cash in the amount of $290,228 (RMB 2,000,000) held at the bank. As of December 31, 2017, the Company had no notes payable from ZTCB.

(3)	As of December 31, 2017, the Company had $3,149,784 (RMB 20,500,000) of notes payable from CMB, with restricted cash in the amount of $3,149,784 (RMB 20,500,000) held at the bank.

As of December 31, 2017, the Company had a credit line of approximately $15.84 million in the aggregate from HUB, BOH, ICBC, ZTCB and CMB . By putting up the restricted cash of $5.03 million deposited in the banks, the total credit line was $20.87 million. As of December 31, 2017, the Company had approximately $19.38 million of bank notes payable and approximately $1.49 million bank credit line was still available for further borrowing. The bank notes are secured by buildings owned by the Company’s major shareholders and by a shop of Jiuzhou Pharmacy, and are guaranteed by Jiuxin Medical.

Note 15 – TAXES

Income tax

For the three and nine months ended December 31, 2017 and 2016, the income tax provisions were as follow:

	Three months ended December 31,		nine months ended December 31,
	2017	2016	2017	2016
Income tax	$38,106	$18,045	$76,691	$63,963

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

The following table reconciles the U.S. statutory tax rates with the Company’s effective tax rate for the three and nine months ended December 31, 2017 and 2016:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Change in valuation allowance (1)	(25.0)	(25.0)	(25.0)	(25.0)
Non-deductible expenses-permanent difference (2)	(2.4)	(2.2)	(1.9)	(11.8)
Effective tax rate	(2.4)%	(2.2)%	(1.9)%	(11.8)%

(1)	Represents .a full valuation allowance on the tax benefit of the net loss has been provided because it is more likely than not that the benefit will not be realized.

(2)	The (2.4)% and (2.2)% rate adjustments for the three months ended December 31, 2017 and 2016, and the (1.9)% and (11.8)% rate adjustments for the nine months ended December 31, 2017 and 2016 represent expenses primarily including stock option expenses, legal, accounting and other expenses incurred by the Company that were not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the nine months ended December 31, 2017 and 2016.  As of December 31, 2017, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $1,503,000, which may be available to reduce future years’ taxable income.  These carry forwards will expire if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at December 31, 2017. There was no net change in the valuation allowance for the nine months ended December 31, 2017 and 2016.  Management reviews this valuation allowance periodically and makes adjustments as necessary.

Taxes payable at December 31, 2017 and March 31, 2017 consisted of the following:

	December 31 2017	March 31, 2017
VAT	$443,860	$615,067
Income tax	44,789	19,416
Others	7,580	47,456
Total taxes payable	$496,229	$681,939

The Company has adopted FASB ASC Topic 740-10-05, “Income Taxes.” To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed a self-assessment and the Company’s liability for income taxes includes liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2017 and December 31, 2016, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the nine months ended December 31, 2017 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities, the most significant of which is the China Tax Authority.

Note 16 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $312,701 and $311,202 in employment benefits and pension for the three months ended December 31, 2017 and 2016, respectively.  The Company contributed $872,435 and $781,834 in employment benefits and pension for the nine months ended December 31, 2017 and 2016, respectively.

Note 17 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	December 31, 2017	March 31, 2017
Due to a director and CEO (1) :	680,834	927,052

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of December 31, 2017 and March 31, 2017, notes payable totaling $4,246,474 and $3,974,193 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space; the lease expires in September 2018. Rent expenses totaled $4,536 and $3,867 for the three months ended December 31, 2017 and 2016, respectively.   Rent expenses totaled $13,607 and $12,959 for the nine months ended December 31, 2017 and 2016, respectively. The amounts owed under the lease for the three and nine months ended December 31, 2017 were not paid to Mr. Liu as of December 31, 2017.

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

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	December 31, 2017 (1)	March 31, 2017

Stock price	$1.24	$1.80
Exercise price	$3.10	$3.10
Annual dividend yield	-%	-%
Expected term (years)	3.05	3.80
Risk-free interest rate	1.98%	0.87%
Expected volatility	68.66%	90.73%

(1)	As of December 31, 2017, the warrants had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $496,217 as of March 31, 2017. For the three and nine months ended December 31, 2017, the Company recognized a gain of $328,705 and $148,427 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability, respectively. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $167,512 for the investor warrant and placement agent warrant, collectively, as of December 31, 2017.

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

On June 3, 2016, the Company granted a total of 1,630,000 shares of restricted common stock to its key employees in its retail drugstores and online pharmacy under the Company’s 2010 Equity Incentive Plan, as amended. The stock awards vests in three years from the date of the grant. The trading value of the Company’s common stock on June 3, 2016 was $1.62. For the three months ended December 31, 2017 and 2016, $221,859 and $221,859 was recorded as service compensation expense, respectively. For the nine months ended December 31, 2017 and 2016, $663,164 and $508,828 was recorded as service compensation expense, respectively.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the three months ended December 31, 2017 and 2016, $65,585 and $124,033 was recorded as compensation expense. For the nine months ended December 31, 2017 and 2016, $313,651 and $372,100 was recorded as compensation expense. As of December 31, 2017, all compensation costs related to stock option compensation have been amortized.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and nine months ended December 31, 2017 and 2016, the Company did not make appropriations to statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 20 – (LOSS) PER SHARE

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

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Three months ended December 31,		nine months ended December 31,
	2017	2016	2017	2016
Net income attributable to controlling interest	$(1,625,829)	$(834,806)	$(4,213,842)	$(605,784)
Weighted average shares used in basic computation	25,214,678	19,941,439	25,214,678	19,188,867
Diluted effect of purchase options and warrants	-	-	-	-
Diluted effect of restricted shares	-	-	-	-
Weighted average shares used in diluted computation	25,214,678	19,941,439	25,214,678	19,188,867
Income per share – Basic:
Net income before noncontrolling interest	$(0.07)	$(0.04)	$(0.17)	$(0.03)
Add: Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net income attributable to controlling interest	$(0.07)	$(0.04)	$(0.17)	$(0.03)
Loss per share – Diluted:
Net income before noncontrolling interest	$(0.07)	$(0.04)	$(0.17)	$(0.03)
Add: Net income attributable to noncontrolling interest	$-	$-	$-	$-
Net income attributable to controlling interest	$(0.07)	$(0.04)	$(0.17)	$(0.03)

For the three and nine months ended December 31, 2017, 967,000 shares underlying employee stock options and 600,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operations for the three months ended December 31, 2017.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$18,288,222	$3,395,047	5,128,973	-	26,812,242
Cost of goods	13,686,969	3,134,767	4,418,893	-	21,240,629
Gross profit	$4,601,253	$260,280	710,080	-	5,571,613
Selling expenses	3,509,018	572,397	939,556	-	5,020,971
General and administrative expenses*	930,689	174,865	1,615,560	16,668	2,737,782
Income (Loss) from operations	$161,546	$(486,982)	(1,845,036)	(16,668)	(2,187,140)
Depreciation and amortization	$(525,203)	$-	4,649	-	(520,554)
Total capital expenditures	$8,9495	$-	4,711	-	94,206

*	Includes additional accounts receivable and advance to suppliers allowance of $816,988.

The following table presents summarized information by segment of the continuing operations for the three months ended December 31, 2016.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$14,121,567	$3,437,371	$3,051,086	$-	$20,610,024
Cost of goods	10494,940	3,078,509	2,852,704	-	16,426,153
Gross profit	$3,626,627	$358,862	$198,382	$-	$4,183,871
Selling expenses	2,455,591	291,598	822,993	-	3,570,182
General and administrative expenses*	1,655,433	-	(210,757)*	7,173	1,451,849
(Loss) income from operations	$(484,397)	$67,264	$(413,854)	$(7,173)	$(838,160)
Depreciation and amortization	$467,852	$-	$(43,906)	$-	$423,946
Total capital expenditures	$157,805	$-	$6,229	$-	$164,034

*	Includes accounts receivable and advance to suppliers allowance reversal of $331,180.

The following table presents summarized information of the continuing operation by segment for the nine months ended December 31, 2017:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$46,356,207	$9,595,752	16,021,694	-	71,973,653
Cost of goods	34,227,630	8,644,564	13,794,588	-	56,666,782
Gross profit	$12,128,577	$951,188	2,227,106	-	15,306,871
Selling expenses	8,510,663	1,547,569	3,230,370	-	13,288,602
General and administrative expenses*	4,942,902	352,770	1,996,393	26,715	7,318,780
(Loss) from operations	$(1,324,988)	$(949,151)	(2,999,657)	(26,715)	(5,300,511)
Depreciation and amortization	$(854,445)	$-	209,023	-	(645,422)
Total capital expenditures	$295,637	$-	10,927	-	306,564

*	Includes additional accounts receivable and advance to suppliers allowance of $2,336,146.

The following table presents summarized information of the continuing operation by segment for the nine months ended December 31, 2016:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$39,636,796	$12,292,175	$9,777,803	$-	$61,706,774
Cost of goods	28,619,084	10,879,187	9,189,821	-	48,688,092
Gross profit	$11,017,712	$1,412,988	$587,982	$-	$13,018,682
Selling expenses	6,857,520	1,204,510	1,214,195	-	9,276,225
General and administrative expenses*	4,836,381	-	(102,281)	18,881	4,752,,981
(Loss) income from operations	$(676,189)	$208,478	$(523,932)	$(18,881)	$(1,010,524)
Depreciation and amortization	$880,711	$-	$9,805	$-	$890,516
Total capital expenditures	$207,103	$-	$6,229	$-	$213,332

*	Includes accounts receivable and advance to suppliers allowance reversal of $544,508.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company’s net revenue from external customers through its retail drugstores by main product category for the is as follows:

	Three months ended December 31,		nine months ended December 31,
	2017	2016	2017	2016
Prescription drugs	$5,373,870	$4,469,589	$14,860,659	$12,837,817
Over-the-counter drugs	9,168,708	7,053,888	21,593,385	17,117,444
Nutritional supplements	1,883,020	896,122	4,558,383	3,073,882
Traditional Chinese medicine	1,185,004	1,157,673	3,136,203	3,207,504
Sundry products	180,338	236,152	804,817	714,509
Medical devices	497,282	308,143	1,402,760	2,685,640
Total	$18,288,222	$14,121,567	$46,356,207	$39,636,796

The Company’s net revenue from external customers through online pharmacy by main products is as follows:

	Three months ended December 31,		nine months ended December 31,
	2017	2016	2017	2016
Prescription drugs	$-	$-	$-	$-
Over-the-counter drugs	1,535,383	1,211,013	4,038,674	4,157,448
Nutritional supplements	514,952	407,815	1,365,834	1,852,294
Traditional Chinese medicine	8,802	1,130	18,984	1,130
Sundry products	224,514	438,845	1,065,935	1,510,349
Medical devices	1,111,396	1,378,568	3,106,325	4,770,954
Total	$3,395,047	$3,437,371	$9,595,752	$12,292,175

The Company’s net revenue from external customers through wholesale by main products is as follows:

	Three months ended December 31,		nine months ended December 31,
	2017	2016	2017	2016
Prescription drugs	$2,777,566	$1,907,318	$9,252,199	$5,753,801
Over-the-counter drugs	2,303,726	1,127,918	6,652,879	3,967,959
Nutritional supplements	19,123	15,110	47,660	49,929
Traditional Chinese medicine	20,876	740	21,480	5,193
Sundry products	-	-	-	-
Medical devices	7,682	-	47,476	921
Total	$5,128,973	$3,051,086	$16,021,694	$9,777,803

Note 22 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expenses on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending December 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2018	4,432,027	$37,193	$74,387	$-	$4,543,607
2019	4,001,871	37,193	74,387	-	4,113,451
2020	3,150,384	37,193	74,387	-	3,261,964
2021	2,507,045	3,099	6,199	-	2,516,343
2022	1,810,277	-	-	-	1,810,277
Thereafter	2,721,674	-	-	-	2,721,674

Total rent expense amounted to $1,184,452 and $747,744 for the three months ended December 31, 2017 and 2016, respectively. Total rent expense amounted to $3,126,462 and $2,225,186 for the nine months ended December 31, 2017 and 2016, respectively.

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

The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item.  In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future plans, objectives, expectations and intentions.  These statements may be identified by the use of words such as “may,” “will,” “could,” “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “predict,” and similar terms or terminology, or the negative of such terms or other comparable terminology.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended March 31, 2017 and filed with the SEC on June 29, 2017.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of December 31, 2017, we had 113 pharmacies in Hangzhou, among which, 95 under the store brand of “Jiuzhou Grand Pharmacy”, 9 under the store brand of “Lin’An Jiuzhou” and 9 under the various subsidiaries owned by “Jiuzhou Grand Pharmacy.” During the nine months ended December 31, 2017, we opened 51 new pharmacies.

Since May 2010, we have also been selling certain OTC drugs, medical devices, nutritional supplements and other sundry products online. Our online pharmacy sells through several third-party platforms such as Alibaba’s Tmall, JD.com and Amazon.com, and the Company’s own platform throughout China. In fiscal year 2018, in order to keep top rankings in certain third-party platforms such as Tmall, we have spent reasonable resources on marketing our products through these third-party platforms. Our sales through our own platform are primarily generated by customers who use their private commercial medical insurances package.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM but have not made any sales in the nine months ended December 31, 2017.

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

Results of Operations

Comparison of three months ended December 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended December 31, 2017 and 2016:

	Three months ended December 31,
	2017		2016
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$26,812,242	100%	$20,610,024	100.0%
Gross profit	$5,571,613	20.8%	$4,183,871	20.3%
Selling expenses	$5,020,971	18.7%	$3,570,182	17.3%
General and administrative expenses	$2,737,782	10.2%	$1,451,849	7.0%
Loss from operations	$(2,187,140)	(8.2)%	$(838,160)	(4.1)%
Interest income	$76,266	0.3%	$54,003	0.3%
Interest expenses	$-	-%	$(415)	0.0%
Other income (loss), net	$301,292	1.1%	$(99,485)	(0.5)%
Change in fair value of purchase option derivative liability	$221,859	0.8%	$67,296	0.3%
Income tax expense	$38,106	0.1%	$18,045	(0.1)%
Net (loss)	$(1,625,829)	(6.1)%	$(834,806)	(4.1)%

Revenue

Primarily due to the increase in our retail drugstores and wholesale business, revenue increased by $6,202,218 or 30.1% for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, partially offset by the decrease in online pharmacy business. The following table breaks down the revenue for our four business segments for the three months ended December 31, 2017 and 2016:

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the three months ended December 31, 2017 and 2016:

	Three months ended December 31,
	2017		2016
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$18,288,222	68.2%	$14,121,567	68.5%	$4,166,655	29.5%
Revenue from online sales	3,395,047	12.7%	3,437,371	16.7%	(42,324)	(1.2)%
Revenue from wholesale business	5,128,973	19.1%	3,051,086	14.8%	2,077,887	68.1%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$26,812,242	100.0%	$20,610,024	100.0%	$6,202,218	30.1%

Retail drugstores sales, which accounted for approximately 68.2% of total revenue for the three months ended December 31, 2017, increased by $4,166,655, or 29.5% as compared to the three months ended December 31, 2016, to $18,288,222. Same-store sales increased by approximately $2,042,776, or 15.1%, while new stores contributed approximately $1,939,715 in revenue in the three months ended December 31, 2017. Starting in fiscal year 2017, our new general manager in retail business has been spending significant efforts on commodity selection and purchase price negotiation. A wide choice of suitable health products to customers is a key to a drugstore success. By introducing more quality products at lower prices, we were able to retain more customers visiting our stores. Additionally, in cooperation with brand name suppliers, we continuously implement various marketing activities. For example, we made a strategic alliance with a famous Colla corii asini manufacturer to promote its sales in Hangzhou. Colla corii asini is a well-known nutritional supplement in China and has a large number of consumers. By promoting the products in our stores, we were able to raise sales of the products while enjoying the supplier’s support in the form of a lower purchase price and technical on-site assistance. As a side effect, customers who purchased Colla corii asini in our stores also made purchases of other health products. Furthermore, we have been focusing on improving customer services. For example, we have created chronic disease management center in three of our stores. We constantly monitor customers’ chronic disease patterns, provide free medical tests such as a blood sugar test and in-store doctor’s advicess. As a result, these customers became loyal to our stores and made the majority of their purchases for health products at our stores. We opened 51 new stores in fiscal year 2018, and our store count increased to 113 as of December 31, 2017, compared to 62 as of December 31, 2016.

Our online pharmacy sales decreased by approximately $42,324, or 1.2% for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. The decrease was mainly caused by decline in our sale via e-commerce platforms, as further explained below, during this quarter. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping a close watch on cost. However, due to the suspension of OTC drug sales on e-commerce platforms such as Alibaba in the second quarter of fiscal year 2017 by the China Food and Drug Administration (“CFDA”), our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 8.5% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counterpart the decline in sale of OTC drug category. For instance, we are opening a dendrobium candidum flagship store at Tmall with a local popular brand. The brand has a large customer base in Hangzhou. We expect our e-commerce platform sales will pick up in the future.

Wholesale revenue increased by $2,077,887 or 68.1%, primarily as a result of our ability to resell certain products, which our retail stores made large orders on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the wholesale volume to grow. However, hospitals still act as a major source of drug retailers in China. In the future, we plan to explore sales to hospitals and become a national or provincial agent of certain important products directly from drug manufacturers.

In the three months ended December 31, 2017 and 2016, we have not generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year of 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. We have not yet harvested our ginkgo or maidenhair trees. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $1,387,742 or 33.2% period over period primarily as a result of an increase in gross margin of wholesale business and increase in retail drugstores sale .  At the same time, gross margin increased from 20.3% to 20.8% due to higher wholesale profit margins. The average gross margins for each of our four business segments are as follows:

	Three months ended December 31,
	2017	2016
Average gross margin for retail drugstores	25.2%	25.7%
Average gross margin for online sales	7.7%	10.4%
Average gross margin for wholesale business	13.8%	6.5%
Average gross margin for farming business	N/A	N/A

Retail gross margins decreased primarily due to lower prices in promotional campaigns. In order to boost our sales, we have implemented several marketing campaigns in our stores in the three months ended December 31, 2017. As an effective method to promote sales, we have implemented promotional policies, such as coupon discounts on certain merchandise. As a result, our retail profit margins were diminished. Additionally, we have opened forty-six stores in the nine months ended December 31, 2018. In the stores’ opening ceremonies, we usually provided deep-discounted products sales promotion in order to boost new store sales. The sales promotions in the stores’ opening ceremonies contributed to the lower profit margin, however, as we have been focusing on product selection and continuous price negotiation with suppliers, as stated above, we expect to raise our sales profit margin in the future.

Gross margin of online pharmacy sales decreased primarily as a result of sales of certain products at low prices. Our online store general manager resigned in July 2017. Certain products have been superseded by newer products or close to expiration dates. In order to cut losses, the successive GM at our online pharmacy sold these products at low prices in certain national black sales dates such as November 11. In the future, we plan to increase our sales while keeping reasonable gross profit margins.

Wholesale gross margin increased primarily as a result of different products we carried and sold to certain pharmaceutical vendors. As we carried sales of certain high margin produces with suppliers rebate in this quarter, our sales profit margins increased.

Selling and Marketing Expenses

Sales and marketing expenses increased by $1,450,789, or 40.6%, period over period, primarily due to commissions payable to our wholesale sales contractors, rent and expenditures for new retail stores, and reclassification of certain staff’s salaries to selling and marketing expense in our wholesale business. In the three months ended December 31, 2017, certain wholesale business was referred by unaffiliated individual medical products traders who earned commissions based on the brokered transaction amount. As a result, we incurred additional selling expenses of approximately $0.3 million. In the quarter ended December 31, 2017, we accelerated new store opening. As a result, we incurred additional rental costs and other new stores opening expenditures of $1.0 million. Additionally, as certain members of our wholesale staff provide general customer care and warehouses support that are more related to our sales, we reclassified $0.1 million expenses as sales and marketing expenses to better reflect their nature. Such increase in expenses, as well as a decrease in overall sales, caused an increase in expenses as a percentage of our revenue to 18.7%, from 17.3% for the same period a year ago.

General and Administrative Expenses

General and administrative expenses increased by $1,285,933, or 88.6%, period over period.  Such expenses as a percentage of revenue increased to 10.2% from 7.0% for the same period a year ago. The increase in absolute dollars reflects additional accounts receivable and advances to vendors allowance of $0.82 million in the three months ended December 31, 2017 as compared to reversal of $0.4 million in the nine months ended December 31, 2016. The difference was due to certain aged accounts receivable and advances to suppliers accounts as of December 31, 2017.

(Loss) from Operations

As a result of the above, we had loss from operations of $2,187,140, as compared to loss from operations of $838,160 a year ago. Our operating margin for the three months ended December 31, 2017 and 2016 was (8.2)% and (4.1)%, respectively.

Income Taxes

Our income tax expense increased by $20,061 period over period due to increase in wholesale sales profit.

Net Income(Loss)

As a result of the foregoing, net loss increased by $791,023 period over period.

Comparison of nine months ended December 31, 2017 and 2016

The following table summarizes our results of operations for the nine months ended December 31, 2017 and 2016:

	nine months ended December 31,
	2017		2016
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$71,973,653	100.0%	61,706,774	100.0%
Gross profit	$15,306,871	21.3%	13,018,682	21.1%
Selling expenses	$13,288,602	18.5%	9,276,225	15.0%
General and administrative expenses	$7,318,780	10.2%	4,752,981	7.7%
(Loss) from operations	$(5,300,511)	(7.4)%	(1,010,524)	(1.6)%
Interest Income	479,509	0.7%	339,460	0.6%
Interest Expenses	-	-%	(1,285)	0.0%
Other revenue (expense), net	$263,241	0.4%	5,139	0.0%
Change in fair value of purchase option derivative liability	$420,610	0.6%	125,389	0.2%
Income tax expense	$76,691	0.1%	63,963	0.1%
Net (loss)	$(4,213,842)	(5.9)%	(605,784)	1.0%

Revenue

Primarily due to the increase in our retail pharmacy business and wholesale business, our revenue increased by $10,266,879 or 16.6% for the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016, partially offset by the increase in our wholesale business. The following table breaks down the revenue for our four business segments for the nine months ended December 31, 2017 and 2016.

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the nine months ended December 31, 2017 and 2016:

	nine months ended December 31,
	2017		2016
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$46,356,207	64.4%	$39,636,796	64.2%	$6,719,411	17.0%
Revenue from online sales	9,595,752	13.3%	12,292,175	20.0%	(2,696,423)	(21.9)%
Revenue from wholesale business	16,021,694	22.3%	9,777,803	15.8%	6,243,891	63.9%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$71,973,653	100.0%	$61,706,774	100.0%	$10,266,879	16.6%

Retail drugstores sales, which accounted for approximately 64.4% of total revenue for the nine months ended December 31, 2017, increased by $6,719,411, or 17.0% as compared to the nine months ended December 31, 2016, to $28,067,985. Same-store sales increased by approximately $4,857,538, or 13.4%, while new stores contributed approximately $3,329,702 in revenue in the nine months ended December 31, 2017. In contrast, the sale from our clinics decreased by approximately $1.5 million due to a construction renovation of our Daguan clinic in calendar year 2017. Starting in fiscal year 2017, our new general manager in retail business has been spending significant efforts on commodity selection and purchase price negotiation. A wide choice of suitable health products to customers is a key to a drugstore success. By introducing more quality products at lower prices, we were able to retain more customers visiting our stores. Additionally, in cooperation with brand name suppliers, we continuously implement various marketing activities. For example, we made a strategic alliance with a famous Colla corii asini manufacturer to promote its sales in Hangzhou. Colla corii asini is a well-known nutritional supplement in China and has a large number of consumers. By promoting the products in our stores, we were able to raise sales of the products while enjoying the supplier’s support in the form of a lower purchase price and technical on-site assistance. As a side effect, customers who purchased Colla corii asini in our stores also made purchases of other health products. Furthermore, we have been focusing on improving customer services. For example, we have created chronical disease management center in three of our stores. We constantly monitor customers’ chronical disease patterns, provide free medical tests such as a blood sugar test and provide in-store doctor’s advices. As a result, these customers became loyal to our stores and made the majority of their purchases for health products at our stores. Our store count increased to 113 as of December 31, 2016, compared to 62 stores as of December 31, 2016, as an effect of opening 51 stores in fiscal year 2018.

Our online pharmacy sales decreased by approximately $2,654,099, or 30.0% for the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016. The decrease was mainly caused by decline in our sale via e-commerce platforms, as further explained below, during this quarter. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping a close watch on cost. However, due to the suspension of OTC drug sales on e-commerce platforms such as Alibaba in the second quarter of fiscal year 2017 by the China Food and Drug Administration (“CFDA”), our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 28.0% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sale of OTC drug category. For instance, we are openning a dendrobium candidum flagship store at Tmall with a local popular brand. The brand has a large customer base in Hangzhou. We expect our e-commerce platform sales will pick up in the future. Due to the decline in business referred to us from “Yikatong”, a popular pharmacy and health insurance benefit card, the sales on our own official website for the nine months ended December 31, 2017 decreased by $0.53 million or 41.4% as compared to the nine months ended December 31, 2016. Yikatong is run by a Pharmacy Benefit Management (“PBM”) provider in China. In fiscal year 2016, we created a strategic alliance with the PBM provider. However, in order to maximize its profit, the PBM provider chose to create its own online pharmacy to sell products referred from Yikatong. In order to grow its own online pharmacy, the PMB provider actively directed Yikatong customers to purchase products on its online pharmacy. As a result, the sales on our own official website declined.

Wholesale revenue increased by $4,166,004 or 62.0%, primarily as a result of our ability to resell certain products, which our retail stores made large orders on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the wholesale volume to grow. However, hospitals still act as a major source of drug retailers in China. In the future, we plan to explore sales to hospitals and become a national or provincial agent of certain important products directly from drug manufacturers.

In the nine months ended December 31, 2017 and 2016, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the nine months ended December 31, 2017, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $900,447 or 10.2% period over period primarily as a result of an increase in gross margin of wholesale business and increase in retail drugstores sale.  At the same time, gross margin increased from 21.1% to 21.3% due to higher wholesale profit margins.  The average gross margins for each of our four business segments are as follows:

	nine months ended December 31,
	2017	2016
Average gross margin for retail drugstores	26.2%	27.8%
Average gross margin for online sales	9.9%	11.5%
Average gross margin for wholesale business	13.9%	6.0%
Average gross margin for farming business	N/A	N/A

Retail gross margins decreased primarily due to lower prices in promotional campaigns. In order to boost our sales, we have implemented several marketing campaigns in our stores in the three months ended December 31, 2017. As an effective method to promote sales, we have implemented promotional policies, such as coupon discounts on certain merchandise. As a result, our retail profit margins were diminished. Additionally, we have opened forty-six stores in the nine months ended December 31, 2018. In the stores’ opening ceremonies, we usually provided deep-discounted products sales promotion in order to boost new store sales. The sales promotions in the stores’ opening ceremonies contributed to the lower profit margin, however, as we have been focusing on product selection and continuous price negotiation with suppliers, as stated above, we expect to raise our sales profit margin in the future.

Gross margin of online pharmacy sales decreased primarily as a result of sales of certain products at low prices. Our online store general manager resigned in July 2017. Certain products have been superseded by newer products or close to expiration dates. In order to cut losses, the successive GM at our online pharmacy sold these products at low prices in certain national black sales dates such as November 11. In the future, we plan to increase our sales while keeping reasonable gross profit margins.

Wholesale gross margin increased primarily as a result of different products we carried and sold to certain pharmaceutical vendors. As we were able to carry sales of certain high margin products with suppliers rebate in this period, our sales profit margin increased.

Selling and Marketing Expenses

Sales and marketing expenses increased by $4,012,377 or 43.3% period over period, primarily due to commissions payable to our wholesale sales contractors, rent and other expenditures for new retail stores, and reclassification of certain staff’s salaries to selling and marketing expense in our wholesale business. In the three months ended December 31, 2017, much of our wholesale business was referred by unaffiliated individuals medical products traders who earned commissions based on the brokered transaction amount. As a result, we incurred additional selling expenses of approximately $1.0 million. In the quarter ended December 31, 2017, we accelerated new store openings. As a result, we incurred $1.8 million for additional rental and new store expenditures such as stationery and utility. Additionally, as certain members of our wholesale staff provide general customer care and warehouses support that are more related to our sales, we reclassified $0.6 million expenses as sales and marketing expenses to better reflect their nature. These increases in expenses, as well as the decrease in overall sales, caused expenses as a percentage of our revenue to increase to 18.5%, from 15.0% for the same period a year ago.

General and Administrative Expenses

General and administrative expenses increased by $2,565,799 or 54.0% period over period.  Such expenses as a percentage of revenue increased to 10.2% from 7.7% for the same period a year ago.  The increase in absolute dollars reflects additional accounts receivable and advances to vendors allowance of $2.34 million in the nine months ended December 31, 2017 as compared to a reversal of $0.5 million in the nine months ended December 31, 2016. The difference was due to certain aged accounts receivable and advances to suppliers accounts in the three months ended December 31, 2016.

(Loss) from Operations

As a result of the above, we had loss from operations of $5,300,511, as compared to loss from operations of $1,010,524 a year ago.  Our operating margin for the nine months ended December 31, 2017 and 2016 was (7.4)% and (1.6)%, respectively.

Income Taxes

Our income tax expense decreased by $12,728 period over period due to overall increase in wholesale profit.

Net (Loss)

As a result of the foregoing, net loss increased by $3,608,058 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From d ate of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$8,958,610	463,385	$1,754,826	$-	$11,176,821
4- 6 months	53,347	655,050	1,040,521	-	1,748,918
7- 12 months	49,380	109,886	41,151	-	200,417
Over one year	40,415	146,683	1,920,630	-	2,107,728
Allowance for doubtful accounts	(159,096)	(228,024)	(2,006,665)	-	(2,393,785)
Total accounts receivable	$8,942,656	$1,146,980	$2,750,463	$-	$12,840,099

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs.  In the three and nine months ended December 31, 2017 and 2016, we wrote off an approximately $33,738 and $75,126 collectible from provincial and Hangzhou City government insurance. In the nine months ended December 31, 2017 and 2016, we wrote off an approximately $158,721 and $138,508 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

Accounts receivable from our online pharmacy business mainly consist of collectibles from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us in times ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as pharmaceutical distributors. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal year 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. However, in the nine months ended December 31, 2016, certain accounts become aged and reserved. As a result, we made an additional $654,604 in allowance.

Subsequent to December 31, 2017 and through January 31, 2018, we collected approximately $5.1 million in receivables relating to our drugstore business, approximately $0.6 million in receivables relating to our online pharmacy business, approximately $0.15 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services and favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$273,364	$-	$2,426,602	$-	$2,699,966
4- 6 months	212,706	-	2,575,386	-	2,788,092
7- 12 months	53,392	-	351,680	-	405,072
Over one year	239,598	-	2,292,094	-	2,531,692
Allowance for doubtful accounts	(274,319)	-	(2,585,800)	-	(2,860,119)
Total advances to suppliers	$504,214	$-	$5,059,962	$-	$5,564,703

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchases on certain non-medical products such as sundry. As a result, our retail chain had limited advances to suppliers as of December 31, 2017.

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

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	nine months ended December 31,
	2017	2016
Net cash (used in) operating activities	$(9,438,665)	$(1,787,068)
Net cash (used in) provided by investing activities	$(1,756,990)	$128,414
Net cash (used in) provided by financing activities	$(170,906)	$23,796

For the nine months ended December 31, 2017, cash used in operating activities amounted to $9,801,402, as compared to $1,787,068 cash used in operating activities a year ago.  The change is primarily attributable to a increase of $3,606,058 in net loss, an increase of $2,390,538 in cash used in inventory and biological assets, and an increase of $3,700,443 in cash used in accounts receivable, offset by an increase of $1,973,368 in cash provided by accounts payable, and an increase of $2,454,004 of bad debt provision.

For the nine months ended December 31, 2017, net cash used in investing activities amounted to $1,756,990 as compared to $128,414, provided by investing activities a year ago. The change is attributable to purchase of intangible assets such as social medical reimbursement certificate and increase in SAP (see Note 7) system implementation in the nine months ended December 31, 2017.

For the nine months ended December 31, 2017, net cash used in financing activities amounted to $170,906, as compared to $23,796 provided by financing activities a year ago.

As of December 31, 2017, we had cash of approximately $8,396,060. Our total current assets as of December 31, 2017, were $60,422,800 and total current liabilities were $48,912,221, which resulted in a working capital of $11,510,579.

On January 23, 2017, we completed a private placement with a single healthcare-focused institutional investor for the purchase of an aggregate of 4,840,000 of our common stock at a price of $2.20 per share and gross proceeds of approximately $10,648,000.  As of December 31, 2017, we had approximately $5.30 million in our credit line available for further borrowing. We believe that the foregoing sources will collectively provide sufficient liquidity for us to meet our liquidity and capital obligations for the next twelve months. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending December 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2018	4,432,027	$37,193	$74,387	$-	$4,543,607
2019	4,001,871	37,193	74,387	-	4,113,451
2020	3,150,384	37,193	74,387	-	3,261,964
2021	2,507,045	3,099	6,199	-	2,516,343
2022	1,810,277	-	-	-	1,810,277
Thereafter	2,721,674	-	-	-	2,721,674

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	December 31, 2017	March 31, 2017
Balance sheet items, except for the registered and paid-up capital, as of end of period	USD1: RMB 0.1536	USD1: RMB 0.1451

Amounts included in the statement of Operations and statement of cash flows for the period ended	USD1: RMB 0.1512	USD1: RMB 0.1487

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2017:

Accounting and Finance Personnel Weaknesses - As noted in Item 9A of our annual reports on Form 10-K for the preceding fiscal years, management concluded that in light of the inexperience of our accounting staff with respect to the requirements of U.S. GAAP-based reporting and SEC rules and regulations, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that material misstatements are prevented or detected on a timely basis.

We have been continually making progress in improving internal controls. In 2017, we installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. Per the contract with the local SAP system provider, the total fee for SAP customized installation and training adds up to more than 1 million USD in this year. By automatically connecting commodity flow data with accounting recording, the system minimizes the manual errors made by accounting staff. Additionally, the system provides a view of overall and instant cash information by electronically linking local banking systems with SAP. Additional benefits include automatically-generated customized monthly company performance reports, instant inventory monitoring and reporting, and punctual customer and suppliers accounts maintenance. In addition, we plan to introduce talented managers who are able to better utilize the system. We expect to continually improve our internal control system.

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: February 14, 2018	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: February 14, 2018	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer