Form 10-K
period 2018-03-31
CHINA JO-JO DRUGSTORES, INC.
filed 2018-06-29
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

As of September 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25.5 million, based on a closing price of $1.62 per share of common stock as reported on the NASDAQ Stock Market on such date.

As of June 21, 2018, the registrant had 29,161,778 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED MARCH 31, 2018

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

Overview

We are a retailer and distributor of pharmaceutical and other healthcare products typically found in a retail pharmacy in the People’s Republic of China (“PRC” or “China”). Prior to acquiring Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) in August 2011 (see “Our Corporate History and Structure - HJ Group” below), we were primarily a retail pharmacy operator. We currently have one hundred and twenty-two (122) store locations under the store brand “Jiuzhou Grand Pharmacy” in Hangzhou city and its adjacent town Lin’an. Additionally, we operate nine drugstores, controlled by Hangzhou Jiuzhou Grand Pharmacy.

We currently operate in four business segments in China: (1) retail drugstores, (2) online pharmacy, (3) wholesale business selling products similar to those we carry in our pharmacies, and (4) farming and selling herbs used for traditional Chinese medicine (“TCM”).

Our stores provide customers with a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. Three (3) stores have adjacent medical clinics offering urgent cares (to provide treatment for minor ailments such as sprains, minor lacerations, and dizziness that can be treated on an outpatient basis), TCM (including acupuncture, therapeutic massage, and cupping) and minor outpatient surgical treatments (such as suturing). Our stores vary in size, but presently close to average 200 square meters per store. We attempt to tailor each store’s product offerings, physician access, and operating hours to suit the community where the store is located.

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

In addition, we operate pharmacies through “Lin’An Jiuzhou”, which are directly held by Jiuxin Investments Management Co. Ltd. We also operates nine stores, which are held by Jiuzhou Pharmacy.

We also retail OTC drugs and nutritional supplements through a website ( www.dada360.com ) operated by Jiuzhou Pharmacy. For the fiscal year ended March 31, 2018, retail revenue, including pharmacies, medical clinics accounted for approximately 64.5% of our total revenue, while online pharmacy revenue accounted for 12.6% of our total revenue.

Since August 2011, we have operated a wholesale business through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. Jiuxin Medicine is wholly owned by Jiuzhou Pharmacy. For the fiscal year March 31, 2018, wholesale revenue accounted for approximately 22.9% of our total revenue.

We also have an herb farming business cultivating and wholesaling herbs used for TCM. This business is conducted through Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary. During the fiscal year ended March 31, 2018, we generated no revenue from our herb farming business.

Throughout this report, we will sometimes refer to Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, Lin’An Jiuzhou, as well as the subsidiaries of Jiuzhou Pharmacy, collectively as “HJ Group.”

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

On July 24, 2015, we closed a registered direct offering of 1.2 million shares of common stock at $2.50 per share with gross proceeds of approximately $3 million from our effective shelf registration statement on Form S-3.

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

In November 2010, Shouantang Technology acquired one hundred percent (100%) of Quannuo Technology and its wholly-owned subsidiary, Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), pursuant to an equity ownership transfer agreement. Quannuo Technology was organized in the PRC on July 7, 2009, and Hangzhou Quannuo was established on July 8, 2010. Hangzhou Quannuo currently has no operations and has terminated its State Administration of Industry and Commerce (“SAIC”) license in April 2015.

In November 2015, we sold all of the equity interests of Quannou Technology to six individuals for approximately $17,121 (RMB107,074). Quannuo Technology used to perform technical supports to our online pharmacy and incurred accumulated loss over the last five years. After the sale, its technical support function has been transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

Qianhong Agriculture

Qianhong Agriculture was organized in the PRC on August 10, 2010 for our herb farming business. As of March 31, 2017,we have not harvested or sold any herbs.

Shouantang Bio

On October 11, 2014, the Company, through Jiuzhou Pharmacy, formed Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”) by contributing $0.16 million (RMB1 million) as its register capital. Shouantang Bio is formed to sell nutritional supplements under its own brand name, Shouantang.

Jiuyi Technology

On September 10, 2015, Renovation set up an entity named Hangzhou JiuYi Medical Technology Co. Ltd, (“Jiuyi Technology”) with a registered capital of $5 million, intended to provide additional technical support such as webpage development to our online pharmacy business. Later on, we decided to move online technical supports back to Jiuzhou Pharmacy, so Jiuyi Technology had no significant online technical operation. Jiuyi Technology is located in Hangzhou, China.

Lin’an Jiuzhou

On March 31, 2017, the Company, through Jiuxin Management, formed Lin’an Jiuzhou Grand Pharmacy Co. Ltd, (“Lin’an Jiuzhou”) with a registered capital of $725,570 (RMB 5 million), to expand our retail pharmacies in Lin’an City.

HJ Group

Jiuzhou Pharmacy is a PRC limited liability company established on September 9, 2003 by Mr. Lei Liu (55%), Mr. Chong’an Jin (23%) and Ms. Li Qi (22%). Hangzhou Kuaileren Grand Pharmacy Co., Ltd. (“Kuaileren”), originally a subsidiary of Jiuzhou Pharmacy, was dissolved on April 9, 2011. Prior to its dissolution, Kuaileren operated a “Kuaileren Grand Pharmacy” store, which is now a “Jiuzhou Grand Pharmacy” store. On July 1, 2014, Mr. Chong’an Jin transferred all of his equity interests he held in Jiuzhou Pharmacy to Mr. Lei Liu and Ms. Li Qi. As a result, Mr. Lei Liu held 61% and Ms. Li Qi has held 39% equity interests of Jiuzhou Pharmacy.On August 21, 2017, after Mr. Lei Liu transferred additional shares to Ms. Li Qi, Mr. Lei Liu held 56.7% and Ms. Li Qi held 43.3%. On April 25, 2018, Mr Wei Chen, who is associated with CareRetail Holdings Limited, agreed to invest 200,000 RMB and hold 1% of Jiuzhou Pharmacy. As a result, Mr. Lei Liu held 56.13% and Ms. Li Qi has held 42.87% equity interests of Jiuzhou Pharmacy. Mr. Lei Liu and Ms. Li Qi are from time to time referred to in this report as Key Personnel.

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

Jiuzhou Clinic is a PRC general partnership established on October 10, 2003 by Mr. Liu (39%), Mr. Jin (31%) and Ms. Qi (30%). Jiuzhou Clinic is a medical practice currently operating adjacent to the “Jiuzhou Grand Pharmacy” store in Daguan, providing primary, urgent, minor surgical, and traditional medical care services. Additionally, Jiuzhou Clinic’s physicians consult with and examine patients at other “Jiuzhou Grand Pharmacy” stores.

Jiuzhou Service is a PRC limited liability company established on November 2, 2005 by Mr. Liu (39%), Mr. Jin (31%) and Ms. Qi (30%). Jiuzhou Service is licensed as a healthcare management company and currently manages the medical clinic operating adjacent to the “Jiuzhou Grand Pharmacy” store in Wenhua, providing services similar to those at the Daguan clinic.

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

Our Current Corporate Structure

The following diagram illustrates our current corporate structure as of March 31, 2018:

The table below summarizes the status of the registered capital of our PRC subsidiaries and controlled companies as of the date of this report:

Entity Name	Entity Type	Registered Capital	Registered Capital Paid	Due Date for Unpaid Registered Capital
Jiutong Medical	Subsidiary	USD 2,600,000	USD 2,600,000	N/A
Jiuzhou Clinic	VIE	N/A	N/A	N/A
Jiuzhou Pharmacy	VIE	USD 733,500	USD 733,500	N/A
Jiuzhou Service	VIE	USD 73,350	USD 73,350	N/A
Jiuxin Management	Subsidiary	USD 14,500,000	USD 14,500,000	N/A
Jiuxin Medicine	VIE	USD 1,564,000	USD 1,564,000	N/A
Qianhong Agriculture	Subsidiary	USD 1,497,000	USD 1,497,000	N/A
Shouantang Technology	Subsidiary	USD 11,000,000	USD 11,000,000	N/A
Shouantang Bio	Subsidiary	USD 162,900	USD 162,900	N/A
Jiuyi Technology	Subsidiary	USD 5,000,000	USD 2,500,000	September 25, 2026
Lin’an Jiuzhou	Subsidiary	USD 725,570	USD 72,557	March 31, 2027
Jiuben Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiumu Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiuheng Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiujiu Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiuli Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiurui Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiuxiang Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiuyi Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiuyuan Pharmacy	VIE	USD 15,920	USD 15,920	N/A

Our Business

Pharmacies

We currently have one hundred and twenty-two (122) pharmacies throughout Hangzhou, the provincial capital of Zhejiang and neighborhood cities. Pharmacy sales accounted for approximately 83.6% of our retail revenue, and 64.5% of our total revenue, for the fiscal year ended March 31, 2018. We offer primarily third-party products at our pharmacies, including:

●	Approximately 1,335 prescription drugs (252 of which require a physician’s prescription and the rest requires customer personal information registration only), sales of which accounted for approximately 33.2% of our retail revenue for the fiscal year ended March 31, 2018;

●	Approximately 1,653OTC drugs, sales of which accounted for approximately 45.8% of our retail revenue for the fiscal year ended March 31, 2018;

●	Approximately 734 nutritional supplements, including a variety of healthcare supplements, vitamin, mineral and dietary products, sales of which accounted for approximately 6.7% of our retail revenue for the fiscal year ended March 31, 2018;

●	TCM, including drinkable herbal remedies and pre-packaged herbal mixtures for making soup, sales of which accounted for approximately 2.7% of our retail revenue for the fiscal year ended March 31, 2018;

●	Sundry products (i.e., personal care products such as skin care, hair care and beauty products, convenience products such as soft drinks, packaged snacks, and other consumable, cleaning agents, stationeries, and seasonal and promotional items tailored to local consumer demand for convenience and quality), sales of which accounted for approximately 10.1% of our retail revenue for the fiscal year ended March 31, 2018; and

●	Medical devices (i.e., family planning and birth control products, early pregnancy test products, portable electronic diagnostic apparatus, rehabilitation equipment, and surgical tools such as hemostats, needle forceps and surgical scissors), sales of which accounted for approximately 1.6% of our retail revenue for the fiscal year ended March 31, 2018.

We favor retail locations in well-established residential communities with relatively concentrated consumer purchasing power or close to local hospitals, and evaluate potential store sites to assess consumer traffic, visibility and convenience. Depending on its size, each drugstore has between two (2) to eight (8) pharmacists on staff, all of whom are properly licensed. We accept prescriptions only from licensed health care providers, and verify the validity, accuracy, and completeness of all prescriptions. We also ask all prescription customers to disclose their drug allergies, current medical conditions, and current medications. Most pharmacies also maintain a TCM counter staffed by licensed herbalists.

After opening, a location without SHI coverage may take up to one year to achieve our projected revenue goals for that particular location. Various factors influence individual store revenue including, but not limited to: location, nearby competition, local population demographics, square footage, and government insurance coverage.

All of our one hundred and twenty-two (122) drugstores are located in Hangzhou city and its adjacent town Lin’an.

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

To ensure quality and personal attention for patients, we employ only licensed doctors and certified nurses and technicians, and patient treatments at our three (3) clinics follow nationally established clinical practice guidelines from China’s Ministry of Health. We currently have sixty-three (63) physicians and thirty-three (33) clinic staff. In-store consultations and examinations by our physicians are provided free-of-charge to ensure that customers are being prescribed and taking the appropriate medicines for their ailments, and to afford customers convenience.

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

Online Sales

Since May 2010, we have been retailing OTC drugs and nutritional supplements on the Internet at www.dada360.com. Before November 2015, our subsidiary Quannuo Technology operated and maintained the website pursuant to the Internet Pharmaceutical Transaction Service Qualification Certificate issued by the State Food and Drug Administration (the “SFDA”) of Zhejiang Province, which allows us to engage in online retail pharmaceutical sales throughout China. As we sold all our equity interests in Quannuo Technology in November 2015, we have transferred our online pharmacy operation function to Jiuzhou Pharmacy. We have established payment methods with banks and online intermediaries such as Alipay, and are cooperating with business-to-consumer online vendors such as Taobao. By using Taobao’s platform in addition to our own website as mentioned above, we can be exposed to a wider range of customers.

Online sales accounted for approximately 16.4% of our retail revenue, and 12.6% of our total revenue, for the fiscal year ended March 31, 2018. Online sales accounted for approximately 22.9% of our retail revenue, and 18.9% of our total revenue, for the fiscal year ended March 31, 2017.

Wholesale

Since acquiring Jiuxin Medicine in August 2011, we have been distributing third-party products primarily to drug distributors throughout China, including:

●	Approximately 343 prescription drugs, the sales of which accounted for approximately 56.0% of our wholesale revenue for the fiscal year ended March 31, 2018; Approximately 1,065 prescription drugs, the sales of which accounted for approximately 55.6% of our wholesale revenue for the fiscal year ended March 31, 2017;

●	Approximately 253 OTC drugs, the sales of which accounted for approximately 42.6% of our wholesale revenue for the fiscal year ended March 31, 2018; Approximately 1,284 OTC drugs, the sales of which accounted for approximately 42.5% of our wholesale revenue for the fiscal year ended March 31, 2017;

●	Approximately 31 nutritional supplements, the sales of which accounted for approximately 0.8% of our wholesale revenue for the fiscal year ended March 31, 2018; Approximately 208 nutritional supplements, the sales of which accounted for approximately 0.4% of our wholesale revenue for the fiscal year ended March 31, 2017;

●	TCM products, the sales of which accounted for approximately 0.3% of our wholesale revenue for the fiscal year ended March 31, 2018; TCM products, the sales of which accounted for approximately 1.5% of our wholesale revenue for the fiscal year ended March 31, 2017;

●	Sundry products, the sales of which accounted for approximately 0.2% of our wholesale revenue for the fiscal year ended March 31, 2018; Sundry products, the sales of which accounted for approximately 0.0% of our wholesale revenue for the fiscal year ended March 31, 2017; and

●	Medical devices, the sales of which accounted for approximately 0.0% of our wholesale revenue for the fiscal year ended March 31, 2018 and 2017.

Wholesale revenue increased primarily as a result of our ability to resell certain products, which our retail stores made large order on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name merchandises, we were able to bargain lower purchase prices than the market level on these merchandises. As a result, certain vendors who were unable to obtain a better price than ours, will turn to us for these merchandises, leading the wholesale volume to grow. On the other side, we have been trying to act as a local agent for well-know health products in Zhejiang Province. For example, we signed a strategic cooperation agreement with Dong’a Gelatin (DEEJ) and act as its local sale agent in Zhejiang Province. Until we can establish a new customer base and secure a status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to increase significantly in the immediate future.

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

Herb farming revenue accounted for no revenue for the fiscal year ended March 31, 2018.

Our Customers

Retail Customers

For the fiscal year ended March 31, 2018, our pharmacies collectively served an average of approximately 13,481 customers per day. We periodically conduct qualitative customer surveys to help us build a stronger understanding of our market position and our customers’ purchasing habits.

Pharmacy customers pay by cash, debit or credit card, mobile devices or medical insurance cards under Hangzhou and Zhejiang’s medical insurance programs. During the fiscal year ended March 31, 2018, approximately 18% of our pharmacy revenue came from cash sales, 56% from Hangzhou’s medical insurance cards (where most of our pharmacies are located), and 26% from debit and credit cards, Zhejiang’s medical insurance cards and other charge cards.

We maintain strict cash control procedures at our pharmacies. Our integrated information management system records the details of each sale, which we control from our headquarters. Depending on each location’s sales activities, cash may be deposited daily or several times per week in designated bank accounts.

For sales made to eligible participants in the national medical insurance program, we generally obtain payments from the relevant government social security bureaus on a monthly basis. See ” Relevant PRC Regulations - Reimbursement under the National Medical Insurance Program.” According to relevant regulations, a drugstore must operate for at least one (1) year before it can apply to be licensed to accept Hangzhou’s medical insurance cards. As of the date of this report, sixty-eight(68) of our one hundred and twenty-two (122) “Jiuzhou Grand Pharmacy” stores are licensed to accept medical insurance cards while nineteen(19) will apply for approval in the near future. Those of our stores that accept medical insurance cards are designated as such by clear signage on their storefront windows.

Online Sales Customers

Our online customers mainly consist of consumers between 25 and 40 years old. While our website is accessible throughout China, approximately forty-five percent (45%) of our online sales during the fiscal year ended March 31, 2018, were from Zhejiang and neighboring Jiangsu and Shanghai.

Wholesale Customers

Our wholesale customers are primarily third-party trading companies that purchase from us to resell to pharmacies throughout China. We also supply some hospitals and pharmacies, although they collectively make up less than 10.0% of our wholesale customers currently.

Herb Farming Customers

Our farming customers primarily include local herb vendors. For the fiscal year ended March, 31, 2018, we have not harvested or sold any herbs.

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

As part of our marketing campaign, we offer rewards cards to customers, which provide certain exclusive discounts. After a customer signs up for the rewards card, we communicate via the customer’s preferred method: e-mail, traditional mail or text messages. For the fiscal year ended March 31, 2018, approximately 66.1% of our customers used their rewards card to make purchases. We intend to further extend this program to enhance the customer experience and for customer retention. For every 10 Yuan spent at stores, we reward 1 membership point. Every 20 points can be exchanged to 1 Yuan coupon, which can be used against merchandises purchased at our stores. The reward points never expired, however, the rewards cannot be used against products reimbursed by local SIC agent. As a result, we recorded unused membership points as accrued expense.

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

Logistics

Before March 31, 2018, we used Jiuxin Medicine’s resources to support our logistics needs in Hangzhou. Starting from March 31, 2018, we outsourced our logistics service to Astro Boy Cloud Pan (Hangzhou) Storage and Logistic Co. Ltd (“Astro Boy Logistic”). As a result, Jiuxin Medicine’s warehouse lease has been terminated. Astro Boy Logistic provides us with approximately 14,000 square meters facility located approximately eighteen (18) miles from our headquarters, which served as our central distribution center. Astro Boy Logistics’ staff and vehicles make regular deliveries to our pharmacies and wholesale customers. Jiuxin Medicine, however, continues to negotiate with various suppliers and make orders.

We employ third-party logistics companies for deliveries to wholesale customers outside Hangzhou. We believe that reliable logistics providers are readily available and can be replaced without any material interruptions to our business.

Suppliers

We currently source retail products from approximately 350 suppliers, including trading companies and direct manufacturers. We source wholesale products from approximately 150 suppliers, including many of those that provide our retail products. For the fiscal year ended March 31, 2018, one supplier, HuaDong Pharmaceutical Co., Ltd. accounted for more than twenty-nine percent (19.0%) and thirteen percent (13.1%) of our total purchases and total purchase deposits. The suppliers are neither related to nor affiliated with us. For the fiscal year ended March 31, 2017, two (2) suppliers, HuaDong Pharmaceutical Co., Ltd. and Zhejiang Yingte Pharmaceutical Co. Ltd. accounted for more than twenty-nine percent (29.3%) and thirteen percent (13.1%) of our total purchases and total purchase deposits. The suppliers are neither related to nor affiliated with us.

We believe that competitive sources are readily available for substantially all of the products we require for our retail and wholesale businesses. As such, we believe that we can change suppliers without any material interruption to our business. To date, we have not experienced any significant difficulty in sourcing our suppliers.

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

All of our pharmacy employees participate in a mandatory thirty-six (36) hour training program regarding quality control annually, and we regularly dispatch quality inspectors to our stores to monitor the service quality of our staff.

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

The online pharmacy is an emerging business in China. We are competing with other online vendors that may be supported by major drugstore chains or initiated by smaller local drugstore chains. In order to compete effectively, we are cooperating with Taobao, the largest online vendor in China. We also put in significant efforts selecting products we believe are most suitable for online sales, such as those we have the exclusive right to sell. We have spent considerable efforts identifying popular products that can drive sales, while maintaining our attention on cost. In fiscal 2018, we have kept working with large insurance companies in China such as the People’s Insurance Company (Group) of China Limited, who sells online products to their customers that have purchased health insurance from them. Commercial health insurance has expanded quickly in recent years in China, especially after the government started to control its Social Health Insurance (“SHI”) budget. We expect the close cooperation with commercial insurance companies and active strategy on e-commerce platforms will drive up our online sales.

China’s herb market is highly specialized. We have not incurred any herb sales in fiscal 2018.

Intellectual Property

We currently have the following trademarks registered with the Trademark Office of the SAIC:

●	“JiuzhouTongxin” is a Classes 5 and 35 trademark (for pharmaceuticals and advertisement) issued on February 14, 2011 and March 7, 2013 respectively, registered under Jiuzhou Pharmacy, which we plan to use to brand certain products that we may sell in our stores;

●	“Jiuzhou” is a Classes 5, 35 and 44 trademark (for medical services) issued in April and May 2012, registered under Jiuzhou Pharmacy, which we plan to use to brand our medical services;

●	“Shouantang” a Classes 5, 10, 30, 35 and 44 trademark (for pharmaceuticals, construction, food, advertisement and medical services) issued on October 2011, and a Classes 3、42、6、19、20、24、31、26、32 and 29 (for oil, diary and others) trademark issued in August and October 2015, registered under Jiuzhou Pharmacy, which we are using to brand certain products that we sell in our stores; and

●	“Jinyuliangyan” is a Class 29 trademark (for food and oil) issued in June 2011, registered under Jiuzhou Pharmacy, which we are using to brand certain products that we sell in our stores; and

●	“Jiuying” is a Classes 5, 35 and 44 trademark (for healthcare and nutritional supplement) issued in December 2012 and February 2013, registered under Jiuzhou Service, which we are using to brand our service and products that we sell in our clinics.

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

Employees

As of March 31, 2018, we had 1,139 employees combined in our retail and wholesale operations, including 1,079 full-time and 60 part-time employees. The number of employees for each area of operations, and such employees as a percentage of our total workforce, are as follows:

	As of March 31, 2018
	Employees	Percentage
Non-pharmacist store staff	547	48.0%
Pharmacists	326	28.6%
Management - non-pharmacists	85	7.5%
Physicians	63	5.5%
Non-physician clinic staff	33	2.9%
Wholesale - non-warehouse	40	3.5%
Wholesale - warehouse	4	0.4%
Online pharmacy - technicians	33	2.9%
Online pharmacy - non-technicians	8	0.7%
Total	1,139	100.00%

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

Various drug manufacturers also pay us to have their representatives in our drugstores, and accordingly, we train them under our store policies and procedures.

Relevant PRC Regulations

SAFE Registration

In October 2005, SAFE issued Circular 75. Circular 75 regulates foreign exchange matters in relation to the use of a special purpose vehicle by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. The Key Personnel, who are PRC residents, are in compliance with Circular 75 and its implementing circulars.

Dividend Distribution

Under current applicable laws and regulations, each of our consolidated PRC entities, including WFOEs and domestic companies, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities is required to set aside at least ten percent (10%) of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches fifty percent (50%) of its registered capital. These reserves are not distributable as cash dividends. As of March 31, 2018, the accumulated balance of our statutory reserve funds reserves amounted to $1.31 million, and the accumulated loss of our consolidated PRC entities amounted to $0.75 million.

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

Internet Pharmaceutical Sales

China’s central government regulates Internet access, the distribution of online information and the conduct of online commerce through strict business licensing requirements and other government regulations. Companies which sell pharmaceutical products to consumers through the Internet are required to obtain: (1) a drug distribution permit; (2) an Internet pharmaceutical information provider qualification certificate, renewable every five (5) years; (3) an Internet pharmaceutical transaction service qualification certificate, renewable every five (5) years; (4) a value-added telecommunication operation permit; and (5) registration with the Administration of Information Industry. Internet pharmacies are not allowed to distribute prescription drugs. The websites that sell pharmaceutical products must ensure transaction security and enable the consumers to consult with licensed pharmacists. Also, an Internet-based business in China is required to obtain and maintain certain assets relevant to its business, such as delivery and storage facilities. Jiuzhou Pharmacy obtained all above-mentioned certificates and registrations and launched www.dada360.com in May 2010 and renewed the certificates in 2015. Quannuo Technology has been operating the website and providing software and technical supports since November 2010. Since December 2015, such online pharmacy operation function has been transferred to Jiuzhou Pharmacy after the sale of Quannuo Technology in November 2015. During the year ended March 31, 2018, the Company also sold pharmaceutical and other products via certain third-party platforms such as Tmall and JD.com.

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

Principal Executive Office

Our principal executive office is located at 6th Floor, Hai Wai Hai Tongxin Mansion, Gong Shu District, Hangzhou City,Zhejiang Province, China. Our main telephone number is +86-571-8807-7078, and fax number is +86-571-8807-7108.

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

Our ability to obtain products and maintain inventory at, and to maintain and establish leases for, our pharmacies, is dependent upon our ability to post and maintain significant cash deposits with our suppliers and landlords. Many vendors in China are unwilling to extend credit terms and instead require cash deposits, and landlords may require twelve (12) months or longer of cash deposit as security. At March 31, 2018, we had approximately $6.5 million in deposits with suppliers and approximately $4.5 million in deposits with landlords for our pharmacies. If we are unable or unwilling to establish such advances and deposits, our ability to generate sales and expand our business could be adversely affected. In general, we expect the amounts required for advances and deposits to increase as we undertake our expansion plans, complete store openings and expand our business through acquisitions or otherwise. We do not generally receive interest on the deposits made to suppliers or landlords, and such deposits are subject to loss as a result of the creditworthiness or bankruptcy of the party who holds our funds, as well as the risk from any illegal acts associated with the third party, such as conversion, fraud, theft or dishonesty. If these circumstances were to arise, we could find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with our vendors or landlords.

If we are unable to optimize management of our procurement and distribution activities, we may be unable to meet customer demand while increasing the burden on managing our supply chain.

Since May 2011, we have been using Jiuxin Medicine’s facility as our distribution center for both our retail and wholesale businesses. Starting from March 31, 2018, we outsourced our logistic service to Astro Boy Cloud Pan (Hangzhou) Storage and Logistic Co. Ltd (“Astro Boy Logistic”). As a result, Jiuxin Medicine’s warehouse lease has been terminated. Astro Boy Logistic provides us with approximately 14,000 square meters facility located approximately eighteen (18) miles from our headquarters, which served as our central distribution center. Astro Boy Logistic’s staff and vehicles make regular deliveries to our pharmacies and wholesale customers. Our ability to meet customer demand may be significantly limited if we do not successfully and efficiently conduct our distribution activities, or if Astro Boy Logistic’s facility is destroyed or shut down for any reason, including as the result of a natural disaster. Any disruption in the operation of our distribution could result in higher costs or longer lead times associated with distributing our products. Since it is difficult to predict accurate sales volume in our industry, we may be unable to optimize our distribution activities, which may result in excess or insufficient inventory, warehousing, fulfillment or distribution capacity. Furthermore, failure to effectively control product damage during the distribution process could decrease our operating margins and reduce our profitability.

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

Our online business decreased in the fiscal year ended March 31, 2018 and we cannot assure our efforts for alternative vendors will result in the increase in revenues from online pharmacy in the coming years.

Our online pharmacy sales decreased by approximately $3,256,066, or 21.2% for the year ended March 31, 2018, as compared to the year ended March 31, 2017. The decrease was primarily caused by the decline in business via e-commerce platforms. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping a close watch on cost. However, due to the suspension of OTC drug sales on e-commerce platforms such as Alibaba in the second quarter of fiscal year 2017 by the China Food and Drug Administration (“CFDA”), our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 25.7% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sale of OTC drug category. For instance, we are openning a dendrobium candidum flagship store at Tmall with a local popular brand. The brand has a large customer base in Hangzhou. However, there is no assurance our efforts will lead in the increase in our online sales.

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

Current PRC regulations limit foreign ownership of a pharmacy operator to forty nine percent (49%) if such operator owns interests in thirty (30) or more drugstores in China that sell a variety of branded pharmaceutical products sourced from different suppliers. Since we do not own any equity interests in Jiuzhou Pharmacy (or its subsidiary Jiuxin Medicine), but control them through contractual arrangements, we do not believe that the regulations limiting foreign ownership apply to us even if Jiuzhou Pharmacy or Jiuxin Medicine expands beyond thirty (30) stores. In fact, Jiuzhou Pharmacy has expended to one hundred and twenty-two (122) stores as of March 31, 2018.

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

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards. Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least ten percent (10%) of their after-tax profit each year, based on PRC accounting standards, to their statutory surplus reserve fund until the accumulative amount of such reserves reaches fifty percent (50%) of their respective registered capital. As a result, our consolidated PRC entities are restricted in their ability to transfer a portion of their net income to us whether in the form of dividends, loans or advances. As of March 31, 2018, our restricted reserves totaled $1,309,109 (RMB 9,460,695). Our restricted reserves are not distributable as cash dividends. Any limitation on the ability of our consolidated operating entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

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

According to several articles published by the Wall Street Journal, CNN, and BBC News in January 2016, after experiencing rapid growth for more than a decade, China’s economy has been hit by shrinking foreign and domestic demand, weak investment, factory overcapacity and oversupply in the property market, and has experienced a painful slowdown in the last two years. In 2016, China’s economy grew by 6.7%, compared with 6.9% a year earlier, marking its slowest growth in a quarter of a century. As the government tried to shift the growth engine away from manufacturing and debt-fueled investment toward the services sector and consumer spending, the outlook of the Chinese economy is uncertain.

In the next two to three years, China’s growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. The International Monetary Fund expected China’s economy to grow by 6.4% in 2018-2020. If China’s economy is further slowing down, it may negatively affect our business operation and financial results.

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

As an illustration of such volatility, the closing price of our common stock during the fifty two (52) weeks preceding the date of this report ranged from a low of $1.24 to a high of $1.83. In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

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

As of June 28, 2018, our directors and executive officers collectively controlled approximately 9,489,482 or 32.0% of our outstanding shares of stock entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit us and our shareholders. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We are headquartered in Hangzhou, China. We do not own any property; however, our current leased properties are as follows:

Description	Location	Size (square meters)	Lease expiration date
Principal executive office	Hai Wai Hai Tongxin Mansion Floor 5&6 Gong Shu District, Hangzhou City Zhejiang Province, China	4,000	December 27, 2021

Pharmacies (1)	Various locations in Hangzhou, Zhejiang Province, China	Range from 79 to 1,713	September 2018 to March 2027

Farmland for herb cultivation (2)	Qianhong Township, Hangzhou, Zhejiang Province, China	196,677	February 1, 2040

Land (2)	Qianhong Township, Hangzhou, Zhejiang Province, China	18,616	February 1, 2040

(1)	As of the date of this report, we have operating leases in connection with our 122 pharmacies. See Note 10, “Long Term Deposits,” and Note 22, “Commitments and Contingencies” to the Financial Statements. The leases do not contain any material escalating lease payments or contingent rental payment terms. We must negotiate with the landlords for an extension of the current leases or enter into new leases upon their termination, upon which our landlords may request a rent increase. Under applicable PRC law, we have priority over other potential lessees with respect to the leased store space on the same terms. We also do not expect any significant difficulties in renewing, where desired, the existing leases upon their expiration. Our community stores are normally relatively small in size and the facilities inside the store are easily movable. As a result, we do not expect our drugstore operations to be materially and adversely affected by any failure to renew current leases or enter into new leases.

(2)	We lease the land from The People’s Government of Qianhong Village under a 30-year lease entered in February 2010. The rent for the land was prepaid in full in May 2010. See Note 11, “Other Noncurrent Assets,” and Note 12, “Intangible Assets,” to the Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS.

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

	Low	High
Fiscal Year 2018
Quarter ended March 31, 2018	$1.28	$1.56
Quarter ended December 31, 2017	$1.24	$1.66
Quarter ended September 30, 2017	$1.56	$1.77
Quarter ended June 30, 2017	$1.69	$1.83

Fiscal Year 2017
Quarter ended March 31, 2017	$1.71	$2.01
Quarter ended December 31, 2016	$1.56	$1.85
Quarter ended September 30, 2016	$1.76	$2.13
Quarter ended June 30, 2016	$1.57	$1.90

Based on the records of our transfer agent, we had 29,161,778 shares of common stock issued and outstanding as of June 21, 2018.

Holders

Based on the records of our transfer agent, there were 37 stockholders of record of our common stock as of June 21, 2018 (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Recent Sales of Unregistered Securities

On January 23, 2017, we issued 4,840,000 shares of Common Stock to an institutional investor for a total proceeds of $10,680,000. The shares are restrictive with a standard legend under the Securities Act of 1933, as amended (the “Securities Act”). No other sales of unregistered securities were made in fiscal 2017 and 2018.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future other than in compliance with the SEC rules and regulations.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of March 31, 2018, we had 122 pharmacies in Hangzhou city and its adjacent town Lin’an under the store brand of “Jiuzhou Grand Pharmacy.” During the year ended March 31, 2018, we had opened fifty-seven new pharmacies.

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

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also farm certain herbs used in TCM but have not incurred sales in the year ended March 31, 2018.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates Topic 606, Revenue from Contracts with Customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and permits early adoption on a limited basis. The update permits the use of either the retrospective or cumulative effect transition method. On April 1, 2018, we adopted the guidance in ASC 606 and all the related amendments and applied the new revenue standard to all contracts using the modified retrospective method. Based on the new standard our revenue recognition policies related to membership rewards programs will change. But the impact of the new revenue standard was not material and there was no adjustment required to the opening balance of retained earnings. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis.

We currently recorded awarded membership points as accrued expense. The adoption of the policy will require us to deduct the membership rewards directly from our retail revenue. In other words, we will present such amounts in net sales as opposed to our current reduction of operation expense classification.

Results of Operations

Comparison of years ended March 31, 2018 and 2017

The following table summarizes our results of operations for the years ended March 31, 2018 and 2017:

	Years ended December 31,
	2018		2017
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$96,112,706	100.0%	$81,499,045	100.0%
Gross profit	$20,125,169	20.9%	$16,626,918	20.4%
Selling expenses	$18,739,492	19.5%	$12,923,192	15.9%
General and administrative expenses	$17,823,661	18.5%	$7,684,862	9.1%
Impairment of long-lived assets	$1,583,186	1.6%	$2,117,042	2.6%
Loss from operations	$(18,021,170)	(18.8)%	$(3,981,136)	(4.9)%
Interest income	$478,976	0.5%	$379,790	0.5%
Interest expenses	$-	0.0%	$(1,349)	0.0%
Other income (expense), net	$201,096	0.2%	$19,888	0.0%
Change in fair value of derivative liability	$357,421	0.4%	$140,032	0.2)%
Income tax expense	$76,256	0.1%	$84,387	0.1%
Net loss	$(17,059,933)	(17.7)%	$(5,644,204)	(6.9)%

Revenue

Primarily due to the rise in our retail stores pharmacy business, revenue increased by $14,613,661 or 17.9% for the year ended March 31, 2018, as compared to the year ended March 31, 2017, partially offset by the increase in our retail drugstore and wholesale business. The following table breaks down the revenue for our four business segments for the year ended March 31, 2018 and 2017:

Revenue by Segment

The following table breaks down the revenue for our four business segments for the year ended March 31, 2018 and 2017:

	For the year ended March 31,
	2018		2017
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$61,977,582	64.5%	$51,788,386	63.5%	$10,189,196	19.7%
Revenue from online sales	12,132,930	12.6%	15,388,996	18.9%	(3,256,066)	(21.2)%
Revenue from wholesale business	22,002,194	22.9%	14,321,663	17.6%	7,680,531	53.6%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$96,112,706	100.0%	$81,499,045	100.0%	$14,613,661	17.9%

Retail drugstores sales, which accounted for approximately 64.5% of total revenue for the year ended March 31, 2018, increased by $10,189,196, or 19.7% compared to the year ended March 31, 2017, to $61,977,582. Same-store sales increased by approximately $5,958,240, or 12.4%, while new stores contributed approximately $4,675,626 in revenue in the year ended March 31, 2018. Excluding the RMB depreciation effect, the same store sales increased by approximately 10.6% period over period. In order to promote our old stores sales, we constantly monitor suitable merchandises for various stores. For example, we developed chronic disease monitoring program in certain big stores and therefore put more medicine and related nutritional supplements suitable for disease such as high blood pressure and Hyperlipidemia. For stores close to hospitals, we allocated more medicine which are not available at hospital but auxiliary to disease cure. Additionally, we have negotiated with major manufacturers and vendors of nutritional supplements in advance and ordered a large quantity at favorable prices. As a result, we are able to implement various marketing campaigns to promote sales. Furthermore, in the year ended March 31, 2018, we have accelerated our new stores expansion, which is expected to generate more retail drugstore revenue. We also opened 9 stores in Lin’an, a neighborhood town and hopefully to establish a store chain there. As a result, our store count increased to 122 as of March 31, 2018, compared to 67 stores as of March 31, 2017.

Our online pharmacy sales decreased by approximately $3,256,066, or 21.2% for the year ended March 31, 2018, as compared to the year ended March 31, 2017. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base. Our official website sales increased by 221,227 or 12.0% year over year, primarily as we explored more Pharmacy Benefit Management (“PBM”) providers, who draw insurants from private health insurance company to spend on health products at drugstores. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping a close watch on cost. However, due to the suspension of OTC drug sales on e-commerce platforms such as Alibaba in the second quarter of fiscal year 2017 by the China Food and Drug Administration (“CFDA”), our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 25.7% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sale of OTC drug category. For instance, we are opening a dendrobium candidum flagship store at Tmall with a local popular brand. The brand has a large customer base in Hangzhou. We expect our e-commerce platform sales will pick up in the future.

Wholesale revenue increased by $7,680,531 or 53.6%, primarily as a result of our ability to resell certain products, which our retail stores made large order on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name merchandises, we were able to bargain lower purchase prices than the market level on these merchandises. As a result, certain vendors who were unable to obtain a better price than ours, will turn to us for these merchandises, leading the wholesale volume to grow. However, hospitals still act as a major source of drug retailers in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals. On the other side, we have been trying to act as a local agent for well-known health products in Zhejiang Province. For example, we signed a strategic cooperation agreement with Dong’a Gelatin (DEEJ) and act as its local sale agent in Zhejiang Province. Until we can establish a new customer base and secure a status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to increase significantly in the immediate future.

In the year ended March 31, 2018 and 2017, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the year ended March 31, 2018, we had cultivated white tea among the ginkgo trees. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $3,498,250 or 21.0% period over period primarily as a result of an increase in gross profit provided by retail stores sale, which increased significantly in the year ended March 31, 2018. At the same time, gross margin increased from 20.4% to 20.9% due to higher retail and wholesale profit margins. The average gross margins for each of our four business segments are as follows:

	Year ended March 31,
	2018	2017
Average gross margin for retail drugstores	25.9%	26.5%
Average gross margin for online sales	10.5%	10.1%
Average gross margin for wholesale business	12.7%	9.6%
Average gross margin for farming business	N/A	N/A

Retail gross margins decreased primarily due to lower prices in promotional campaigns and lower profit margin in newly opened stores. In order to boost our sales, we have implemented several marketing campaigns in our stores in the year ended December 31, 2017. As an effective method to promote sales, we have implemented promotional policies, such as coupon discounts on certain merchandise. As a result, our retail profit margins were diminished. Additionally, we have opened forty-six stores in the nine months ended December 31, 2018. In the stores’ opening ceremonies, we usually provided deep-discounted products sales promotion in order to boost new store sales. The sales promotions in the stores’ opening ceremonies contributed to the lower profit margin, however, as we have been focusing on product selection and continuous price negotiation with suppliers, as stated above, we expect to raise our sales profit margin in the future.

Gross margin of online pharmacy sales increased primarily because of the incline in our sales via our own official website, as well as due to our selection of popular products. We conduct our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. The sales on our own official website usually have higher profit margins because customers referred by PBM providers and commercial insurance companies are premium customers who can afford premium products with higher profit margins. As our sales via our official website increased, our overall profit margin increased as well. In addition, to keep up with our net profit margin, we have been adjusting our marketing strategy to abandon sales of certain extremely low-profit margin. As a result, our gross profit margin increased slightly.

Wholesale gross margin increased primarily as a result of different products we carried and sold to certain pharmaceutical vendors. As we were able to carry sales of certain high margin products with suppliers rebate in this period, our sales profit margin increased.

Selling and Marketing Expenses

Sales and marketing expenses increased by $5,816,300 or 45.0% period over period, primarily due to increase in labor and rent related to our store expansions and rising local living cost. In the year ended March 31, 2018, we opened 55 new stores. As a result, we experienced increase of $1.4 million labor cost and $1.4 million rental cost. In 2017, much of our wholesale business was referred by unaffiliated individuals medical products traders who earned commissions based on the brokered transaction amount. As a result, we incurred additional selling expenses of approximately $1.0 million. Excluding the above factors, selling and marketing expenses increased by approximately $1.9 million or 15%, which reflects increase in other operating cost.

General and Administrative Expenses

General and administrative expenses increased by $10,138,799 or 131.9%  period over period.  Such expenses as a percentage of revenue increased to 18.5% from 9.4% for the same period a year ago.  As an incentive to retain talent when quickly expanding our stores, the number of administrative staff increased and their compensation have risen by approximately $1.55 million. The increase in absolute dollars also reflects an increase in accounts receivable and advance to vendor allowance of $4.7 million in the year ended March 31, 2018, as compared to an increase of 0.7 million in allowance in the year ended March 31, 2017. The net effect is approximately $4.0 million increase in general and administrative expense. Additionally, our stock compensation expense increased by approximately $5.0 million primarily as a result of issuing shares to our key employees. Excluding such an effect, general and administrative expenses kept almost the same as fiscal year 2017.

Impairment of Long-lived Assets

We recorded an impairment of long-lived assets of $1,583,186 and $2,117,042 for the year ended March 31, 2018 and 2017. On March 31, 2018, Jiuxin Medicine started outsourcing its logistic service to Astro Boy Cloud Pan (Hangzhou) Storage and Logistic Co. Ltd, Jiuxin Medicine’s warehouse lease has been terminated. As a result, approximately unamortized $1,583,186 warehouse improvement is recognized as expense in the year ended March 31, 2018. Such impairment was made after we estimated that the implied fair value of long-lived assets was lower than the carrying value. Accordingly, we impaired prepayment of lease use right in the amount of $1,217,081, impaired land and road improvement in the amount of $106,257, and impaired farmland assets in the amount of $743,261 in the year ended March 31, 2017.

Loss from Operations

As a result of the above, we had loss from operations of $18,021,170,  as compared to loss from operations of $6,098,178 a year ago. Our operating margin for the year ended March 31, 2018 and 2017 was (18.8)% and (7.5)%, respectively.

Other Income (Expense), Net

In the year ended March 31, 2018, other income is $201,096 as compared to other income of $19,888 in the year ended March 31, 2017.

Income Taxes

Our income tax expense decreased by $8,131 period over period due to decrease in overall profit.

Net Loss

As a result of the foregoing, net loss is $17,059,933 in the year ended March 31, 2018 as compared to a net loss of $5,644,204 in the year ended March 31, 2017.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$6,364,889	$7,614	$1,097,238	$-	$7,469,741
4- 6 months	66,942	15,249	300,764	-	382,955
7- 12 months	80,702	45,153	1,021,321	-	1,147,176
Over one year	1,754,192	139,050	1,990,593	-	3,883,835
Allowance for doubtful accounts	(1,978,233)	(157,949)	(2,425132)	-	(4,561,314)
Total accounts receivable	$6,288,493	$49,116	$1,984,784	$-	$8,322,393

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs. In the year ended March 31, 2018, we wrote off an approximately $203,095 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement. In addition, as we gained experience in operating online pharmacy with good reputation, we have provided online operating and network technical support to an online business, which intends to run an online health products shop in Hong Kong in 2016. As a result, we recognized revenue and incurred accounts receivables. As the online business company was not able to make profit from its online shop, it has not paid off its account on time. As a result, we made additional reserve on these aged accounts.

Accounts receivable from our online pharmacy business mainly consist of collectibles from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us in times ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as pharmaceutical distributors and drugstores primarily in Zhejiang Province. Although we have transitioned away from focusing on sales volume, we had been trading with other pharmaceutical distributors to make profit until early 2017. For example, a pharmaceutical distributor, usually a natural person, may recommend Jiuxin Medicine to purchase and resell to other local consumers, as Jiuxin Medicine holds a GMP license with local good reputation and have local logistic capacity. Although distributors made recommendations, Jiuxin Medicine took all responsibility in merchandise selection and made payments on purchased merchandise. Also Jiuxin Medicine itself negotiated with local customers and takes all responsibility in selling products to customers. In Fiscal 2018, we have ceased most of these transactions and started another business model by reselling certain products, which our retail stores made large order on, to other vendors such as other local drugstores. After ceasing the type of transactions with distributors, we experienced slow collection of accounts from them. As a result, we made additional reserve on these aged accounts.

Subsequent to March 31, 2018 and through May 31, 2018, we collected approximately $4.6 million in receivables relating to our drugstore business, approximately $0.9 million in receivables relating to our online pharmacy business, approximately $1.6 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$1,902,105	$-	$597,887	$-	$2,499,992
4- 6 months	224,833	-	248,310	-	473,143
7- 12 months	147,623	-	723,352	-	870,975
Over one year	186,097	-	2,475,338	-	2,661,434
Allowance for doubtful accounts	(275,019)	-	(2,783,073)	-	(3,058,092)
Total advances to suppliers	$2,185,638	$-	$1,261,814	$-	$3,447,452

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchase on certain non-medical products such as sundry. As a result, our retail chain had little advances to suppliers as of March 31, 2018.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues such as discontinuing of inventory supply that have been identified. If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal actions. If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off. As mentioned in the above, we had been trading with other pharmaceutical distributors to make profit in 2016. In order to facilitate the transactions, we sometimes were required by distributors to prepay before merchandise delivery. After ceasing the type of transactions with distributors, some distributors have not returned the prepayment timely To accommodate potential loss in advances to suppliers, we made reserve for amounts considered to be uncollectible.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	For the year ended March 31,
	2018	2017
Net cash provided by/used in operating activities	$(2,070,066)	$1,559,502
Net cash provided by/used in investing activities	$(2,977,502)	$(46,546)
Net cash provided by/used in financing activities	$(770,936)	$10,644,839

For the year ended March 31, 2018, cash provided by operating activities amounted to $(2,070,066), as compared to $1,559,502 a year ago.  The change is primarily attributable to a decrease in cash provided by impairment of prepayment of lease use right of $1,246,788, a decrease in cash provided by accounts receivable of $1,355,100,a decrease in cash provided by inventories and biological assets of $2,602,773 offset by an increase of $3,330,365 in bad debt direct write-off and provision, an increase in cash provided by stock compensation of $5,076,663 and an increase in cash provided by advances to suppliers of $4,141,162.

For the year ended March 31, 2018, net cash used in investing activities amounted to $(2,977,502), as compared to $(46,546) provided by investing activities a year ago. The change is attributable to increase intangible assets and increase in cash used in additions to leasehold improvements in the year ended March 31, 2018.

For the year ended March 31, 2017, net cash provided by financing activities amounted to $(770,936), as compared to $10,644,839 net cash used in financing activities a year ago. The financing proceeds were from the private placement described below.

As of March 31, 2018, we had cash of approximately $15,132,640. Our total current assets as of March 31, 2018, were $62,320,142 and total current liabilities were $54,811,491, which resulted in a working capital of $7,508,651.

On January 23, 2017, we completed a private placement with a single healthcare-focused institutional investor for the purchase of an aggregate of 4,840,000 of our common stock at a price of $2.20 per share and gross proceeds of approximately $10,648,000.  As of March 31, 2018, we had approximately $2.58 million in our credit line available for further borrowing. We believe that the foregoing sources will collectively provide sufficient liquidity for us to meet our liquidity and capital obligations for the next twelve months. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	17,481,229	4,357,870	6,753,937	3,974,340	2,395,082
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP*	138,796	-	138,796	-	-
Total	$17,620,025	4,357,870	6,892,733	3,974,340	2,395,082

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	March 31, 2018	March 31, 2017
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1592	USD1: RMB 0.1451

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1510	USD1: RMB 0.1487

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

As of March 31, 2018, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were ineffective. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting as described below. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in the Internal Control-Integrated Framework. We are responsible for establishing and maintaining adequate internal control over financial reporting. Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2018 due to the following material weaknesses:

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

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2018 considered the same factors, including:

●	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;

●	how adequately we complied with U.S. GAAP on transactions; and

●	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel continues to be material weaknesses as of March 31, 2018, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

We have been continually making progress in improving internal controls. In 2017, we installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. Per the contract with the local SAP system provider, the total fee for SAP customized installation and training adds up to more than one million USD in this year. By automatically connecting commodity flow data with accounting recording, the system minimizes the manual errors made by accounting staff. Additionally, the system provides a view of overall and instant cash information by electronically linking local banking systems with SAP. Additional benefits include automatically-generated customized monthly company performance reports, instant inventory monitoring and reporting, and punctual customer and suppliers accounts maintenance. In addition, we plan to introduce talented managers who are able to better utilize the system. We expect to continually improve our internal control system.   As such, we will continue our efforts during the fiscal year ending March 31, 2019, although there can be no assurance that compliance will be achieved in this time frame.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age(1)	Position	Date of Appointment
Lei Liu	53	Chief Executive Officer and Chairman of the Board of Directors	September 17, 2009
Ming Zhao	42	Chief Financial Officer	August 1, 2011
Li Qi	45	Secretary and Director	October 23, 2009
Caroline Wang (2) (3) (4)	31	Director	March 29, 2017
Taihong Guo (2) (3) (4)	67	Director	January 1, 2013
Genghua Gu (2) (3) (4)	67	Director	March 28, 2014

(1)	As of the date of this report.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Nominating Committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended March 31, 2018, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, for the fiscal year ended March 31, 2018, our directors, executive officers and holders of ten percent (10%) or more of our common stock complied with Section 16(a) filing requirements applicable to them.

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

Our Board of Directors has three (3) committees. During the fiscal year ended March 31, 2018, our Board of Directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of Directors	1	4
Audit Committee	1	1
Compensation Committee	1	2
Nominating Committee	1	1

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

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two (2) fiscal years. No other executive officer received compensation in excess of $100,000 during the fiscal year ended March 31, 2018.

Summary Compensation Table
Name and Principal Position	Fiscal Year ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu, CEO (2)(3)	2018 2017	54,360 43,236	-0- -0-	1,215,000 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	1,269,360 41,000

Ming Zhao, Current CFO (4)	2018 2017	88,000 88,000	-0- -0-	40,500 17,600	-0- -0-	-0- -0-	-0- -0-	-0- -0-	128,500 105,600

(1)	Reflects the full fair value of stock issued during the applicable fiscal year for financial statement reporting purposes.
(2)	Salary as reported is based on interbank exchange rate of RMB 6.8911 to $1.00 on March 31, 2017 and RMB 6.6225 to $1.00 on March 31, 2018.
(3)	Mr. Liu’s compensation under “Stock Awards” for the fiscal year ended March 31, 2018, comes from the restricted stock award granted to him on March 30, 2018 under the China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”). There is no stock awards in the fiscal year ended March 31, 2017.
(4)	Mr. Zhao’s compensation under “Stock Awards” includes restricted shares issued granted to him on March 30, 2018 under the Plan. There is no stock awards in the fiscal year ended March 31, 2017.

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

Agreements with Ming Zhao

We entered into an employment agreement with Mr. Zhao dated as of August 1, 2011, under which Mr. Zhao is serving as our Chief Financial Officer for a term of two years commencing August 1, 2011, for annual compensation of $100,000, payable in monthly installments, as well as a one-time grant of 40,000 shares of our common stock (the “Shares”) under our 2010 Equity Incentive Plan.  The term of the employment was extended verbally for another two (2) years with an amended annual compensation of $88,000 starting from October 2012. The term of the employment was extended verbally for another one (1) years automatically (unless providing prior notice otherwise) with an annual compensation of $88,000 starting from October 2015. Mr. Zhao is also entitled to expense reimbursement and to be included as an insured under our directors and officers insurance policy with coverage of $5,000,000. During his employment, Mr. Zhao is subject to certain restrictive covenants, including (i) prohibition against engaging in any work that competes with us and our business and soliciting our customers, potential customers and employees, and (ii) requirement to maintain our confidential information.

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

Outstanding Equity Awards at Fiscal Year Ended March 31, 2018

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

On September 21, 2010, our Board of Directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”). The maximum number of shares that may be issued under the Plan is 2,025,000 shares of our common stock. The Plan was approved by our shareholders at our annual meeting held on November 2, 2010. On February 24, 2015, our Board of Directors adopted and approved Amendment No. 1 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 2,025,000 share limit to 4,325,000 shares. The Amendment No. 1 was approved by the stockholders at the annual shareholders meeting on March 23, 2015. On January 27, 2016, our Board of Directors adopted and approved Amendment No. 2 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 4,325,000 share limit to 7,175,000 shares. The Amendment No. 2 was approved by the stockholders at the annual shareholders meeting on March 23, 2016. Under the Plan, the Company may issue common stock and/or options to purchase common stock to our officers, directors, employees and consultants. The Plan is administered either by our Board of Directors or a committee that it designates comprising of at least two (2) “non-employee” directors. The board (or the committee, if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. On February 14, 2017, our Board of Directors adopted and approved Amendment No. 3 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 7,175,000 share limit to 9,696,468 shares. The Amendment No. 3 was approved by the stockholders at the annual shareholders meeting on March 29, 2017. As of March 31, 2018, there were 3,985,836 shares of our common stock remaining available for future issuance under the Plan.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended March 31, 2018:

Director Compensation Table
Name	Fiscal Year ended March 31,	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu (2)	2018	54,360	-1,215,000-	-0-	-0-	-0-	-0-	1,269,360
Li Qi (2)	2018	36,240	-0-	-0-	-0-	-0-	-0-	36,240
Caroline Wang	2018	12,080	-0-	-0-	-0-	-0-	-0-	12,080
Taihong Guo	2018	6,000	-0-	-0-	-0-	-0-	-0-	6,000
Genghua Gu	2018	6,000	-0-	-0-	-0-	-0-	-0-	6,000

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes.

(2)	Compensation is reflected in the Summary Compensation Table on page 49 above.

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

Agreement with Caroline Wang

As of March 29, 2017, we entered into an agreement with Ms. Wang in the form of a director offer letter pursuant to which we agreed to compensate her $12,080 (RMB80,000) annually for her services. Additionally, she is entitled to be included as an insured under our directors and officers insurance policy.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on June 21, 2018 or the latest applicable date prior to that date, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
Executive officers and directors: (1)	Number of Shares beneficially owned (2)	Percentage of class beneficially owned (3)
Lei Liu, Chief Executive Officer and Chairman of the Board of Directors (4)	9,050,482	31.0%
Ming Zhao, Chief Financial Officer	199,000	* %
Li Qi, Secretary and Director (4)	6,409,000	22.0%
Caroline Wang (5)	-	* %
Taihong Guo (6)	20,000	* %
Genghua Gu (7)	30,000	* %
All directors and executive officers as a group (6 persons)	9,489,482	32.0%

5% Shareholders: (1)
1 Globe Capital LLC (8)	1,261,131	4.3%
CareRetail Holdings Limited (9)	4,840,000	16.6%
Super Marvel Limited (4)	6,030,000	20.7%
Chong’an Jin (4)	6,049,000	20.7%

*	Less than 1%.
(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 6th Floor, Hai Wai Hai Tongxin Mansion, Gong Shu District, Hangzhou City, Zhejiang Province, China, 310008.
(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 29,161,778 shares outstanding as of June 21, 2018.
(4)	The address of Super Marvel Limited (“Super Marvel”) is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. The owners of Super Marvel are Lei Liu (39%), Li Qi (30%) and Chong’an Jin (31%). They are also its directors. As such, they are deemed to have or share investment control over Super Marvel’s portfolio. According to Rule 13d-5, when two or more persons agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of an issuer, the group formed thereby shall be deemed to have acquired beneficial ownership, for purposes of sections 13(d) and (g) of the Exchange Act, as of the date of such agreement, of all equity securities of that issuer beneficially owned by any such persons. As a result, 6,030,000 shares of common stock held by Super Marvel reported herein as beneficially owned by each of Mr. Liu, Ms. Qi and Mr. Jin, which they in turn own indirectly through their respective ownership of Super Marvel.
(5)	Ms. Wang’s address is: 3601B The Center, Changle Road, Xuhui District, Shanghai, China.
(6)	Mr. Guo’s address is: 7th Floor, Qingchunbao Group, No. 555 Xixi Road, Hangzhou, China.
(7)	Dr. Gu’s address is: No.1, Xueshi Road, Hangzhou, China.
(8)	Based on Schedule 13G filed with the SEC on February 15, 2017.
(9)	Based on Form 3 filed with the SEC by Hillhouse Capital Management, Ltd. (Hillhouse Capital) on January 30, 2017, Mr. Lei Zhang, may be deemed to have controlling power over Hillhouse Capital, the sole beneficial owner of CareRetail Holdings Limited (“CareRetail”). Mr. Lei Zhang disclaims beneficial ownership of all of the shares held by CareRetail, except to the extent of his pecuniary interest therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Other Related Party Transactions

	March 31, 2018	March 31, 2017
Due to a director and CEO (1):	850,342	927,052

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

On October 11, 2016, the Company issued a total of 949,000 shares of common stock to Lei Liu, at $1.69 per share, the fair market value, or the closing stock price on Nasdaq on October 11, 2016, to offset the debts in the amount of $1,603,810 owed to Mr. Liu.

The Company leases from Mr. Lei Liu a retail space. The lease will expire in September 2018. The rent for the year ended March 31, 2018 has not been paid to Mr. Liu as of March 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our current principal independent auditor is BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO China”) whom we engaged on April 7, 2015. The following table shows the fees for audit and other services provided by BDO China in relation to our 2018 and 2017 fiscal years:

	For the Fiscal Years ended March 31,
	2018	2017
Audit Fees (1)	$225,000	$220,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$225,000	$220,000

(1)	Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees: This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”
(3)	Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees: This category consists of fees for other miscellaneous items.

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

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2	Share Exchange Agreement among Kerrisdale Mining Corporation, certain of its stockholders, Renovation Investment (Hong Kong) Co., Ltd. and its shareholders dated September 17, 2009 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on July 14, 2008 (2)
3.3	Articles of Merger filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws (1)
3.5	Text of Amendments to the Bylaws (2)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (6)
4.1	Specimen of Common Stock Certificate (1)
4.2	2010 Equity Incentive Plan (8)
10.1	Consulting Services Agreement between Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) and Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”) dated August 1, 2009 (3)
10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)

10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Consulting Services Agreement between Jiuxin Management and Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”) dated May 15, 2012 (10)
10.29	Operating Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.30	Voting Rights Proxy Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.31	Equity Pledge Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.32	Option Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.33	Director Offer Letter with Caroline Wang dated as of March 29, 2017 (21)
10.34	Director Offer Letter with Taihong Guo dated January 1, 2013 (12)
10.35	Director Offer Letter with Genghua Gu dated December 9, 2013 (13)
10.36	Office Lease dated December 18, 2013 (14)
10.37	Acquisition Agreement between Jiuzhou Pharmacy and Sanhao Pharmacy dated October 9, 2014 (15)
10.38	Form of the Restricted Stock Award Agreement for the Issuance on November 18, 2014 (16)
10.39	Form of the Non-statutory Stock Option Agreement (16)
10.40	Form of Warrant (17)
10.41	Securities Purchase Agreement between the Company and an Investor dated July 19, 2015 (17)
10.42	Engagement Letter between the Company and H.C. Wainwright & Co., LLC dated July 19, 2015 (17)
10.43	Form of the Restricted Stock Award Agreement for the issuance on November 27, 2015 (18)
10.44	Securities Purchase Agreement by and between the Company and CareRetail Holdings Limited dated January 3, 2017 (19)
10.45	Investor Rights Agreement by and among the Company, Jiuzhou Pharmacy, Mr. Lei Liu, Ms. Li Qi and CareRetail Holdings Limited dated January 3, 2017 (19)
10.46	English translation of the Joint Venture Agreement by and between Jiuzhou Pharmacy and CareRetail (HK) dated January 18, 2017 (20)
14.1	Code of Business Conduct and Ethics (5)
21.1	List of Subsidiaries*
23.1	Consent of Independent Publicly Registered Accounting Firm, BDO China Shu Lun Pan Certified Public Accountants LLP*
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer *
99.1	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.2	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (7)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on November 28, 2007
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 15, 2008
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 24, 2009
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 30, 2009
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2010
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 14, 2010
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed on June 29, 2010
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 3, 2010
(9)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2011
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 17, 2012
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 30, 2012
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 4, 2013
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 12, 2013
(14)	Incorporated by reference from the registrant’s Current Report on Form 10-K filed on June 27, 2014
(15)	Incorporated by reference from the registrant’s Current Report on Form 10-Q filed on November 13, 2014
(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 24, 2014
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 21, 2015
(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 2, 2015
(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 4, 2017
(20)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on February 10, 2017
(21)	Incorporated by reference from Exhibit 10.33 of the registrant’s Annual Report on Form 10-K filed on June 29, 2017

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date : June 29, 2018	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer
(Principal Executive Officer)

Date : June 29, 2018	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lei Liu	Chief Executive Officer and Director	June 29, 2018
Lei Liu

/s/ Ming Zhao	Chief Financial Officer	June 29, 2018
Ming Zhao

/s/ Li Qi	Secretary and Director	June 29, 2018
Li Qi

/s/ Caroline Wang	Director	June 29, 2018
Caroline Wang

/s/ Taihong Guo	Director	June 29, 2018
Taihong Guo

/s/ Genghua Gu	Director	June 29, 2018
Genghua Gu

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

China Jo-Jo Drugstores, Inc.

Carson City, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of China Jo-Jo Drugstores, Inc. (the “Company”) and subsidiaries as of March 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2018, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO China Shu Lun Pan Certified Accountants LLP

We have served as the Company's auditor since year 2015.

Shanghai, People’s Republic of China

June 29, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$15,132,640	$18,364,424
Restricted cash	16,319,551	9,431,386
Financial assets available for sale	175,140	87,068
Notes receivable	279,082	253,394
Trade accounts receivable, net of allowance for doubtful accounts of $4,561,314 and $1,415,505, as of March 31, 2018 and 2017 respectively	8,322,393	8,561,596
Inventories	13,429,568	9,923,101
Other receivables, net of allowance for doubtful accounts of $ 184,720 and $26,854, as of March 31, 2018 and 2017, respectively	3,098,079	2,269,193
Advances to suppliers, net of allowance for doubtful accounts of $3,058,092 and $1,502,255, as of March 31, 2018 and 2017, respectively	3,447,452	5,504,141
Other current assets	2,116,237	1,566,155
Total current assets	62,320,142	55,960,458

PROPERTY AND EQUIPMENT, net	2,843,640	4,263,157

OTHER ASSETS
Long-term investment	40,890	46,152
Farmland assets	796,286	718,787
Long term deposits	2,501,968	2,294,848
Other noncurrent assets	1,253,352	1,177,005
Intangible assets, net	4,056,414	2,712,611
Total other assets	8,648,910	6,949,403

Total assets	$73,812,692	$67,173,018

LIABILITIES AND STOCK HOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term loan payable	$-	$-
Accounts payable, trade	25,259,526	19,441,195
Notes payable	19,180,200	12,691,575
Other payables	4,272,523	2,916,283
Other payables - related parties	850,342	927,052
Customer deposits	4,040,867	2,675,030
Taxes payable	366,040	681,939
Accrued liabilities	841,993	679,350
Total current liabilities	54,811,491	40,012,424

Purchase option and warrants liability	138,796	496,217
Total liabilities	54,950,287	40,508,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 28,936,778 and 25,214,678 shares issued and outstanding as of March 31, 2018 and March 31, 2017	28,937	25,215
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of March 31, 2018 and March 31,2017	-	-
Additional paid-in capital	43,599,089	36,581,248
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(29,661,190)	(12,601,257)
Accumulated other comprehensive income	3,586,460	1,350,062
Total stockholders’ equity	18,862,405	26,664,377

Total liabilities and stockholders’ equity	$73,812,692	$67,173,018

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	For the years ended March 31,
	2018	2017
REVENUES, NET	$96,112,706	$81,499,045

COST OF GOODS SOLD	75,987,537	64,872,127

GROSS PROFIT	20,125,169	16,626,918

SELLING EXPENSES	18,739,492	12,923,192
GENERAL AND ADMINISTRATIVE EXPENSES	17,823,661	7,684,862
IMPAIRMENT OF LONG-LIVED ASSETS	1,583,186	2,117,042
TOTAL OPERATING EXPENSES	38,146,339	22,725,096

LOSS FROM OPERATIONS	(18,021,170)	(6,098,178)

INTEREST INCOME	478,976	379,790
INTEREST EXPENSE	-	(1,349)
OTHER INCOME, NET	201,096	19,888
CHANGE IN FAIR VALUE OF PURCHASE OPTION AND WARRANTS LIABILITY	357,421	140,032

LOSS BEFORE INCOME TAXES	(16,983,677)	(5,559,817)

PROVISION FOR INCOME TAXES	76,256	84,387

NET LOSS	(17,059,933)	(5,644,204)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	2,236,398	(1,507,751)

COMPREHENSIVE LOSS	(14,823,535)	(7,151,955)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	25,241,748	20,396,217
Diluted	25,241,748	20,396,217

LOSS PER SHARES:
Basic	$(0.68)	$(0.28)
Diluted	$(0.68)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
	Common Stock			Retained Earnings		other	Non-
	Number of		Paid-in	Statutory		comprehensive	controlling
	shares	Amount	capital	reserves	Unrestricted	income/(loss)	interest	Total
BALANCE, March 31, 2016.	17,735,504	$17,736	22,088,267	1,309,109	(6,957,053)	2,857,813	-	$19,315,872

Stock based compensation	1,690,174	1,690	2,246,960	-	-	-	-	2,248,650
Net loss	-	-	-	-	(5,644,204)	-	-	(5,644,204)
Private direct offering financing	4,840,000	4,840	10,643,160	-	-	-	-	10,648,000
Issuance of common stocks in exchange of debts	949,000	949	1,602,821	-	-			1,603,810

Foreign currency translation loss	-	-	-	-	-	(1,507,751)		(1,507,751)
BALANCE, March 31, 2017.	25,214,678	$25,215	36,581,248	1,309,109	(12,601,257)	1,350,062	-	$26,664,377
Stock based compensation	3,722,100	3,722	7,017,841	-		-	-	7,021,563
Net loss	-			-	(17,059,933)	-	-	(17,059,933)
Foreign currency translation loss	-	-	-	-		2,236,398	-	2,236,398
BALANCE, March 31, 2018.	28,936,778	28,937	43,599,089	1,309,109	(29,661,190)	3,586,460	-	18,862,405

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(17,059,933)	$(5,644,204)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt direct write-off and provision	4,009,636	679,271
Depreciation and amortization	1,383,810	1,316,747
Impairment of prepayment of lease use right	-	1,246,788
Farmland assets impairment	-	761,403
Impairment of land and road improvement	-	108,851
Impairment of leasehold improvement	1,583,186	-
Stock based compensation	7,021,563	2,248,650
Change in fair value of purchase option derivative liability	(357,421)	(140,084)
Change in operating assets:
Accounts receivable, trade	(2,072,486)	(717,386)
Notes receivable	(1,005)	(244,713)
Inventories and biological assets	(2,411,209)	191,564
Other receivables	(489,334)	(773,359)
Advances to suppliers	1,121,006	(3,020,156)
Long term deposit	15,103	-
Other current assets	(377,391)	(148,983)
Other noncurrent assets	36,091	35,509
Change in operating liabilities:
Accounts payable, trade	3,726,625	3,936,178
Other payables and accrued liabilities	1,115,267	1,250,755
Customer deposits	1,048,939	237,891
Taxes payable	(362,513)	234,780
Net cash provided by operating activities	(2,070,066)	1,559,502

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of financial assets available for sale	-	445,968
Purchase of financial assets available for sale	(75,513)	(89,194)
Acquisition of equipment	(414,398)	(140,209)
Increase intangible assets	(1,140,102)	-
Termination of a joint venture	-	104,059
Investment in a joint venture	-	(96,180)
Additions to leasehold improvements	(1,347,489)	(270,990)
Net cash provided by (used in) investing activities	(2,977,502)	(46,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term bank loan	-	(29,731)
Change in restricted cash	(5,664,224)	3,519,030
Proceeds from notes payable	27,461,423	24,577,096
Repayment of notes payable	(22,476,740)	(28,445,215)
Changes in other payables-related parties	-	375,659
Proceeds from sale of stock and warrants	-	10,648,000
Repayment of other payables-related parties	(91,395)	-
Net cash provided by (used in) financing activities	(770,936)	10,644,839

EFFECT OF EXCHANGE RATE ON CASH	2,586,720	(465,244)

(DECREASE) INCREASE IN CASH	(3,231,784)	11,692,551

CASH, beginning of year	18,364,424	6,671,873

CASH, end of year	$15,132,640	$18,364,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$1,349
Cash paid for income taxes	$27,825	$57,247
Issuance of common stocks in exchange of debts	$-	$1,603,810

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

The Company is an online and offline retailer and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. On March 31, 2017, Jiuxin Management established a subsidiary, Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”) to operates drugstores in Lin’an City. During the year ending March 31, 2018, Jiuzhou Pharmacy established the following companies, each of which operates a drugstore in Hangzhou City:

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

The Company currently conducts its online retail pharmacy business through Jiuzhou Pharmacy, which holds the Company’s online pharmacy license. Prior to November 2015, the Company primarily conducted its online retail pharmacy business through Zhejiang Quannuo Internet Technology Co., Ltd. In May 2015, the Company established Zhejiang Jianshun Network Technology Co. Ltd, a joint venture with Shanghai Jianbao Technology Co., Ltd. (“Jianshun Network”), in order to develop its online pharmaceutical sales from large commercial medical insurance companies. However, as the strategic cooperation with Yikatong ceased, Jianshun Network was dissolved. On September 10, 2015, Renovation set up a new entity Jiuyi Technology to provide additional technical support such as webpage development to our online pharmacy business. In November 2015, the Company sold all of the equity interests of Quannou Technology to six individuals for approximately $17,121 (RMB107,074). After the sale, its technical support function has been transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $14.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out herb farming business	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Entity Name	Background	Ownership
Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation ● Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Jiuben Pharmacy	● Established in the PRC on April 27, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuli Pharmacy	● Established in the PRC on May 22, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuxiang Pharmacy	● Established in the PRC on May 26, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuheng Pharmacy	● Established in the PRC on June 6, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiujiu Pharmacy	● Established in the PRC on June 8, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuyi Pharmacy	● Established in the PRC on June 8, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuyuan Pharmacy	● Established in the PRC on July 13, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiumu Pharmacy	● Established in the PRC on July 21, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Entity Name	Background	Ownership
Jiurui Pharmacy	● Established in the PRC on August, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Shouantang Bio	● Established in the PRC in October, 2014 by Shouantang Technology ● 100% held by Shouantang Technology ● Registered capital of RMB 1,000,000 fully paid ● Sells nutritional supplements under its own brand name	100%

Jiuyi Technology	● Established in the PRC on September 10, 2015 ● 100% held by Renovation ● Technical support to online pharmacy	100%
Kahamadi Bio	● Established in the PRC in May 2016 ● 49% held by Shouantang Bio ● Registered capital of RMB 10 million ● Develop brand name for nutritional supplements	49%
Lin’An Jiuzhou	● Established in the PRC in March 31, 2017 ● 100% held by Jiuxin Management ● Registered capital of RMB 5 million ● Explore retail pharmacy market in Lin’An City	100%

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service had been under the common control of Mr. Lei Liu, Mr. Chong’an Jin and Ms. Li Qi, the three shareholders of Renovation (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting rights agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. The Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: a consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. Because such agreements obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for each of the three companies (as well as subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy, Jiuxin Medicine and Shouantang Bio are consolidated into the financial statements of the Company.

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 13). The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). The carrying amount of the Financial assets available for sale is recorded at fair value and is determined based on unobservable inputs (Level 3). As of March 31 2018, the fair values of our derivative instruments that were carried at fair value (See Note 17).

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents	$15,132,640	-	-	15,132,640
Financial assets available for sale	-	-	175,140	175,140
Notes payable	-	19,180,200	-	19,180,200
Warrants liability	-	138,796	-	138,796

Total	$15,132,640	19,318,996	175,140	34,626,776

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There was $1,583,186 leasehold improvements impaired in the year ended March 31, 2018. There were $796,286 farmland assets and $1,235,253 prepayment of lease use rights, impaired in the year ended March 31, 2017 (See Notes 9 and 11).

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

The Company has adopted FASB ASC Topic 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company performed a self-assessment and the Company’s liability for income taxes includes liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2018 and March 31, 2017, the management of the Company considered that the Company had no additional liabilities for uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended March 31, 2018 and 2017, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities, the most significant of which is the China Tax Authority.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended December 31, 2018 and 2017.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $641,328 and $456,904 for the years ended March 31, 2018 and 2017, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at March 31, 2018 and 2017 were translated at 1 RMB to 0.1592 USD and at 1 RMB to 0.1451 USD, respectively. The average translation rates applied to income and cash flow statement amounts for years ended March 31, 2018 and 2017 were at 1 RMB to 0.1510 USD and at 1 RMB to 0.1487 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 79,600) per bank. As of March 31, 2018 and March 31, 2017, the Company had deposits totaling $31,433,969 and $27,357,785 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 79,600) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the fiscal year ended March 31, 2018, one vendor accounted for 19% of the Company’s total purchases and another vendor accounted for more than 10% of total advances to suppliers. For the fiscal year ended March 31, 2017, two vendors collectively accounted for 42.4% of the Company’s total purchases and one supplier accounted for more than 10% of total advances to suppliers.

For the fiscal year ended March 31, 2018, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable. For the fiscal year ended March 31, 2017, no customer accounted for more than 10% of the Company’s total sales or more than 10% of total accounts receivable.

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

NOTE 3 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of March 31, 2018 and March 31, 2017, financial assets available for sale amounted to $175,140 (RMB 1,100,000) and $87,068 (RMB 600,000), respectively. In the year ended March 31, 2017, the Company invested as a limited partner (LP) in a private equity fund, which is intended to invest in retail pharmaceutical business. The Company has signed an investment agreement with the private equity fund and agreed to invest a total of $290,228 (RMB 2,000,000).

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	March 31, 2018	March 31, 2017
Accounts receivable	$12,883,707	$9,977,101
Less: allowance for doubtful accounts	(4,561,314)	(1,415,505)
Trade accounts receivable, net	$8,322,393	$8,561,596

For the years ended March 31, 2018 and 2017, $203,095 and $195,911 in accounts receivable were directly written off, respectively. As of March 31, 2018 and 2017, no trade accounts receivables were pledged as collateral for borrowings from financial institutions.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31, 2018	March 31, 2017
Prepaid rental expenses (1)	$1,984,856	$1,171,472
Prepaid and other current assets	131,381	394,683
Total	$2,116,237	$1,566,155

(1)	Represents store and office rental expenses that were usually prepaid and amortized over the prepayment period.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2018	March 31, 2017
Building	$1,707,145	$1,555,923
Leasehold improvements	7,606,496	11,783,611
Farmland development cost	1,904,151	1,735,475
Office equipment and furniture	5,581,554	5,339,005
Motor vehicles	456,442	585,769
Total	17,255,788	20,999,783
Less: Accumulated depreciation	(11,905,893)	(14,489,479)
Impairment**	(2,506,255)	(2,247,147)
Property and equipment, net	$2,843,640	$4,263,157

*	On March 31, 2018, Jiuxin Medicine started outsourcing its logistics service to Astro Boy Cloud Pan (Hangzhou) Storage and Logistics Co. Ltd, Jiuxin Medicine’s warehouse lease has been terminated. As a result, approximately unamortized $1,669,073 warehouse improvement is recognized as expense in the year ended March 31, 2018.
**	The variance of impairment from March 31, 2018 to March 31, 2017 is solely caused by exchange rate variance.

To be consistent with this year’s classification of leasehold impairment expense, we reclassified the farmland development cost impairment as operating expense.

Total depreciation expense for property and equipment was $1,268,282 and $1,287,657 for the year ended March 31, 2018 and 2017, respectively.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of March 31, 2018 and March 31, 2017, advance to suppliers consist of the following:

	March 31, 2018		March 31, 2017
Advance to suppliers	$6,505,545	*	$7,006,396
Less: allowance for doubtful accounts	(3,058,092	)**	(1,502,255)
Advance to suppliers, net	$3,447,452		$5,504,141

*	In order to collect a larger rebate for certain merchandise, such as colla coril asini (donkey-hide gelatin), from certain suppliers, the Company made a significant cash advance to such suppliers.
**	As certain accounts are aged, additional reserves were placed on certain increased advances in preparation for such advances’ potential uncollectibility. As a result, more allowances were reserved.

For the years ended March 31, 2018 and 2017, none of the advances to suppliers were written off against previous allowances for doubtful accounts, respectively.

Note 8 – INVENTORY

Inventory consisted of finished goods, valued at $13,429,568 and $9,923,101 as of March 31, 2018 and March 31, 2017, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration date to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of March 31, 2018 and March 31, 2017.

Note 9 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of March 31, 2017 and March 31, 2016, farmland assets are valued as follows:

	March 31,	March 31,
	2018	2017
Farmland assets	$2,416,839	$2,195,787
Less: Impairment*	(1,620,554)	(1,477,000)
Farmland assets, net	$796,286	$718,787

*	As of March 31, 2018, the book value of the Ginkgo trees planted in Qianhong Agriculture’s farmland, including their cultivation cost and land lease amortization expense, is approximately $2,416,839. Based on an independent appraisal report, the value of the Ginkgo trees is approximately $796,286. As a result, the Company recorded an agricultural inventory impairment of $1,620,554.

To be consistent with this year’s classification of leasehold impairment expense, we reclassified the farmland impairment as operating expense.

Note 10 – LONG TERM DEPOSITS, LANDLORDS

As of March 31, 2018 and March 31, 2017, long term deposits amounted to $2,501,968 and $2,294,848, respectively. Long term deposits are money deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid upfront, plus additional deposits.

Note 11 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	March 31, 2018	March 31, 2017
Forest land use rights*	$1,235,253	$1,177,005
Others	18,099	-
Total	$1,253,352	$1,177,005

*	The prepayment for lease of forest land use rights is made to a local government in connection with an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of land use right was approximately $53,259 and $35,509 for the years ended March 31, 2018 and 2017, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending March 31,	Amount
2019	$28,377
2020	28,377
2021	28,377
2022	28,377
2023	28,377
Thereafter	1,119,599

Note 12 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	March 31, 2018	March 31, 2017
License (1)	$1,967,934	$1,394,546
SAP software	764,104	-
Land use rights (2)	1,552,622	1,415,086
Total intangible assets	4,284,660	2,809,632
Less: accumulated amortization	(228,246)	(97,021)
Intangible assets, net	$4,056,414	$2,712,611

Amortization expense of intangibles amounted to $115,528 and $29,089 for the years ended March 31, 2018 and 2017, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy, a drugstore chain Jiuzhou Pharmacy acquired in 2014. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. The owners of these acquired drugstores agreed to cease their stores’ business and liquidate all of the stores’ accounts before Jiuzhou Pharmacy acquired them. As a result, Jiuzhou Pharmacy has not obtained any assets or liabilities from the stores, but was able to transfer the certificates to our new stores opened at the same time.
(2)	In 2017, we have installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. As of March 31, 2018, the system has been completely installed and running for two months in the Company. By automatically connecting commodity flow data with accounting recording, the system minimizes the manual errors made by accounting staff. Additionally, the system provides a view of overall and instant cash information by electronically linking local banking systems with SAP. Additional benefits include automaticly-generated customized monthly company performance report, instant inventory monitoring and reporting, and punctual customer and suppliers accounts maintaining.
(3)	In July 2013, the Company purchased the land use rights of a plot of land in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in the near future.

Note 13 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Zhejiang Tailong Commercial Bank (“ZTCB”), Bank of Hangzhou (“BOH”), and China Merchant Bank (“CMB”) that provided working capital in the form of the following bank acceptance notes at March 31, 2018 and March 31, 2017:

		Origination	Maturity	March 31,	March 31,
Beneficiary	Endorser	date	date	2018	2017
Jiuzhou Pharmacy(1)	HUB	10/09/16	04/09/17	-	1,755,879
Jiuzhou Pharmacy(1)	HUB	10/09/16	04/09/17	-	341,676
Jiuzhou Pharmacy(1)	HUB	11/08/16	05/08/17	-	1,637,419
Jiuzhou Pharmacy(1)	HUB	11/11/16	05/11/17	-	314,897
Jiuzhou Pharmacy(1)	HUB	12/05/16	06/05/17	-	1,508,042
Jiuzhou Pharmacy(1)	HUB	12/29/16	06/29/17	-	1,205,419
Jiuzhou Pharmacy(1)	HUB	12/29/16	06/29/17	-	1,030,309
Jiuzhou Pharmacy(2)	ZTCB	12/27/16	06/27/17	-	580,456
Jiuzhou Pharmacy(1)	HUB	02/06/17	08/06/17	-	2,253,804
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	-	117,542
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	-	267,651
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	-	1,678,481
Jiuzhou Pharmacy(1)	HUB	10/10/17	04/10/18	2,552,769	-
Jiuzhou Pharmacy(1)	HUB	11/24/17	05/24/18	21,972	-
Jiuzhou Pharmacy(1)	HUB	12/05/17	06/05/18	377,347	-
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18	1,194,135	-
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18	1,443,554	-
Jiuzhou Pharmacy(1)	HUB	02/05/18	08/05/18	1,120,895	-
Jiuzhou Pharmacy(1)	HUB	03/05/18	09/05/18	588,837	-
Jiuzhou Pharmacy(1)	HUB	11/06/17	05/06/18	3,553,014	-
Jiuzhou Pharmacy(1)	HUB	12/05/17	06/05/18	1,937,683	-
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18	1,687,711	-
Jiuzhou Pharmacy(1)	HUB	02/05/18	08/05/18	1,497,605	-
Jiuzhou Pharmacy(1)	HUB	03/05/18	09/05/18	403,140	-
Jiuzhou Pharmacy(1)	HUB	03/05/18	09/05/18	2,080,661	-
Jiuxin Medicine(3)	CMB	02/02/18	02/08/18	71,648	-
Jiuxin Medicine(3)	CMB	07/02/18	07/08/18	95,531	-
Jiuxin Medicine(3)	CMB	07/03/18	07/09/18	538,857	-
Jiuxin Medicine(3)	CMB	15/03/18	15/09/18	44,842	-

Total				$19,180,200	$12,691,575

(1)	As of March 31, 2017, the Company had $12,111,119 (RMB 81,459,343.5) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $1,328,098 (RMB 9,152,104.2) with HUB as collateral against these bank notes. As of March 31, 2018, the Company had $18,429,322 (RMB 115,748,985) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $13,565,300 (RMB 85,199,540) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $7,269,509 three-year deposit (RMB 45,657,584) deposited into HUB as a collateral for current and future notes payable from HUB.
(2)	As of March 31, 2017, the Company had $580,456 (RMB 4,000,000) of notes payable from ZTCB, with restricted cash in the amount of $290,228 (RMB 2,000,000) held at the bank.
(3)	As of March 31, 2018, the Company had $750,878 (RMB 4,716,037) of notes payable from CMB, with restricted cash in the amount of $750,878 (RMB 4,716,037) held at the bank.

As of March 31, 2018, the Company had a credit line of approximately $5.84 million in the aggregate from HUB,and BOH. By putting up three-year deposit of $11.16 million and the restricted cash of $4.76 million deposited in the banks, the total credit line was $21.76 million. As of March 31, 2018, the Company had approximately $19.18 million of bank notes payable and approximately $2.59 million bank credit line was still available for further borrowing. The bank notes are secured by buildings owned by the Company’s major shareholders and by a shop of Jiuzhou Pharmacy, and are guaranteed by the Company’s major shareholders.

Note 14 – TAXES

Income tax

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are calculated using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are provided against deferred income tax assets for amounts which are not considered “more likely than not” to be realized.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

For the years ended March 31, 2018 and 2017, the components of income tax expense consist of the following:

	For the year ended
	March 31,
	2018	2017
Current:
Federal	-	-
State	-	-
Foreign	76,256	84,387
	76,256	84,387

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Provision for income taxes	76,256	84,387

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	For the year
	Ended March 31,
	2018	2017
U.S. Statutory rates	21.0%	35.0%
Foreign income not recognized in the U.S.	(21.0)	(35.0)
China income taxes	25.0	25.0
Change in valuation allowance (1)	(25.0)	(25.0)
Non-deductible expenses-permanent difference (2)	(0.4)	(1.5)
Effective tax rate	(0.4)%	(1.5)%

(1)	Represents a non-taxable expense reversal due to overall decrease in allowance for accounts receivable and advances to suppliers.
(2)	The (0.4) % and (1.5)% rate adjustments for the years ended March 31, 2018 and 2017 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax.

The components of the Company's net deferred tax assets are as follows:

	As of 3/31/2018	As of 3/31/2017

Allowance	1,214,946	177,788
Long-lived assets impairment	395,797	529,260
Depreciation and Amortization	345,952	329,187
Accrued expense	245,056	127,404
Net operating loss carryforward	654,282	585,835
Foreign Tax Credit Carryover	195,000	195,000
Total deferred tax assets (liabilities):	3,051,033	1,944,474

Valuation allowance	(3,051,033)	(1,944,474)
Net deferred tax assets (liabilities)	-	-

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Assumptions used to forecast future taxable income often require significant judgment. More weight is given to objectively verifiable evidence. In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, a valuation allowance will be established against deferred tax assets in the period in which we make such determination. The need to establish a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.

As of March 31, 2018 and March 31, 2017, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $816,908, which may be available to reduce future years’ taxable income.  These carry forwards will expire if not utilized by 2032. In addition, the Company carries a Foreign tax credit of $195,000. As of March 31, 2018 and March 31, 2017, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to $1,882,276 and $1,675,954, which may be available to reduce future years’ taxable income.  March 31, 2018 and March 31, 2017, the estimated net operating loss carry forwards for China income tax purposes amounted to $688,622 and $93,541, which may be available to reduce future years’ taxable income.  These carry forwards will expire if not utilized in next five years.

On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. As a result, we re-measured our net U.S. deferred tax assets at the 21% future tax rate. At December 31, 2017, according to the 2017 Tax Act for estimating our foreign undistributed earnings, we estimated an aggregate deficit in "accumulated earnings and profits," which is how foreign undistributed earnings are determined for the one-time transition tax and for U.S. income tax purposes. As a result, the one-time transition tax did not have a significant impact on the Company’s FY18 tax provision and there was no undistributed accumulated earnings and profits as of March 31, 2018.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided a measurement period of up to one year from the enactment date of the 2017 Tax Act for us to complete the accounting for the 2017 Tax Act and its related impacts. The income tax effects of the 2017 Tax Act for which the accounting is incomplete include: the impact of the transition tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, and the impact to the aforementioned items on state income taxes. We have made reasonable provisional estimates for each of these items, however, these estimates may be affected by other analyses related to the 2017 Tax Act, including but not limited to, any deferred adjustments related to the filing of our fiscal 2018 federal and state income tax returns and further guidance yet to be issued.

The Company recorded net unrecognized tax benefits of $0.0 million as of January 31, 2018. It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years as the Company’s most significant tax jurisdiction. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.

Note 15 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $1,257,362 and $967,176 in employment benefits and pension for the years ended March 31, 2018 and 2017, respectively.

Note 16 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	March 31, 2018	March 31, 2017
Due to a director and CEO (1) :	850,342	927,052

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of March 31, 2018 and March 31, 2017, notes payable totaling $3,253,630 and $3,974,193 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases from Mr. Lei Liu a retail space; the lease expires in September 2018 Rent expenses totaled $18,120 and $17,839 for the twelve months ended December 31, 2018 and 2017, respectively.  The amounts owed under the lease for the twelve months ended December 31, 2018 and 2017 were not paid to Mr. Liu as of March 31, 2018.

Note 17 – WARRANTS

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

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	March 31, 2018 (1)	March 31, 2017

Stock price	$1.35	$1.80
Exercise price	$3.10	$3.10
Annual dividend yield	-%	-%
Expected term (years)	2.80	3.80
Risk-free interest rate	1.98%	0.87%
Expected volatility	68.73%	90.73%

(1)	As of March 31, 2018, the warrants had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $496,217 as of March 31, 2017. For the year ended March 31, 2018, the Company recognized a gain of $299,988 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability, respectively. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $138,796 for the investor warrant and placement agent warrant, collectively, as of March 31, 2018.

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

On March 30, 2018, the Company granted a total of 3,722,100 shares of restricted common stock to its key employees in its retail drugstores and online pharmacy under the Company’s 2010 Equity Incentive Plan, as amended. The stock awards vests on the grant date. The trading value of the Company’s common stock on June 3, 2016 was $1.35. For the year ended March 31, 2018, $5,328,585 was recorded as a service compensation expense, respectively.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the years ended March 31, 2018 and 2017, $313,651 and $496,133 was recorded as compensation expenses. As of March 31, 2018, all compensation costs related to stock option compensation arrangements granted have been recognized.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the years ended March 31, 2018 and 2017, the Company did not make appropriations to statutory reserves.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	The year ended March 31,
	2018	2017
Net income attributable to controlling interest	$(17,059,933)	$(5,644,204)
Weighted average shares used in basic computation	25,241,748	20,396,217
Diluted effect of stock options and warrants	-	-
Weighted average shares used in diluted computation	25,241,748	20,396,217
Income per share – Basic:
Net income before noncontrolling interest	$(0.68)	$(0.28)
Add: Net loss attributable to noncontrolling interest	$-	$-
Net income attributable to controlling interest	$(0.68)	$(0.28)
Loss per share – Diluted:
Net income before noncontrolling interest	$(0.68)	$(0.28)
Add: Net income attributable to noncontrolling interest	$-	$-
Net income attributable to controlling interest	$(0.68)	$(0.28)

For the year ended March 31, 2018, 967,000 shares underlying employee stock options and 600,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2018:

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$61,977,582	$12,132,930	$22,002,194	$-	$96,112,706
Cost of goods	45,918,540	10,858,160	19,210,837	-	75,987,537
Gross profit	$16,059,042	$1,274,770	$2,791,357	$-	$20,125,169
Selling expenses	13,037,239	2,014,414	3,687,839	-	18,739,492
General and administrative expenses	14,730,152	427,772	2,630,278	35,459	17,823,661	*
Impairment of long-lived assets	-	-	1,583,186	-	1,583,186
Loss from operations	$(11,708,349)	$(1,167,416)	$(5,109,946)	$(35,459)	$(18,021,170)
Depreciation and amortization	$837,195	$-	$377,912	$-	$1,215,107
Total capital expenditures	$878,121	$-	$10,915	$-	$889,036

*	includes additional accounts receivable and advance to suppliers allowance of $4,701,647

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2017:

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$51,788,386	$15,388,996	$14,321,663	$-	$81,499,045
Cost of goods	38,087,769	13,834,980	12,949,378	-	64,872,127
Gross profit	$13,700,617	$1,554,016	$1,372,285	$-	$16,626,918
Selling expenses	9,944,418	1,229,015	1,627,916	121,843	12,923,192
General and administrative expenses	6,478,583	56,877	1,124,711)	24,691	7,684,862	*
Impairment of long-lived assets	2,117,042	-	-	-	2,117,042
Loss from operations	$(4,839,426)	$268,124	$(1,380,342)	$(146,534)	$(6,098,178)
Depreciation and amortization	$697,503	$-	$497,401)	$121,843	$1,316,747
Total capital expenditures	$107,798	$-	$6,181	$-	$113,979

*	includes the accounts receivable allowance reversal of $ 683,739 and additional advance to suppliers allowance of $1,396,713.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company’s net revenue from external customers through its retail drugstores by main product category for the years ended March 31, 2018 and 2017 were as follows:

	For the year ended
	March 31,
	2018	2017
Prescription drugs	$20,553,179	$17,104,240
OTC drugs	28,368,059	22,392,071
Nutritional supplements	4,179,139	4,197,001
TCM	1,660,301	4,140,217
Sundry products	6,254,286	876,184
Medical devices	962,619	3,078,673
Total	$61,977,583	$51,788,386

The Company’s net revenue from external customers through online pharmacy by main product category is as follows:

	For the year ended
	March 31,
	2018	2017
Prescription drugs	$-	$
OTC drugs	5,193,051		5,292,056
Nutritional supplements	29,717		2,287,756
TCM	3,932,607		1,122
Sundry products	1,880,707		1,957,391
Medical devices	1,096,849		5,850,671
Total	$12,132,931		$15,388,996

The Company’s net revenue from external customers through wholesale by main product category is as follows:

	For the years ended
	March 31,
	2018	2017
Prescription drugs	$12,314,829	$7,967,911
OTC drugs	9,381,932	6,086,768
Nutritional supplements	182,903	57,086
TCM	73,645	208,984
Sundry products	48,852
Medical devices	32	914
Total	$22,002,193	$14,321,663

Note 21 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expenses on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending March 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2019	$4,357,870	$-	$-	$-	$4,357,870
2020	3,796,570	-	-	-	3,796,570
2021	2,957,367	-	-	-	2,957,367
2022	2,384,028	-	-	-	2,384,028
2023	1,590,312	-	-	-	1,590,312
Thereafter	2,395,082	-	-	-	2,395,082

On March 31, 2018, the Comany started outsourcing its logistic service to Astro Boy Cloud Pan (Hangzhou) Storage and Logistic Co. Ltd, Jiuxin Medicine’s warehouse lease has been cancled. Instead, Astro Boy Cloud provides both storeage and logistic service. Total rent expenses amounted to $4,160,748 and $3,030,696 for the years ended March 31, 2018 and 2017, respectively.

Note 22 – SUBSEQUENT EVENTS

On April 18, 2018, Shouantang Bio was sold to an individual for a minimal price. Shouantang Bio was formed to sell nutritional supplements under its own brand name, Shouantang in October 2014. Although, the Company has spent considerate efforts in expanding its business, throughout years, Shouantang Bio has achieved limited sales with its own brand. In order to focus on its main business, drugstore chain and clinics, the Company decided to spin it off.

