Form 10-Q
period 2018-06-30
CHINA JO-JO DRUGSTORES, INC.
filed 2018-08-14
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 11, 2018, the registrant had 28,936,778 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

i

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2018	2018
ASSETS
CURRENT ASSETS
Cash	$8,905,417	$15,132,640
Restricted cash	14,037,057	16,319,551
Financial assets available for sale	172,498	175,140
Notes receivable	394,194	279,082
Trade accounts receivable	6,877,684	8,322,393
Inventories	13,703,245	13,429,568
Other receivables, net	3,712,097	3,098,079
Advances to suppliers	3,887,251	3,447,452
Other current assets	1,509,159	2,116,237
Total current assets	53,198,602	62,320,142

PROPERTY AND EQUIPMENT, net	2,708,381	2,843,640

OTHER ASSETS
Long-term investment	153,573	40,890
Farmland assets	791,795	796,286
Long term deposits	2,469,844	2,501,968
Other noncurrent assets	1,335,493	1,253,352
Intangible assets, net	3,919,088	4,056,414
Total other assets	8,669,793	8,648,910

Total assets	$64,576,776	$73,812,692

LIABILITIES AND STOCK HOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	22,419,005	25,259,526
Notes payable	13,559,626	19,180,200
Other payables	4,571,800	4,272,523
Other payables - related parties	754,727	850,342
Customer deposits	4,000,968	4,040,867
Taxes payable	68,571	366,040
Accrued liabilities	837,488	841,993
Total current liabilities	46,212,185	54,811,491

Purchase option and warrants liability	145,770	138,796
Total liabilities	46,357,955	54,950,287

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 25,214,678 and 25,214,678 shares issued and outstanding as of June 30, 2018 and March 31, 2018	28,937	28,937
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of June 30, 2018 and March 31, 2018	-	-
Additional paid-in capital	43,648,229	43,599,089
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(30,307,042)	(29,661,190)
Accumulated other comprehensive income	4,208,094	3,586,460
Total stockholders’ equity	18,887,327	18,862,405
Noncontrolling interests	(668,506)	-
Total equity	18,218,821	18,862,405
Total liabilities and stockholders’ equity	$64,576,776	$73,812,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three months ended June 30,
	2018	2017
REVENUES, NET	$22,772,566	$21,670,368

COST OF GOODS SOLD	17,155,763	17,492,707

GROSS PROFIT	5,616,803	4,177,661

SELLING EXPENSES	4,626,978	3,916,859
GENERAL AND ADMINISTRATIVE EXPENSES	1,554,528	1,725,443
TOTAL OPERATING EXPENSES	6,181,506	5,642,302

LOSS FROM OPERATIONS	(564,703)	(1,464,641)

INTEREST INCOME	47,172	44,899
INTEREST EXPENSE		-
OTHER (EXPENSE) INCOME, NET	(114,941)	(29,348)
CHANGE IN FAIR VALUE OF PURCHASE OPTION AND WARRANTS LIABILITY	(6,974)	50,324

(LOSS) BEFORE INCOME TAXES	(639,446)	(1,398,766)

PROVISION FOR INCOME TAXES	57,169	20,538

NET (LOSS)	(696,615)	(1,419,304)

ADD: NET (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	50,763	-

NET (LOSS) ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(645,852)	(1,419,304)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	621,634	459,069

COMPREHENSIVE (LOSS)	(74,981)	(960,235)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	28,936,778	25,214,678
Diluted	28,936,778	25,214,678

(LOSS) PER SHARES:
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(696,615)	$(1,419,304)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt direct write-off and provision	259,279	212,199
Depreciation and amortization	293,095	289,058
Stock based compensation	49,140	343,480
Change in fair value of purchase option derivative liability	6,974	(50,324)
Accounts receivable, trade	1,077,419	(537,768)
Notes receivable	(114,944)	85,434
Inventories and biological assets	(458,803)	(387,176)
Other receivables	(401,204)	365,954
Advances to suppliers	(775,014)	450,107
Other current assets	554,048	(66,556)
Long term deposit	(5,415)	(772,661)
Other noncurrent assets	(97,341)	(162,049)
Accounts payable, trade	(2,369,206)	(1,518,372)
Other payables and accrued liabilities	357,335	(346,903)
Customer deposits	20,290	83,096
Taxes payable	(281,235)	(179,483)
Net cash provided by operating activities	(2,582,197)	(3,611,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of financial assets available for sale	-	(72,875)
Acquisition of equipment	(32,753)	(17,340)
Increase in construction-in-progress	-	(336,882)
Increase intangible assets	-	(80,162)
Additions to leasehold improvements	-	-
Investment in a joint venture	(109,142)	-
Additions to leasehold improvements	(116,002)	-
Net cash used in investing activities	(257,897)	(507,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	1,961,576	(531,031)
Proceeds from notes payable	10,376,504	8,684,688
Repayment of notes payable	(15,512,104)	(8,410,741)
Changes in other payables-related parties	-	(87,449)
Proceeds from equity and debt financing	7,629	-
Repayment of other payables-related parties	(84,014)	-
Net cash provided by (used in) financing activities	(3,250,409)	(344,533)

EFFECT OF EXCHANGE RATE ON CASH	(136,720)	458,201

DECREASE IN CASH	(6,227,223)	(4,004,859)

CASH, beginning of year	15,132,640	18,364,424

CASH, end of year	$8,905,417	$14,359,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$27,832	$26,853

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

The Company is an online and offline retailer and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. On March 31, 2017, Jiuxin Management established a subsidiary, Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”) to operates drugstores in Lin’an City. As of June 30, 2018, Jiuzhou Pharmacy has established the following companies, each of which operates a drugstore in Hangzhou City:

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

During the fiscal year 2018, the Company opened as many as fifty-seven new stores. Except for four stores, all of the new stores were without government insurance reimbursement certificates at their openings.

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

The Company’s wholesale business is primarily conducted through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), which is licensed to distribute prescription and non-prescription pharmaceutical products throughout China. Jiuzhou Pharmacy acquired Jiuxin Medicine on August 25, 2011. On April 20, 2018, 10% of Jiuxin Medcine shares were sold to Hangzhou Kangzhou Biotech Co. Ltd. for a total proceeds of $79,625 (RMB 507,760),

The Company’s herb farming business is conducted by Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary of Jiuxin Management, which operates a cultivation project of herbal plants used for traditional Chinese medicine (“TCM”).

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

The drug retail business is a highly competitive industry in PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. In order to increase our competition advantages and gain more local retail pharmacy market share, during fiscal year 2018, we opened as many as fifty-seven new stores in Hangzhou. As a result, we incurred significant amount of expense related to rental, labor hiring and training, and marketing activities. As the retail pharmaceutical market becomes more competitive in recent years, a new store usually cannot make profit in its operation until a year later. In fact, we incurred significant expense with limited incremental revenue in the period we opened new stores.

At their openings, except for four stores, almost all of the new stores were without government insurance reimbursement certificates. In fact, it usually takes more than one year for a new store to apply for and obtain the local government insurance reimbursement certificate. We have applied for and received certificates in two stores in January 2018 and eleven new stores in June 2018. Historically, sales reimbursed from the government insurance agency contributes more than half of total revenue in a mature store. We are actively in the process of applying certificates for all of our new stores. As more and more new stores obtain certificates, we expect our new store revenue will increase and eventually contribute positive operating cash flow.

The Company’s principal sources of liquidity consist of existing cash, equity financing, bank facilities from local banks as well as personal loans from its principal shareholders if necessary. On January 23, 2017, we completed a private placement with a single healthcare-focused institutional investor for the purchase of an aggregate of 4,840,000 of our common stock at a price of $2.20 per share and gross proceeds of approximately $10,648,000. The Company has two credit line agreements from two local banks as displayed in detail in Note 14. Approximately $4.89 million bank credit line was still available for further borrowing as of June 30, 2018.Any borrowing therefrom is guaranteed by a third-party guarantor company, and secured by the Company’s assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders.

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 13). The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). As of June 30, 2018, the fair values of our derivative instruments that were carried at fair value (See Note 17).

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents	8,905,417	-	$-	8,905,417
Notes payable	-	13,559,626	-	13,559,626
Warrants liability	-	145,770	$-	145,770

Total	8,905,417	13,705,396	$-	22,610,813

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the three months ended June 30, 2018.

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

The Company has adopted FASB ASC Topic 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company performed a self-assessment and the Company’s liability for income taxes includes liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2018 and March 31, 2018, the management of the Company considered that the Company had no additional liabilities for uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended June 30, 2018 and 2017, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities, the most significant of which is the China Tax Authority.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended June 30, 2018 and 2017.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $191,054 and $456,904 for the three months ended June 30, 2018 and 2017, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at June 30, 2018 and at March 31, 2018 were translated at 1 RMB to 0.1568 USD and at 1 RMB to 0.1592 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2018 and 2017 were at 1 RMB to 0.1511 USD and at 1 RMB to 0.1510 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 77,550) per bank. As of June 30, 2018 and March 31, 2018, the Company had deposits totaling $22,906.350 and $31,433,969 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 73,750) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the three months ended June 30, 2018, two vendors accounted for 46.2% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers. For the three months ended June 30, 2017, two vendors collectively accounted for 35.7% of the Company’s total purchases and two suppliers accounted for more than 10% of total advances to suppliers.

For the three months ended June 30, 2018, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable. For the three months ended June 30, 2017, no customer accounted for more than 10% of the Company’s total sales or more than 10% of total accounts receivable.

Recent Accounting Pronouncements

In February 2016, the FASB issued No. 2016-02 “Leases (Topic 842):,” increasing transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: 1. A public business entity; 2. A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; 3. An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments in this Update is permitted for all entities. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” eliminating the requirement to retroactively adopt the equity method of accounting. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. We are currently evaluating the impact of the adoption of ASU 2016-07 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” reducing complexity of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230):Classification of Certain Cash Receipts and Cash Payments,” addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230):Restricted Cash,” addressing that diversity. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. We are currently evaluating the impact of the adoption of ASU 2017-11 on our consolidated financial statements.

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

NOTE 4 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of June 30, 2018 and March 31, 2018, financial assets available for sale amounted to $172,498 (RMB 1,100,000) and $175,140 (RMB 1,100,000), respectively. In the year ended March 31, 2018, the Company invested as a limited partner (LP) in a private equity fund, which is intended to invest in retail pharmaceutical business. The Company has signed an investment agreement with the private equity fund and agreed to invest a total of $295,096 (RMB 2,000,000).

NOTE 5 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	June 30, 2018	March 31, 2018
Accounts receivable	$11,326,613	$12,883,707
Less: allowance for doubtful accounts	(4,448,929)	(4,561,314)
Trade accounts receivable, net	$6,877,684	$8,322,393

For the three months ended June 30, 2018 and 2017, $30,583 and $26,393 in accounts receivable were directly written off, respectively. As of June 30, 2018 and March 31, 2018 no trade accounts receivables were pledged as collateral for borrowings from financial institutions.

Note 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2018	March 31, 2018
Prepaid rental expenses (1)	$1,386,304	$1,984,856
Prepaid and other current assets	122,855	131,381
Total	$1,509,159	$2,116,237

(1)	Represents store and office rental expenses that were usually prepaid and amortized over the prepayment period.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2018	March 31, 2018
Building	$1,681,393	$1,707,145
Leasehold improvements	7,612,163	7,606,496
Farmland development cost	1,875,424	1,904,151
Office equipment and furniture	5,356,962	5,581,554
Motor vehicles	450,040	456,442
Total	16,975,982	17,255,788
Less: Accumulated depreciation	(11,798,940)	(11,905,893)
Impairment*	(2,468,661)	(2,506,255)
Property and equipment, net	$2,708,381	$2,843,640

*	The variance of impairment from March 31, 2018 to June 30, 2018 is solely caused by exchange rate variance.

Depreciation expenses for property and equipment totaled $219,759 and $281,928 for the three months ended June 30, 2018 and 2017, respectively. There were no fixed assets impaired in the three months ended June 30, 2018.

Note 8 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest. As of June 30, 2018 and March 31, 2018, advance to suppliers consist of the following:

	June 30, 2018	March 31, 2018
Advance to suppliers*	$7,211,936	$6,505,545
Less: allowance for unrefundable advances	(3,324,685)	(3,058,092)
Advance to suppliers, net	$3,887,251	$3,447,452

*	In order to achieve a larger rebate for certain merchandise, such as colla coril asini (donkey-hide gelatin), from certain suppliers, the Company made a significant cash advance to such suppliers.

For the three months ended June 30, 2018 and 2017, none of the advances to suppliers were written off against previous allowance for unrefundable advances, respectively.

Note 9 – INVENTORY

Inventory consisted of finished goods, valued at $13,703,245 and $13,429,568 as of June 30, 2018 and March 31, 2018, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration dates to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of June 30, 2018 and March 31, 2018.

Note 10 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of June 30, 2018 and March 31, 2018, farmland assets are valued as follows:

	June 30,	March 31,
	2018	2018
Farmland assets	$2,387,901	$2,416,839
Less: Impairment*	(1,596,106)	(1,620,554)
Farmland assets, net	$791,795	$796,286

*	The estimated fair value is estimated to be lower than its investment value as of June 30, 2018 and March 31, 2018.

Note 11 – LONG TERM DEPOSITS, LANDLORDS

As of June 30, 2018 and March 31, 2018, long term deposits amounted to $2,469,844 and $2,501,968, respectively. Long term deposits are money deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid upfront, plus additional deposits.

Note 12 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	June 30, 2018	March 31, 2018
Forest land use rights*	$1,216,618	$1,235,253
Others	118,875	18,099
Total	$1,335,493	$1,253,352

*	The prepayment for lease of forest land use rights is a payment made to a local government in connection with entering into an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of forest land use right was approximately $7,096 and $6,846 for the three months ended June 30, 2018 and 2017, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

For the year ending June 30,	Amount
2019	$28,384
2020	28,384
2021	28,384
2022	28,384
2023	28,384
Thereafter	1,100,533

Note 13 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	June 30, 2018	March 31, 2018
License (1)	$2,148,770	$1,967,934
SAP software(2)	542,051	764,104
Land use rights (3)	1,529,199	1,552,622
Total intangible assets	4,220,020	4,284,660
Less: accumulated amortization	(300,932)	(228,246)
Intangible assets, net	$3,919,088	$4,056,414

Amortization expense of intangibles amounted to $73,336 and $7,130 for the three months ended June 30, 2018 and 2017, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy, a drugstore chain Jiuzhou Pharmacy acquired in 2014. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. The owners of these acquired drugstores agreed to cease their stores’ business and liquidate all of the stores’ accounts before Jiuzhou Pharmacy acquired them. As a result, Jiuzhou Pharmacy has not obtained any assets or liabilities from the stores, but was able to transfer the certificates to our new stores opened at the same time.

(2)	In 2017, we have installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. As of March 31, 2018, the system has been completely installed and running for two months in the Company. By automatically connecting commodity flow data with accounting recording, the system minimizes the manual errors made by accounting staff. Additionally, the system provides a view of overall and instant cash information by electronically linking local banking systems with SAP. Additional benefits include automaticly-generated customized monthly company performance report, instant inventory monitoring and reporting, and punctual customer and suppliers accounts maintaining.

(3)	In July 2013, the Company purchased the land use rights of a plot of farmland in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in the near future.

Note 14 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”), Industrial and Commercial Bank of China (“ICBC”) and Zhejiang Tailong Commercial Bank (“ZTCB”) that provided working capital in the form of the following bank acceptance notes at June 30, 2018 and March 31, 2018:

		Origination	Maturity	June 30,	March 31,
Beneficiary	Endorser	date	date	2018	2018
Jiuzhou Pharmacy(1)	HUB	10/10/17	04/10/18		2,552,769
Jiuzhou Pharmacy(1)	HUB	11/24/17	05/24/18		21,972
Jiuzhou Pharmacy(1)	HUB	12/05/17	06/05/18		377,347
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18		1,194,135
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18		1,443,554
Jiuzhou Pharmacy(1)	HUB	02/05/18	08/05/18	2,578,996	2,618,500
Jiuzhou Pharmacy(1)	HUB	03/05/18	09/05/18	3,026,283	3,072,638
Jiuzhou Pharmacy(1)	HUB	11/06/17	05/06/18		3,553,014
Jiuzhou Pharmacy(1)	HUB	12/05/17	06/05/18		1,937,683
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18		1,687,711
Jiuzhou Pharmacy(1)	HUB	04/09/18	10/09/18	1,618,360	-
Jiuzhou Pharmacy(1)	HUB	05/04/18	11/04/18	2,334,990	-
Jiuzhou Pharmacy(1)	HUB	06/29/18	12/29/18	2,004,108	-
Jiuxin Medicine(2)	CMB	02/02/18	08/02/18	70,567	71,648
Jiuxin Medicine(2)	CMB	02/07/18	08/07/18	94,090	95,531
Jiuxin Medicine(2)	CMB	03/07/18	09/07/18	530,728	538,857
Jiuxin Medicine(2)	CMB	03/15/18	09/15/18	44,165	44,842
Jiuzhou Pharmacy(1)	HUB	04/09/18	10/09/18	303,897	-
Jiuzhou Pharmacy(1)	HUB	05/14/18	11/14/18	953,441	-
Jiuzhou Pharmacy(1)	HUB	11/08/16	05/08/17	-	-
Jiuzhou Pharmacy(1)	HUB	11/11/16	05/11/17	-	-
Jiuzhou Pharmacy(1)	HUB	12/05/16	06/05/17	-	-
Jiuzhou Pharmacy(1)	HUB	12/29/16	06/29/17	-	-
Jiuzhou Pharmacy(1)	HUB	12/29/16	06/29/17	-	-
Jiuzhou Pharmacy(2)	ZTCB	12/27/16	06/27/17	-	-
Jiuzhou Pharmacy(1)	HUB	02/06/17	08/06/17	-	-
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	-	-
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	-	-
Jiuzhou Pharmacy(1)	HUB	03/07/17	09/07/17	-	-

Total				$13,559,626	$19,180,200

(1)	As of June 30, 2018, the Company had $11,562,738 (RMB 73,734,425) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $10,001,034 (RMB 63,775,597) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $9,331,511 three-year deposit (RMB 59,506,118) deposited into HUB as a collateral for current and future notes payable from HUB. As of March 31, 2018, the Company had $18,429,322 (RMB 115,748,985) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $13,565,300 (RMB 85,199,540) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $7,269,509 three-year deposit (RMB 45,657,584) deposited into HUB as a collateral for current and future notes payable from HUB.

(2)	As of June 30, 2018, the Company had $1,926,321 (RMB 12,733,957) of notes payable from CMB, with restricted cash in the amount of $1,926,321 (RMB 12,733,957) held at the bank. As of March 31, 2018, the Company had $750,878 (RMB 4,716,037) of notes payable from CMB, with restricted cash in the amount of $750,878 (RMB 4,716,037) held at the bank.

As of March 31, 2018, the Company had a credit line of approximately $3.29 million in the aggregate from HUB, and BOH. By putting up three-year deposit of $11.00 million and the restricted cash of $4.16 million deposited in the banks, the total credit line was $18.45 million. As of June 30, 2018, the Company had approximately $13.56 million of bank notes payable and approximately $4.89 million bank credit line was still available for further borrowing. The bank notes are secured by buildings owned by the Company’s major shareholders and by a shop of Jiuzhou Pharmacy, and are guaranteed by the Company’s major shareholders.

Note 15 – TAXES

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

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

For the three months ended June 30, 2018 and 2017, the components of income tax expense consist of the following:

	For the three months ended
	June 30,
	2018	2017
Current:
Federal	-	-
State	-	-
Foreign	57,169	20,538
	57,169	20,538

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Provision for income taxes	57,169	20,538

The following table reconciles the U.S. statutory tax rates with the Company’s effective tax rate for the three months ended June 30, 2018 and 2017:

	For the three months ended
	June 30,
	2018	2017
U.S. Statutory rates	21.0%	34.0%
Foreign income not recognized in the U.S.	(21.0)	(34.0)
China income taxes	25.0	25.0
Change in valuation allowance(1)	(25.0)	(32.0)
Non-deductible expenses-permanent difference(2)	8.9	5.5
Effective tax rate	(8.9)%	(1.5)%

(1)	Represents a non-taxable expense reversal due to overall decrease in allowance for accounts receivable and advances to suppliers.

(2)	The (8.9)% and (1.5)% rate adjustments for the three months ended June 30, 2018 and 2017 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three months ended June 30, 2018 and 2017. As of June 30, 2018, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $1,503,000, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2018. There was no net change in the valuation allowance for the three months ended June 30, 2018 and 2017. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The components of the Company's net deferred tax assets are as follows:

	As of 6/30/2018	As of 6/30/2017

Allowance	37,855	111,881
Long-lived assets impairment	-	-
Depreciation and Amortization	73,274	72,265
Accrued expense	144,121	17,842
Net operating loss carryforward	2,856,362	1,754,114
Foreign Tax Credit Carryover	195,000	195,000
Total deferred tax assets (liabilities):	3,306,612	2,151,101

Valuation allowance	(3,306,612)	(2,151,101)
Net deferred tax assets (liabilities)	-	-

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

As of June 30, 2018 and June 30, 2017, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $816,908, which may be available to reduce future years’ taxable income.  These carry forwards will expire if not utilized by 2032. In addition, the Company carries a Foreign tax credit of $195,000. As of June 30, 2018 and June 30, 2017, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to $1,884,271 and $1,704,073, which may be available to reduce future years’ taxable income.  June 30, 2018 and June 30, 2017, the estimated net operating loss carry forwards for China income tax purposes amounted to $9,495,625 and $ 4,748,096, which may be available to reduce future years’ taxable income.  These carry forwards will expire if not utilized in next five years.

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

Note 16 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $363,784 and $283,244 in employment benefits and pension for the three months ended June 30, 2018 and 2017, respectively.

Note 17 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	June 30, 2018	March 31, 2018
Due to a director and CEO (1) :	754,727	850,342
Total	$754,727	$850,342

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of June 30, 2018 and March 31, 2018, notes payable totaling $0 and $3,253,630 were secured by the personal properties of certain of the Company’s shareholders, respectively. The shareholders have removed their properties from pledged assets list.

The Company leases from Mr. Lei Liu a retail space; the lease expires in September 2018. Rent expenses totaled $4,532 and $4,460 for the three months ended December 31, 2018 and 2017, respectively. The amounts owed under the lease for the three months ended June 30, 2018 and 2017 were not paid to Mr. Liu as of June 30, 2018.

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

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	June 30, 2018 (1)	March 31, 2018

Stock price	$1.44	$1.35
Exercise price	$3.10	$3.10
Annual dividend yield	0%	0%
Expected term (years)	2.55	2.80
Risk-free interest rate	2.63%	1.98%
Expected volatility	67.96%	68.73%

(1)	As of June 30, 2018, the warrants had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $496,217 as of March 31, 2017. For the three months ended June 30, 2017, the Company recognized a gain of $10,253 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $145,770 for the investor warrant and placement agent warrant, collectively, as of June 30, 2018.

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

On March 30, 2018, the Company granted a total of 3,947,100 shares of restricted common stock to its key employees in its retail drugstores and online pharmacy under the Company’s 2010 Equity Incentive Plan, as amended (the “Plan”). The stock awards vests on the grant date. On June 28, 2018, the compensation committee of the Company cancelled 225,000 shares granted to the CEO so that it fits within the 675,000 shares limitation set forth in the Plan. The Tax Cuts and Jobs Act of 2017 removed the 162(m) qualified performance based compensation exemption to the $1 million cap on deductions for compensation to covered executives. Section 1.3.2 was in the Plan to permit grants under the Plan to fit within that exemption. As that exemption no longer applies for grants made in 2018 or thereafter, the Plan has been amended to remove the provisions intended to comply with that exemption, including the one in Section 1.3.2. of the Plan. For the year ended March 31, 2018, $5,328,585 was recorded as a service compensation expense, respectively.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the three months ended June 30, 2018 and 2017, $0 and $124,033 was recorded as compensation expense. As of June 30, 2018, all compensation costs related to stock option compensation arrangements granted have been recognized.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three months ended June 30, 2018 and 2017, the Company did not make appropriations to statutory reserves.

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

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	The three months ended June 30,
	2018	2017
Net (loss) attributable to controlling interest	$(696,615)	$(1,419,304)
Weighted average shares used in basic computation	28,936,778	25,214,678
Diluted effect of stock options and warrants	-	0
Weighted average shares used in diluted computation	28,936,778	25,214,678
Loss per share – Basic:	-	-
Net (loss) attributable to controlling interest	$(0.02)	$(0.06)
Loss per share – Diluted:		-
Net (loss) attributable to controlling interest	$(0.02)	$(0.06)

For the three months ended June 30, 2018, 967,000 shares underlying employee stock options and 600,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operations for the three months ended June 30, 2018.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$15,968,341	$2,021,869	4,782,356	-	22,772,566
Cost of goods	11,163,223	1,740,904	4,251,636	-	17,155,763
Gross profit	$4,805,118	$280,965	530,720	-	5,616,803
Selling expenses	3,477,677	401,362	747,939	-	4,626,978
General and administrative expenses	1,301,468	187,224	65,836	-	1,554,528	*
(Loss) income from operations	$(25,973)	$(307,621)	(283,055)	-	(564,703)
Depreciation and amortization	$130,657	$-	5,786	-	136,443
Total capital expenditures	$157,272	$-	1,117	-	158,389

*	Includes accounts receivable allowance reversal of $112,386 and additional advance to suppliers allowance of $266,592.

The following table presents summarized information by segment of the continuing operations for the three months ended June 30, 2017.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$13,020,370	$3,135,689	5,514,309	-	21,670,368
Cost of goods	9,736,208	2,844,498	4,912,001	-	17,492,707
Gross profit	$3,284,162	$291,191	602,308	-	4,177,661
Selling expenses	2,419,556	515,387	981,916	-	3,916,859
General and administrative expenses	1,269,776	70,289	375,472	9,906	1,725,443	*
(Loss) income from operations	$(405,170)	$(294,485)	(755,080)	(9,906)	(1,464,641)
Depreciation and amortization	$86,989	$-	82,607	119,461	289,057
Total capital expenditures	$56,574	$-	(39,235)	-	17,339

*	Includes accounts receivable allowance reversal of $249,315 and additional advance to suppliers allowance of $197,761.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company’s net revenue from external customers through its retail drugstores by main product category for the three months ended June 30, 2018 and 2017 were as follows:

	For the three months ended
	June 30,
	2018	2017
Prescription drugs	$5,809,215	4,595,354
OTC drugs	6,964,828	5,643,962
Nutritional supplements	945,206	1,037,332
TCM	1,582,568	1,012,511
Sundry products	204,861	262,036
Medical devices	461,663	469,175
Total	$15,968,341	13,020,370

The Company’s net revenue from external customers through online pharmacy by main product category is as follows:

	For the three months ended
	June 30,
	2018	2017
Prescription drugs	$-	-
OTC drugs	775,993	1,117,392
Nutritional supplements	143,096	516,076
TCM	4,929	-
Sundry products	1,037,166	419,033
Medical devices	60,685	1,083,188
Total	$2,021,869	3,135,689

The Company’s net revenue from external customers through wholesale by main product category is as follows:

	For the three months ended
	June 30,
	2018	2017
Prescription drugs	$3,419,536	3,397,401
OTC drugs	1,274,919	2,100,650
Nutritional supplements	25,381	16,258
TCM	21,851	-
Sundry products	4,755	-
Medical devices	35,914	-
Total	$4,782,356	5,514,309

Note 22 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expenses on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending June 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2019	$4,436,071	$-	$-	$-	$4,436,071
2020	3,819,028	-	-	-	3,819,028
2021	2,921,040	-	-	-	2,921,040
2022	2,405,098	-	-	-	2,405,098
2023	1,553,088	-	-	-	1,553,088
Thereafter	2,301,813	-	-	-	2,301,813

Total rent expense amounted to $1,149,243 and $848,341 for the three months ended June 30, 2018 and 2017, respectively.

Note 23 – Subsequent Events

The management has evaluated subsequent events through the date these financial statements were issued, and there were no material subsequent events requiring adjustments to the financial statements or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "could," "expect," "anticipate," "intend," "believe," "estimate," "plan," "predict," and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of our annual report on Form 10-K for the year ended March 31, 2018 and filed with the SEC on June 29, 2018. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of June 30, 2018, we had 122 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the three months ended June 30, 2018, we had relocated two of our stores in Hangzhou City.

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

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also planted gingkgo trees but have not incurred sales in the three months ended June 30, 2018.

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018		2017
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$22,772,566	100.0%	$21,670,368	100.0%
Gross profit	$5,616,803	24.7%	$4,177,661	19.3%
Selling expenses	$4,626,978	20.3%	$3,916,859	18.1%
General and administrative expenses	$1,554,528	6.8%	$1,725,443	8.0
Loss from operations	$(564,703)	(2.5)%	$(1,464,641)	(6.8)%
Interest income	$47,172	0.2%	$44,899	0.2%
Interest expenses	$-	0.0%	$-	0.0%
Other income, net	$(114,941)	(0.5)%	$(29,348)	(0.1)%
Change in fair value of derivative liability	$6,974	0.0%	$50,324	0.2%
Income tax expense	$57,169	0.3%	$20,538	0.1%
Net income (loss)	$(696,615)	(3.1)%	$(1,419,304)	(6.5)%

Revenue

Due to the growth in our retail drugstores business, revenue increased by $1,102,198 or 5.1% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, offset by the decrease in our online sales and wholesale business. The following table breaks down the revenue for our four business segments for the three months ended June 30, 2018 and 2017:

Revenue by Segment

The following table breaks down the revenue for our four business segments for the three months ended June 30, 2018 and 2017:

	For the three months ended June 30,
	2018		2017
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$15,968,341	70.1%	$13,020,370	60.1%	$2,947,971	22.6%
Revenue from online sales	2,021,869	8.9%	3,135,689	14.5%	(1,113,820)	(35.5)%
Revenue from wholesale business	4,782,356	21.0%	5,514,309	25.4%	(731,953)	(13.3)%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$22,772,566	100.0%	$21,670,368	100.0%	$1,102,198	5.1%

Retail drugstores sales, which accounted for approximately 70.1% of total revenue for the three months ended June 30, 2018, increased by $2,947,971, or 22.6% compared to the three months ended June 30, 2017, to $15,343,920. Same-store sales increased by approximately $827,720, or 6.4%, while new stores contributed approximately $1,549,439 in revenue in the three months ended June 30, 2018. The increase in our retail drugstore sales is primarily due to, benefits such as emphasis on onsite medical care, incremental DTP (Direct-to-Patient) business caused by continuous hospital medical reform, and promotional campaign. As a cornerstone for our business, convenient onsite medical support at our pharmacies has become our legacy from the beginning of our business. Suitable medical support from our doctors has proven to be critical to our superior store sales. By adding more doctoral service at stores, we have been able to promote our store sales. DTP drugs are usually low profit margin new medicines not sold at hospitals. As part of medical reform package, local governments require the revenue percentage from drug sales at public hospitals to decline year by year. In order to achieve lower drug sales percentage out of their total revenue, the public hospitals chose to abandon sales of low profit margin DTP products first. We have actively contacted local vendors of certain DTP products and were able to sell these DTP products in our stores. As a result, sales in our drugstores increased. From time to time, we implemented marketing campaigns suitable to local community at our stores. We usually cooperated with brand-name pharmaceutical manufacturers in our market campaigns. The brand-name medical products sales increased our store reputations and become beneficial to our long-term sales. Furthermore, starting from fiscal 2018, we have accelerated our new stores expansion, which is expected to generate more retail drugstore revenues. Our store count increased to 122 as of June 30, 2018, compared to 71 stores as of June 30, 2017.

Our online pharmacy sales decreased by approximately $1,113,820, or 35.5% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The decrease was primarily caused by decline in our sales via various e-commerce platforms, offset by the increase in business referred from Pharmacy Benefit Management (“PBM”) providers and, as further explained below, during this three months. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base. Our official website sales increased by $190,261 or 64.6% period over period, primarily as we explored more PBM providers, who draw insured from private health insurance company to spend on health products at drugstores. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping a close watch on cost. However, due to the official suspension of OTC drug sales on e-commerce platforms such as Alibaba and strong competition, our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 51.0% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sale of OTC drug category.

Wholesale revenue decreased by $731,953 or 13.3%. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the increase in the wholesale volume. Due to the leave of a key salesperson, we suffered loss of certain business. However, in long run, we will be able to fill the gap and raise our wholesale business steadily. Hospitals are still dominating drug retailers in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the three months ended June 30, 2018 and 2017, we have not generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended June 30, 2013. A ginkgo tree may have a growth period of up to twenty-three months before it is mature enough for harvest. We have not yet harvested our ginkgo or maidenhair trees. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $1,439,412 or 34.4% period over period primarily as a result of an increase in gross profit provided by retail pharmacy business, which increased significantly in the three months ended June 30, 2018. At the same time, gross margin increased from 19.3% to 24.7% due to higher retail and online profit margins. The average gross margins for each of our four business segments are as follows:

	For the three months ended June 30,
	2018	2017
Average gross margin for retail drugstores	30.1%	25.2%
Average gross margin for online sales	13.9%	9.3%
Average gross margin for wholesale business	11.1%	10.9%
Average gross margin for farming business	N/A	N/A

Retail gross margin increased primarily because of corporate operational strategy adjustments to focus on profit margin products, introducing new suppliers, and renegotiating prices with our suppliers periodically, In fiscal 2018, we opened quite a few new stores and thus suffered from low profit, as the new stores usually set up low profit margin in promoting store sales. As time goes by, the new stores have become mature and been obtaining local government insurance reimbursement certificates, we now require our operation team to focus on the generation of more profit. As a result, our gross margin increased. One way to keep reasonably high profit margin is to explore more suppliers. Also we try to directly purchase from manufactures instead of local vendors to cut off middle-man expenses. For those long-term suppliers, we closely watch the market price variance of important products and renegotiate with them when the medical products prices are lower.

Gross margin of online pharmacy sales increased primarily because of the increase in our sales via our own official website, as well as due to decrease in sale via third-party platforms, which are usually subject to low profit margin. We conduct our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. The sales on our own official website usually have higher profit margins because customers referred by commercial insurance companies are premium customers who can afford premium products with higher profit margins. As described in the above, during the three months ended June 30, 2018, we achieved more sales from our own official websites. As a result, we incurred higher profit margin. On the other side, we experienced decline in sales via third-party platforms. Consequently, our overall online sales profit margin increased in the three months ended June 30, 2018.

Wholesale gross margin varies period by period primarily as a result of different products we carry and sell to certain pharmaceutical vendors. Although we have attempted to market our products to major local hospitals and other pharmacies, we have not been able to make significant progress. Until we are able to obtain status as a provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to maintain low profit margins in order to drive sales on our wholesale business.

Selling and Marketing Expenses

Selling and marketing expenses increased by $710,119, or 18.1%, as compared to the same period of last fiscal year, primarily due to increase in marketing and sales staff expense related to our store expansion, offset by decline in expense of our wholesale business. We opened approximately more than forty new stores in Hangzhou and ten new stores in Lin’An under Lin’An Jiuzhou. To quickly attract local customers and expand our business, we hired additional in-store staff and arranged various promotion campaigns. For example, during the three months ended June 30, 2018, the total selling expense related to Lin’An Jiuzhou is $155,377. On the other side, in the three months ended June 30, 2017, we had quite a few wholesale business referred by individual traders who require reward based on the transaction amount. As a result, we incurred additional selling expense. Overall, such expenses as a percentage of our revenue kept at 18.1%, in both the three months ended June 30, 2018 and 2017.

General and Administrative Expenses

General and administrative expenses decreased by $170,915, or 9.9%, as compared to the same period of last year. Such expenses as a percentage of revenue decreased to 7.0% from 8.0% for the same period three months ago. In fact, our retail business incurred additional administrative expense related to our store expansion, which was offset by decrease in administrative fee of our wholesale business due to logistic outsourcing. Our stock compensation has decreased by approximately $294,340 as certain stocks compensation have been fully amortized into expense in fiscal year 2018 and no additional expenses were incurred in the three months ended June 30, 2018.

Loss from Operations

As a result of the above, we had loss from operations of $564,703 in the quarter ended June 30, 2018, as compared to loss from operations of $1,464,641 a year ago. Our operating margin for the three months ended June 30, 2018 and 2017 was (2.5)% and (6.8)%, respectively.

Income Taxes

Our income tax expense increased by $36,631 period over period due to an increase in overall profit.

Net (Loss) Income

As a result of the foregoing, net loss is $696,615 in the three months ended June 30, 2018 as compared to a net income of $1,419,304 in the three months ended June 30, 2017.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect. We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$4,571,261	$21,283	$1,062,863	$-	$5,655,407
4- 6 months	329,017	4,447	666,611	-	1,000,075
7- 12 months	93,817	52,640	605,560	-	752,018
Over one year	1,853,169	123,843	1,942,101		3,919,113
Allowance for doubtful accounts	(2,075,310)	(145,334)	(2,228,285)		(4,448,929)
Total accounts receivable	$4,771,954	$56,879	$2,048,851	$-	$6,877,684

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs. In the three months ended June 30, 2018, we wrote off an approximately $30,583 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement. In addition, as we gained experience in operating online pharmacy with good reputation, we have provided online operating and network technical support to an online business, which intends to run an online health products shop in Hong Kong in 2016. As a result, we recognized revenue and incurred accounts receivables. As the online business company was not able to make profit from its online shop, it has not paid off its account on time. As a result, we made additional reserve on these aged accounts.

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

Subsequent to June 30, 2018 and through May 31, 2018, we collected approximately $2.7 million in receivables relating to our drugstore business, approximately $1.3 million in receivables relating to our online pharmacy business, approximately $1.7 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$683.584	$-	$833,024	$-	$1,516,608
4- 6 months	1,696,476	-	379,740	-	2,076,216
7- 12 months	256,301	-	431,657	-	687,959
Over one year	236,069	-	2,695,083	-	2,931,152
Allowance for doubtful accounts	(429,622)	-	(2,895,063)	-	(3,324,685)
Total advances to suppliers	$2,442,810	$-	$1,444,441	$-	$3,887,251

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchases on certain non-medical products. As a result, our retail chain had little advances to suppliers as of June 30, 2018.

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

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	For the three months ended June 30,
	2018	2017
Net cash provided by/used in operating activities	$(2,582,197)	$(3,611,268)
Net cash provided by/used in investing activities	$(257,897)	$(507,259)
Net cash provided by/used in financing activities	$(3,250,409)	$(344,533)

For the three months ended June 30, 2018, cash used in operating activities amounted to $2,582,197, as compared to $3,611,268 a year ago. The change is primarily attributable to a decrease in cash provided by advances to suppliers of $1,225,121, a decrease in cash provided by change of accounts payable of $850,834 offset by an increase of $1,615,187 in advances to accounts receivable, an increase in cash provided by other payables and accrued liabilities of $704,238, and an increase in cash provided by the long term deposit of $767,246.

For the three months ended June 30, 2018, net cash used in investing activities amounted to $(257,897), as compared to $(507,258) provided by investing activities a year ago. The change is attributable to increase in construction-in-progress such as SAP system implementation in the three months ended June 30, 2017.

For the three months ended June 30, 2018, net cash provided by financing activities amounted to $(3,250,409), as compared to $(344,533) net cash used in financing activities a year ago. The decrease is primarily due to repayment of notes payable, offset by decrease in restricted cash.

As of June 30, 2018, we had cash of approximately $8,905,417. Our total current assets as of June 30, 2018, were $53,198,603 and total current liabilities were $46,212,185, which resulted in a working capital of $6,986,418 .

In order to increase our competition advantages and gain more local retail pharmacy market share, during fiscal year 2018, we opened as many as fifty-seven new stores in Hangzhou. As a result, we incurred significant amount of expense related to rental, labor hiring and training, and marketing activities. As the retail pharmaceutical market becomes more competitive in recent years, a new store usually cannot make profit in its operation until a year later. In fact, we incurred significant expense with limited incremental revenue in the period we opened new stores.

At their openings, except for four stores, almost all of the new stores were without government insurance reimbursement certificates. In fact, it usually takes more than one year for a new store to apply for and obtain the local government insurance reimbursement certificate. We have applied for and received certificates in two stores in January 2018 and eleven new stores in June 2018. Historically, sales reimbursed from the government insurance agency contributes more than half of total revenue in a mature store. We are actively in the process of applying certificates for all of our new stores. As more and more new stores obtain certificates, we expect our new store revenue will increase and eventually contribute positive operating cash flow.

On January 23, 2017, we completed a private placement with a single healthcare-focused institutional investor for the purchase of an aggregate of 4,840,000 of our common stock at a price of $2.20 per share and gross proceeds of approximately $10,648,000. As of June 30, 2018, we had approximately $4.89 million in our credit line available for further borrowing. We believe that the foregoing sources will collectively provide sufficient liquidity for us to meet our liquidity and capital obligations for the next twelve months. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending June 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2018	$4,436,071	$-	$-	$-	$4,436,071
2019	3,819,028	-	-	-	3,819,028
2020	2,921,040	-	-	-	2,921,040
2021	2,405,098	-	-	-	2,405,098
2022	1,553,088	-	-	-	1,553,088
Thereafter	2,301,813	-	-	-	2,301,813

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	June 30, 2018		March 31, 2018
Balance sheet items, except for the registered and paid-up capital, as of end of period	USD1: RMB	0.1568	USD1: RMB	0.1592

Amounts included in the statement of Operations and statement of cash flows for the period ended	USD1: RMB	0.1511	USD1: RMB	0.1510

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2018:

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

Management’s assessment of the control deficiency over accounting and finance personnel as of June 30, 2018 considered the same factors, including:

●	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;

●	how adequately we complied with U.S. GAAP on transactions; and

●	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel continues to be material weaknesses as of June 30, 2018, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training. Specifically, to address the material weakness related to insufficient accounting resources and process necessary to comply with reporting and compliance requirements of the FASB and SEC, we plan to put additional personnel who have FASB and SEC reporting and compliance knowledge and experience at the Company or search for more advice from outside accounting consultants.

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: August 14, 2018	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: August 14, 2018	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer

