Form 10-Q
period 2018-09-30
CHINA JO-JO DRUGSTORES, INC.
filed 2018-11-14
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 13, 2018, the registrant had 28,936,778 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited condensed consolidated balance sheets as of September 30, 2018 and March 31, 2018	1
	Unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2018 and 2017	2
	Unaudited condensed consolidated statements of cash flows for the three and six months ended September 30, 2018 and 2017	3
	Notes to unaudited condensed consolidated financial statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

PART II	OTHER INFORMATION
Item 5.	Other Information	43
Item 6.	Exhibits	43
Signatures		44

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2018	2018
ASSETS
CURRENT ASSETS
Cash	$6,922,357	$15,132,640
Restricted cash	16,786,612	16,319,551
Financial assets available for sale	162,224	175,140
Notes receivable	223,954	279,082
Trade accounts receivable	7,830,713	8,322,393
Inventories	13,799,438	13,429,568
Other receivables, net	3,826,619	3,098,079
Advances to suppliers	3,234,939	3,447,452
Other current assets	1,484,108	2,116,237
Total current assets	54,270,964	62,320,142

PROPERTY AND EQUIPMENT, net	2,538,901	2,843,640

OTHER ASSETS
Long-term investment	42,268	40,890
Farmland assets	734,951	796,286
Long term deposits	2,269,241	2,501,968
Other noncurrent assets	1,279,651	1,253,352
Intangible assets, net	3,567,044	4,056,414
Total other assets	7,893,155	8,648,910

Total assets	$64,703,020	$73,812,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	22,513,388	25,259,526
Notes payable	15,509,129	19,180,200
Other payables	4,823,881	4,272,523
Other payables - related parties	726,670	850,342
Customer deposits	4,435,964	4,040,867
Taxes payable	91,613	366,040
Accrued liabilities	1,108,740	841,993
Total current liabilities	49,209,385	54,811,491

Purchase option and warrants liability	227,635	138,796
Total liabilities	49,437,020	54,950,287

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 28,936,778 and 28,936,778 shares issued and outstanding as of September 30, 2018 and March 31, 2018	28,937	28,937
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of September 30, 2018 and March 31, 2018	-	-
Additional paid-in capital	43,697,909	43,599,089
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(31,894,456)	(29,661,190)
Accumulated other comprehensive income	2,759,433	3,586,460
Total stockholders’ equity	15,900,932	18,862,405
Noncontrolling interests	(634,932)	-
Total equity	15,266,000	18,862,405
Total liabilities and stockholders’ equity	$64,703,020	$73,812,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three months ended September 30,		For the six months ended September 30,
	2018	2017	2018	2017

REVENUES, NET	$27,409,046	$23,491,043	$50,181,612	$45,161,411

COST OF GOODS SOLD	21,611,945	17,933,446	38,767,708	35,426,153

GROSS PROFIT	5,797,101	5,557,597	11,413,904	9,735,258

SELLING EXPENSES	5,223,523	4,350,772	9,850,501	8,267,631
GENERAL AND ADMINISTRATIVE EXPENSES	2,215,484	2,855,555	3,770,012	4,580,998
TOTAL OPERATING EXPENSES	7,439,007	7,206,327	13,620,513	12,848,629

(LOSS) FROM OPERATIONS	(1,641,906)	(1,648,730)	(2,206,609)	(3,113,371)

INTEREST INCOME	26,060	358,344	73,232	403,243
OTHER INCOME(LOSS), NET	94,582	(8,703)	(20,359)	(38,051)

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	(81,866)	148,427	(88,840)	198,751

(LOSS) BEFORE INCOME TAXES	(1,603,130)	(1,150,662)	(2,242,576)	(2,549,428)

PROVISION FOR INCOME TAXES	(415)	18,047	56,754	38,585

NET (LOSS)	(1,602,715)	(1,168,709)	(2,299,330)	(2,588,013)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(1,448,661)	633,184	(827,027)	1,092,253

COMPREHENSIVE (LOSS)	$(3,051,376)	$(535,525)	$(3,126,357)	$(1,495,760)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	28,936,778	25,214,678	28,936,778	25,214,678
Diluted	28,936,778	25,214,678	28,936,778	25,214,678

EARNINGS PER SHARES:
Basic	$(0.06)	$(0.05)	$(0.08)	$(0.10)
Diluted	$(0.06)	$(0.05)	$(0.08)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,299,330)	$(2,588,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt direct write-off and provision	890,576	1,241,159
Depreciation and amortization	557,930	590,618
Stock based compensation	71,427	689,372
Change in fair value of purchase option derivative liability	88,840	(198,751)
Accounts receivable, trade	(833,992)	(2,138,968)
Notes receivable	32,528	(49,387)
Inventories and biological assets	(1,587,645)	(789,355)
Other receivables	(800,686)	(39,756)
Advances to suppliers	(611,849)	958,032
Other current assets	469,985	(180,048)
Long term deposit	18,851	(813,282)
Other noncurrent assets	(139,597)	(106,981)
Accounts payable, trade	(603,967)	2,911,679
Other payables and accrued liabilities	1,305,221	(181,932)
Customer deposits	773,748	308,252
Taxes payable	(253,496)	(133,285)
Net cash used in operating activities	(2,921,456)	(520,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of financial assets available for sale	88,897	(73,915)
Purchase of financial assets available for sale	(91,099)	-
Acquisition of equipment	(142,681)	(212,358)
Increase in construction-in-progress	-	(473,716)
Increase intangible assets	-	(298,617)
Investment in a joint venture	-	(9,387)
Additions to leasehold improvements	(244,047)	(27,986)
Net cash used in investing activities	(388,930)	(1,095,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(1,947,655)	(503,908)
Proceeds from notes payable	16,177,514	12,664,216
Repayment of notes payable	(18,290,325)	(12,929,115)
Proceeds from equity and debt financing	7,667	-
Repayment of other payables-related parties	(84,543)	(88,698)
Net cash used in financing activities	(4,137,342)	(857,505)

EFFECT OF EXCHANGE RATE ON CASH	(762,555)	947,579

INCREASE IN CASH	(8,210,283)	(1,526,551)

CASH, beginning of year	15,132,640	18,364,424

CASH, end of year	$6,922,357	$16,837,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$57,460	$42,689

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

The Company is an online and offline retailer and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. On March 31, 2017, Jiuxin Management established a subsidiary, Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”) to operates drugstores in Lin’an City. As of September 30, 2018, Jiuzhou Pharmacy has established the following companies, each of which operates a drugstore in Hangzhou City:

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

During the six month period ending September 30, 2018, the Company opened two new stores. All of the new stores were without government insurance reimbursement certificates at their openings.

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

The Company currently conducts its online retail pharmacy business through Jiuzhou Pharmacy, which holds the Company’s online pharmacy license. Prior to November 2015, the Company primarily conducted its online retail pharmacy business through Zhejiang Quannuo Internet Technology Co., Ltd.. In May 2015, the Company established Zhejiang Jianshun Network Technology Co. Ltd, a joint venture with Shanghai Jianbao Technology Co., Ltd. (“Jianshun Network”), in order to develop its online pharmaceutical sales from large commercial medical insurance companies. On September 10, 2015, Renovation set up a new entity Jiuyi Technology to provide additional technical support such as webpage development to our online pharmacy business. In November 2015, the Company sold all of the equity interests of Quannou Technology to six individuals for approximately $17,121 (RMB107,074). After the sale, its technical support function has been transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $14.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out herb farming business	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a controlled subsidiary of Jiuzhou Pharmacy (2)

Entity Name	Background	Ownership
Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation ● Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Jiuben Pharmacy	● Established in the PRC on April 27, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuli Pharmacy	● Established in the PRC on May 22, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuxiang Pharmacy	● Established in the PRC on May 26, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuheng Pharmacy	● Established in the PRC on June 6, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiujiu Pharmacy	● Established in the PRC on June 8, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuyi Pharmacy	● Established in the PRC on June 8, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuyuan Pharmacy	● Established in the PRC on July 13, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiumu Pharmacy	● Established in the PRC on July 21, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Entity Name	Background	Ownership
Jiurui Pharmacy	● Established in the PRC on August, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Shouantang Bio	● Established in the PRC in October, 2014 by Shouantang Technology ● 100% held by Shouantang Technology ● Registered capital of RMB 1,000,000 fully paid ● Sells nutritional supplements under its own brand name	100%

Jiuyi Technology	● Established in the PRC on September 10, 2015 ● 100% held by Renovation ● Technical support to online pharmacy	100%

Kahamadi Bio	● Established in the PRC in May 2016 ● 49% held by Shouantang Bio ● Registered capital of RMB 10 million ● Develop brand name for nutritional supplements	49%

Lin’An Jiuzhou	● Established in the PRC in March 31, 2017 ● 100% held by Jiuxin Management ● Registered capital of RMB 5 million ● Explore retail pharmacy market in Lin’An City	100%

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service had been under the common control of Mr. Lei Liu, Mr. Chong’an Jin and Ms. Li Qi, the three shareholders of Renovation (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting rights agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. The Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: a consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. Because such agreements obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for each of the three companies (as well as subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy, Jiuxin Medicine and Shouantang Bio are consolidated into the financial statements of the Company.

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

The drug retail business is a highly competitive industry in PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. In order to increase our competition advantages and gain more local retail pharmacy market share, during fiscal year 2018, we opened 57 new stores in Hangzhou. As a result, we incurred significant amount of expense related to rental, labor hiring and training, and marketing activities. As the retail pharmaceutical market has become more competitive in recent years, a new store usually cannot make profit in its first year of operation. In fact, we incurred significant expense with limited incremental revenue in the period we opened new stores.

As of September 30, 2018, all but 42 of the new stores are without government insurance reimbursement certificates. It usually takes more than one year for a new store to apply for and obtain the local government insurance reimbursement certificate. Historically, sales reimbursed from the government insurance agency contributes more than half of total revenue in a mature store. We are actively in the process of applying certificates for all of our new stores. As more and more new stores obtain certificates, we expect our new store revenue will increase and eventually contribute positive operating cash flow.

The Company’s principal sources of liquidity consist of existing cash, equity financing, bank facilities from local banks as well as personal loans from its principal shareholders if necessary. On January 23, 2017, we completed a private placement with a single healthcare-focused institutional investor for the purchase of an aggregate of 4,840,000 of our common stock at a price of $2.20 per share and gross proceeds of approximately $10,648,000. The Company has two credit line agreements from two local banks as displayed in detail in Note 14. Approximately $1.52 million bank credit line was still available for further borrowing as of September 30, 2018. Any borrowing therefrom is guaranteed by a third-party guarantor company, and secured by the Company’s assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders.

However, in the event the banks withdraw their credit lines with us, or our existing store performance suddenly deteriorate due to unexpected government policy change, or our operating license is canceled as a result of violation of industry regulation, the Company may or may not obtain alternative financing resources to support its continuing operation. At that time, the Company may not be able to continue to present itself on a going concern basis.

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 14). The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). As of September 30, 2018, the fair values of our derivative instruments that were carried at fair value (See Note 18).

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents	6,922,357	-	$-	6,922,357
Notes payable	-	15,509,129	-	15,509,129
Warrants liability	-	227,635	$-	227,635

Total	6,922,357	15,736,764	$-	22,659,121

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the three and six months ended September 30, 2018.

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

The Company has adopted FASB ASC Topic 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company performed a self-assessment and the Company’s liability for income taxes includes liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2018 and March 31, 2018, the management of the Company considered that the Company had no additional liabilities for uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended September 30, 2018 and 2017, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities, the most significant of which is the China Tax Authority.

Value added tax

Sales revenue represents the invoiced value of goods, net of VAT. All of the Company’s products are sold in the PRC and are subject to a VAT on the gross sales price. Since April 2018, The VAT rates have been adjusted to range up to 16%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded a VAT payable net of payments in the accompanying financial statements.

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended September 30, 2018 and 2017.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $213,382 and $180,639 for the three months ended September 30, 2018 and 2017, respectively, and $405,409 and $320,734 for the six months ended September 30, 2018 and 2017, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at September 30, 2018 and at March 31, 2018 were translated at 1 RMB to 0.1456 USD and at 1 RMB to 0.1592 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended September 30, 2018 and 2017 were at 1 RMB to 0.1518 USD and at 1 RMB to 0.1478 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 75,916) per bank. As of September 30, 2018 and March 31, 2018, the Company had deposits totaling $23,688,866 and $31,433,969 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 75,916) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the three months ended September 30, 2018, three largest vendors accounted for 56.6% of the Company’s total purchases and one vendor accounted for 23.3% of the Company’s total advances to suppliers. For the three months ended September 30, 2017, three largest vendors accounted for 61.3% of the Company’s total purchases and one vendor accounted for 16.8% of the Company’s total advances to suppliers.

For the six months ended September 30, 2018, two vendors accounted for 42.4% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers. For the six months ended September 30, 2017, the Company’s two largest vendors accounted for 39.6% of the Company’s total purchases and the two largest suppliers accounted for more than 10% of total advances to suppliers.

For the three months and six months ended September 30, 2018, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable. For the three months and six months ended September 30, 2017, no customer accounted for more than 10% of the Company’s total sales or more than 10% of total accounts receivable.

Recent Accounting Pronouncements

In February 2016, the FASB issued No. 2016-02 “Leases (Topic 842): Increasing transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.” The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: 1. A public business entity; 2. A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; 3. An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments in this update is permitted for all entities. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08,“Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” which amends the principal versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends the guidance in those areas in the new revenue recognition standard. On April 1, 2018, we adopted the guidance in ASC 606 and all the related amendments and applied the new revenue standard to all contracts using the modified retrospective method. Based on the new standard our revenue recognition policies related to membership rewards programs will change. But the impact of the new revenue standard was not material and there was no adjustment required to the opening balance of retained earnings. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis.

The following is a discussion of the Company’s revenue recognition policies by segment under the new revenue recognition accounting standard:

Pharmacy retail sales

The physical pharmacies sell prescription drugs, OTC drugs, traditional Chinese medicine, nutritional supplements, medical devices and sundry products. Revenue from sales of prescription medicine at drugstores is recognized when the prescription is filled and the customer picks up and pays for the prescription. Revenue from sales of other merchandise at drugstores is recognized at the point of sale, which is when a customer pays for and receives the merchandise. Usually the majority of our merchandise, such as prescription and OTC drugs, are not allowed to be returned after the customers leave the counter. Return of other products, such as sundry products, are minimal. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. Based on historical experience, a reserve for potential loss from denial of reimbursement on certain unqualified drugs is made to the receivables from the government agency. Revenue from medical services is recognized after the service has been rendered to a customer. As revenue from medical services are minimal compared to pharmacy retail sales, it is included as part of the pharmacy retail sales.

Online pharmacy sales

The online pharmacy sells various health products except for prescription drugs. Revenue from online pharmacy sales is recognized when merchandise is shipped to customers. While most deliveries take one day, certain deliveries may take longer depending on a customer’s location. Any loss caused in a shipment will be reimbursed by the Company’s courier company. Our sales policy allows for the return of certain merchandises without reason within seven days after customer’s receipt of the applicable merchandise. A proper sales reserve is made to account for the potential loss from returns from customers. Historically, sales returns seven days after merchandise receipts have been minimal.

Wholesale

Jiuxin Medicine purchases medicine in quantity and distributes products primarily to local pharmacies and medical products dealers. Revenue from sales of merchandise to non-retail customers is recognized when the following conditions are met: (1) persuasive evidence of an arrangement exists (sales agreements and customer purchase orders are used to determine the existence of an arrangement); (2) delivery of goods has occurred and risks and benefits of ownership have been transferred, which is when the goods are received by the customer at its designated location in accordance with the sales terms; (3) the sales price is fixed or determinable; and (4) collectability is probable. Historically, sales returns have been minimal.

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source in each segment for the three and six months ended September 30, 2018:

Three months ended September 30	2018	2017
Retail drugstores
Prescription drugs	$5,270,412	$4,891,435
OTC drugs	7,660,287	6,780,715
Nutritional supplements	1,935,456	1,638,031
TCM	1,689,697	938,688
Sundry products	345,964	362,443
Medical devices	1,234,482	436,303
Total retail revenue	$18,136,298	$15,047,615
Online pharmacy
Prescription drugs	$-	$-
OTC drugs	798,938	1,385,899
Nutritional supplements	211,990	334,806
TCM	20,703	10,182
Sundry products	517,123	422,388
Medical devices	574,094	911,741
Total online revenue	$2,122,848	$3,065,016
Drug wholesale
Prescription drugs	$4,355,706	$3,077,232
OTC drugs	2,629,761	2,248,503
Nutritional supplements	48,216	12,279
TCM	57,458	604
Sundry products	10,775	-
Medical devices	47,984	39,794
Total wholesale revenue	$7,149,900	$5,378,412
Total revenue	$27,409,046	$23,491,043

Six months ended September 30	2018	2017
Retail drugstores
Prescription drugs	$11,079,627	$9,486,789
OTC drugs	14,625,115	12,424,677
Nutritional supplements	2,880,662	2,675,363
TCM	3,272,265	1,951,199
Sundry products	550,825	624,479
Medical devices	1,696,145	905,478
Total retail revenue	$34,104,639	$28,067,985
Online pharmacy
Prescription drugs	$-	$-
OTC drugs	1,574,931	2,503,291
Nutritional supplements	355,086	850,882
TCM	25,632	10,182
Sundry products	1,554,289	841,421
Medical devices	634,779	1,994,929
Total online revenue	$4,144,717	$6,200,705
Drug wholesale
Prescription drugs	$7,775,242	$6,474,633
OTC drugs	3,904,680	4,349,153
Nutritional supplements	73,597	28,537
TCM	79,309	604
Sundry products	15,530	-
Medical devices	83,898	39,794
Total wholesale revenue	$11,932,256	$10,892,721
Total revenue	$50,181,612	$45,161,411

Contract Balances

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example membership points. The consideration received remains a contract liability until goods or services have been provided to the retail customer.

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2018	March 31, 2018
Trade receivable(included in accounts receivable, net)	$7,830,713	$8,322,393
Contract liabilities (included in accrued expenses)	5,176,002	4,461,136

Impact of New Revenue Recognition Standard on Financial Statement Line Items

The Company adopted ASU 2014-09 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts was recorded as an adjustment to retained earnings as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the condensed statement of operation for the six months ended September 30, 2018:

	Impact of Change in Accounting Policy
	As Reported Balances
	For the
	Three Months		Balance
	Ended		without
In thousands	September 30, 2018	Adjustments	Adoption of Topic 606
Condensed Consolidated Statement of Operations:
Net revenues	27,409	(37)	27,372
Cost of revenues	21,612	-	21,612
Gross profit	5,797	(37)	5,760
SELLING EXPENSES	5,224	37	5,187
GENERAL AND ADMINISTRATIVE EXPENSES	2,215	-	2,215
Operating profit	(1,642)	-	(1,642)
Income (loss) before income tax provision	(1,603)	-	(2,243)
Income tax provision	-	-	-
Income (loss) from continuing operations	(1,603)	-	(1,603)
Net income (loss)	(1,603)	-	(1,603)

	Impact of Change in Accounting Policy
	As Reported Balances
	For the
	Six Months		Balance
	Ended		without
In thousands	September 30, 2018	Adjustments	Adoption of Topic 606
Condensed Consolidated Statement of Operations:
Net revenues	50,182	144	50,326
Cost of revenues	38,768	-	38,768
Gross profit	11,414	144	11,558
SELLING EXPENSES	9,851	(144)	9,995
GENERAL AND ADMINISTRATIVE EXPENSES	3,770	-	3,770
Operating profit	(2,207)	-	(2,207)
Income (loss) before income tax provision	(2,243)	-	(2,243)
Income tax provision	57	-	57
Income (loss) from continuing operations	(2,299)	-	(2,299)
Net income (loss)	(2,299)	-	(2,299)

The adoption of ASU 2014-09 has no effect on consolidated balance sheet and statement of cash flow.

NOTE 4 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of September 30, 2018 and March 31, 2018, financial assets available for sale amounted to $162,224 (RMB 1,114,500) and $175,140 (RMB 1,100,000), respectively. In the year ended March 31, 2018, the Company invested a total of $74,890 as a limited partner (LP) in a private equity fund, which is intended to invest in retail pharmaceutical business. The Company has signed an investment agreement with the private equity fund and agreed to invest a total of $295,096 (RMB 2,000,000). Additionally, the Company has signed an investment agreement with Inter Mongolia Songlu Pharmaceutical Co.(“Songlu Pharmaceutical”) and invested a total of $87,334 (RMB600,000), which accounts for 0.5% shares of Songlu Pharmaceutical.

NOTE 5 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	September 30, 2018	March 31, 2018
Accounts receivable	$12,351,161	$12,883,707
Less: allowance for doubtful accounts	(4,520,448)	(4,561,314)
Trade accounts receivable, net	$7,830,713	$8,322,393

For the three months ended September 30, 2018 and 2017, $33,829 and $98,590 in accounts receivable were directly written off respectively. For the six months ended September 30, 2018 and 2017, $64,412 and $124,983 in accounts receivable were directly written off, respectively. As of September 30, 2018 and March 31, 2018, no trade accounts receivables were pledged as collateral for borrowings from financial institutions.

Note 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2018	March 31, 2018
Prepaid rental expenses (1)	$1,296,782	$1,984,856
Prepaid and other current assets	187,326	131,381
Total	$1,484,108	$2,116,237

(1)	Represents store and office rental expenses that were usually prepaid and amortized over the prepayment period.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2018	March 31, 2018
Building	$1,560,683	$1,707,145
Leasehold improvements	7,187,866	7,606,496
Farmland development cost	1,740,785	1,904,151
Office equipment and furniture	5,056,136	5,581,554
Motor vehicles	418,519	456,442
Total	15,963,989	17,255,788
Less: Accumulated depreciation	(11,133,655)	(11,905,893)
Impairment*	(2,291,433)	(2,506,255)
Property and equipment, net	$2,538,901	$2,843,640

*	The variance of impairment from March 31, 2018 to September 30, 2018 is solely caused by exchange rate variance.

Depreciation expenses for property and equipment totaled $212,214 and $171,051 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expenses for property and equipment totaled $431,973 and $576,154 for the six months ended September 30, 2018 and 2017, respectively. There were no fixed assets impaired in the three and six months ended September 30, 2018.

Note 8 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest. As of September 30, 2018 and March 31, 2018, advance to suppliers consist of the following:

	September 30, 2018	March 31, 2018
Advance to suppliers*	$6,533,976	$6,505,545
Less: allowance for unrefundable advances	(3,299,037)	(3,058,092)
Advance to suppliers, net	$3,234,939	$3,447,452

*	In order to achieve a larger rebate for certain merchandise, such as colla coril asini (donkey-hide gelatin), from certain suppliers, the Company made a significant cash advance to such suppliers.

For the three and six months ended September 30, 2018 and 2017, none of the advances to suppliers were written off against previous allowance for unrefundable advances, respectively.

Note 9 – INVENTORY

Inventory consisted of finished goods, valued at $13,799,438 and $13,429,568 as of September 30, 2018 and March 31, 2018, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration dates to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of September 30, 2018 and March 31, 2018.

Note 10 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of September 30, 2018 and March 31, 2018, farmland assets are valued as follows:

	September 30,	March 31,
	2018	2018
Farmland assets	$2,216,471	$2,416,839
Less: Impairment*	(1,481,520)	(1,620,553)
Farmland assets, net	$734,951	$796,286

*	The estimated fair value is estimated to be lower than its investment value as of September 30, 2018 and March 31, 2018.

Note 11 – LONG TERM DEPOSITS, LANDLORDS

As of September 30, 2018 and March 31, 2018, long term deposits amounted to $2,269,241 and $2,501,968, respectively. Long term deposits are money deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid upfront, plus additional deposits.

Note 12 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	September 30, 2018	March 31, 2018
Forest land use rights*	$1,129,275	$1,235,253
Others	150,376	18,099
Total	$1,279,651	$1,253,352

*	The prepayment for lease of forest land use rights is a payment made to a local government in connection with entering into an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of forest land use right was approximately $6,579 and $7,042 for the three months ended September 30, 2018 and 2017, respectively.The amortization of the prepayment for the lease of forest land use right was approximately $13,675 and $13,888 for the six months ended September 30, 2018 and 2017, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

For the year ending September 30,	Amount
2019	$28,529
2020	28,529
2021	28,529
2022	28,529
2023	28,529
Thereafter	986,630

Note 13 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	September 30, 2018	March 31, 2018
License (1)	$1,994,508	$1,967,934
SAP software(2)	503,136	764,104
Land use rights (3)	1,419,416	1,552,622
Total intangible assets	3,917,060	4,284,660
Less: accumulated amortization	(350,016)	(228,246)
Intangible assets, net	$3,567,044	$4,056,414

Amortization expense of intangibles amounted to $87,478 and $7,334 for the three months ended September 30, 2018 and 2017, respectively, and $161,187 and $14,464 for the six months ended September 30, 2018 and 2017, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy, a drugstore chain Jiuzhou Pharmacy acquired in 2014. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. The owners of these acquired drugstores agreed to cease their stores’ business and liquidate all of the stores’ accounts before Jiuzhou Pharmacy acquired them. As a result, Jiuzhou Pharmacy has not obtained any assets or liabilities from the stores, but was able to transfer the certificates to our new stores opened at the same time.

(2)	In 2017, we have installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. As of September 30, 2018, the system has been completely installed and running for eight months in the Company. By automatically connecting commodity flow data with accounting recording, the system minimizes the manual errors made by accounting staff. Additionally, the system provides a view of overall and instant cash information by electronically linking local banking systems with SAP. Additional benefits include automatically-generated customized monthly company performance reports, instant inventory monitoring and reporting, and punctual maintenance of customer and supplier accounts.

(3)	In July 2013, the Company purchased the land use rights of a plot of farmland in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in the near future.

Note 14 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”), and China Merchant Bank (“CMB”) that provided working capital in the form of the following bank acceptance notes at September 30, 2018 and March 31, 2018:

		Origination	Maturity	September 30,	March 31,
Beneficiary	Endorser	date	date	2018	2018
Jiuzhou Pharmacy(1)	HUB	10/10/17	04/10/18		2,552,769
Jiuzhou Pharmacy(1)	HUB	11/24/17	05/24/18		21,972
Jiuzhou Pharmacy(1)	HUB	12/05/17	06/05/18		377,347
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18		1,194,135
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18		1,443,554
Jiuzhou Pharmacy(1)	HUB	02/05/18	08/05/18		2,618,500
Jiuzhou Pharmacy(1)	HUB	03/05/18	09/05/18		3,072,638
Jiuzhou Pharmacy(1)	HUB	11/06/17	05/06/18		3,553,014
Jiuzhou Pharmacy(1)	HUB	12/05/17	06/05/18		1,937,683
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18		1,687,711
Jiuzhou Pharmacy(1)	HUB	04/09/18	10/09/18	1,502,176	-
Jiuzhou Pharmacy(1)	HUB	05/04/18	11/04/18	2,167,359	-
Jiuzhou Pharmacy(1)	HUB	06/29/18	12/29/18	1,860,231	-
Jiuzhou Pharmacy(1)	HUB	07/05/18	01/05/19	2,993,503
Jiuzhou Pharmacy(1)	HUB	08/06/18	02/06/19	1,358,819
Jiuzhou Pharmacy(1)	HUB	08/17/18	02/17/19	278,003
Jiuzhou Pharmacy(1)	HUB	08/31/18	02/28/19	2,303,019
Jiuzhou Pharmacy(1)	HUB	09/05/18	03/05/19	1,878,948
Jiuxin Medicine(2)	CMB	02/02/18	08/02/18		71,648
Jiuxin Medicine(2)	CMB	02/07/18	08/07/18		95,531
Jiuxin Medicine(2)	CMB	03/07/18	09/07/18		538,857
Jiuxin Medicine(2)	CMB	03/15/18	09/15/18		44,842
Jiuxin Medicine(2)	CMB	04/09/18	10/09/18	282,080	-
Jiuxin Medicine(2)	CMB	05/14/18	11/14/18	884,991	-

Total				$15,509,129	$19,180,200

(1)	As of September 30, 2018, the Company had $14,342,058 (RMB 98,531,558) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $14,342,058 (RMB 98,531,558) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $10,206,912 three-year deposit (RMB 70,122,647) deposited into HUB as a collateral for current and future notes payable from HUB. As of March 31, 2018, the Company had $18,429,322 (RMB 115,748,985) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $13,565,300 (RMB 85,199,540) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $7,269,509 three-year deposit (RMB 45,657,584) deposited into HUB as a collateral for current and future notes payable from HUB.

(2)	As of September 30, 2018, the Company had $1,167,071 (RMB 8,017,920) of notes payable from CMB, with restricted cash in the amount of $1,167,072 (RMB 8,017,920) held at the bank. As of March 31, 2018, the Company had $750,878 (RMB 4,716,037) of notes payable from CMB, with restricted cash in the amount of $750,878 (RMB 4,716,037) held at the bank.

As of September 30, 2018, the Company had a credit line of approximately $3.64 million in the aggregate from HUB and BOH. By putting up three-year deposit of $10.21 million and the restricted cash of $3.76 million deposited in the banks, the total credit line was $17.61 million. As of September 30, 2018, the Company had approximately $15.51 million of bank notes payable and approximately $2.10 million bank credit line was still available for further borrowing. The bank notes are secured by a shop of Jiuzhou Pharmacy and guaranteed by the Company’s major shareholders.

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

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

For the three and six months ended September 30, 2018 and 2017, the components of income tax expense consist of the following:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Current:
Federal	-	-	-	-
State	-	-	-	-
Foreign	(415)	18,047	56,754	38,585
	(415)	18,047	56,754	38,585

Deferred:
Federal	-	-	-	-
State	-	-	-	-
Foreign	-	-	-	-
	-	-	-	-
Provision for income taxes	(415)	18,047	56,754	38,585

The following table reconciles the U.S. statutory tax rates with the Company’s effective tax rate for the three and six months ended September 30, 2018 and 2017:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2018	2017	2018	2017
U.S. Statutory rates	21.0%	34.0%	21.0%	34.0%
Foreign income not recognized in the U.S.	(21.0)	(34.0)	(21.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Change in valuation allowance (1)	(15.5)	(18.4)	8.2	(22.9)
Non-deductible expenses-permanent difference (2)	(9.5)	(8.2)	(35.7)	(3.6)
Effective tax rate	0.0%	(1.6)%	(2.5)%	(1.5)%

(1)	Represents a non-taxable expense due to overall increase in allowance for accounts receivable and advances to suppliers.

(2)	The (9.5)% and (8.2)% rate adjustments for the three months ended September 30, 2018 and 2017 and the (35.7)% and (3.6)% rate adjustments for the six months ended September 30, 2018 and 2017 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three and six months ended September 30, 2018 and 2017. As of September 30, 2018, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $1,503,000, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2018. There was no net change in the valuation allowance for the three and six months ended September 30, 2018 and 2017. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The components of the Company’s net deferred tax assets are as follows:

	As of 9/30/2018	As of 9/30/2017

Allowance	679,109	380,025
Long-lived assets impairment	-	-
Depreciation and Amortization	139,483	147,655
Accrued expense	195,760	59,781
Net operating loss carryforward	2,858,926	1,755,691
Foreign Tax Credit Carryover	195,000	195,000
Total deferred tax assets (liabilities):	4,068,277	2,538,152

Valuation allowance	(4,068,277)	(2,538,152)
Net deferred tax assets (liabilities)	-	-

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

As of September 30, 2018 and September 30, 2017, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $816,908, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized by 2032. In addition, the Company carries a foreign tax credit of $195,000. As of September 30, 2018 and September 30, 2017, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to $1,899,812 and $1,713,633, which may be available to reduce future years’ taxable income. As of September 30, 2018 and September 30, 2017, the estimated net operating loss carry forwards for China income tax purposes amounted to $13,553,030 and $7,097,939, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized in next five years.

On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. As a result, we re-measured our net U.S. deferred tax assets at the 21% future tax rate. At December 31, 2017, according to the 2017 Tax Act for estimating our foreign undistributed earnings, we estimated an aggregate deficit in “accumulated earnings and profits,” which is how foreign undistributed earnings are determined for the one-time transition tax and for U.S. income tax purposes. As a result, the one-time transition tax did not have a significant impact on the Company’s FY18 tax provision and there was no undistributed accumulated earnings and profits as of September 30, 2018.

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

Audit periods remain open for review until the statute of limitations has passed, which in the PRC, the Company’s most significant tax jurisdiction, is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.

Note 16 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $346,876 and $276,490 in employment benefits and pension for the three months ended September 30, 2018 and 2017, respectively. The Company contributed $712,512 and $559,734 in employment benefits and pension for the six months ended September 30, 2018 and 2017, respectively.

Note 17 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	September 30, 2018	March 31, 2018
Due to a director and CEO (1) :	726,670	850,342
Total	$726,670	$850,342

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of September 30, 2018 and March 31, 2018, notes payable totaling $0 and $3,253,630 were secured by the personal properties of certain of the Company’s shareholders, respectively. The lien on such shareholders’ properties has been released since July 2018.

The Company leases from Mr. Lei Liu a retail space; the lease expires in September 2018. Rent expenses totaled $4,578 and $4,435 for the three months ended December 31, 2018 and 2017, respectively. Rent expenses totaled $9,110 and $8,870 for the six months ended September 30, 2018 and 2017, respectively. All amounts due and payable have been paid to Mr. Liu as of September 30, 2018.

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

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	September 30, 2018 (1)	March 31, 2018

Stock price	$1.61	$1.35
Exercise price	$3.10	$3.10
Annual dividend yield	0%	0%
Expected term (years)	2.55	2.80
Risk-free interest rate	2.63%	1.98%
Expected volatility	67.96%	68.73%

(1)	As of September 30, 2018, the warrants had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $138,796 as of March 31, 2018. For the three and six months ended September 30, 2018, the Company recognized a loss of $81,865 and $88,840 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $227,635 for the investor warrant and placement agent warrant, collectively, as of September 30, 2018.

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

On March 30, 2018, the Company granted a total of 3,947,100 shares of restricted common stock to its key employees in its retail drugstores and online pharmacy under the Company’s 2010 Equity Incentive Plan, as amended (the “Plan”). The stock awards vested on the grant date. On June 28, 2018, the compensation committee of the Company canceled 225,000 shares granted to the CEO in order to conform aggregate issuances to the 675,000 share limitation set forth in the Plan. The Tax Cuts and Jobs Act of 2017 removed the 162(m) qualified performance based compensation exemption to the $1 million cap on deductions for compensation to covered executives. Section 1.3.2 was in the Plan to permit grants under the Plan to fit within that exemption. As that exemption no longer applies for grants made in 2018 or thereafter, the Plan has been amended to remove the provisions intended to comply with that exemption, including the one in Section 1.3.2. of the Plan. All $5,328,585 expense has been recorded as a service compensation expense in the year ended March 31, 2018.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the three months ended September 30, 2018 and 2017, $0 and $221,859 was recorded as compensation expense. For the six months ended September 30, 2018 and 2017, $0 and $441,306 was recorded as service compensation expense, respectively. As of September 30, 2018, all compensation costs related to stock option compensation arrangements granted have been recognized.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and six months ended September 30, 2018 and 2017, the Company did not make appropriations to statutory reserves.

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

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Net income attributable to controlling interest	$(1,587,417)	$(1,168,709)	$(2,233,270)	$(2,588,013)
Weighted average shares used in basic computation	28,936,778	25,214,678	28,936,778	25,214,678
Diluted effect of purchase options and warrants	-	-	-	-
Weighted average shares used in diluted computation	28,936,778	25,214,678	28,936,778	25,214,678
Income per share – Basic:
Net (loss) attributable to controlling interest	$(0.06)	$(0.05)	$(0.08)	$(0.10)
Loss per share – Diluted:
Net (loss) attributable to controlling interest	$(0.06)	$(0.05)	$(0.08)	$(0.10)

For the three and six months ended September 30, 2018, 967,000 shares underlying employee stock options and 600,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operations for the three months ended September 30, 2018.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$18,136,298	$2,122,848	7,149,900	-	27,409,046
Cost of goods	13,277,943	1,909,403	6,424,599	-	21,611,945
Gross profit	$4,858,355	$213,445	725,301	-	5,797,101
Selling expenses	4,156,319	477,348	589,856	-	5,223,523
General and administrative expenses	1,899,147	57,617	258,720	-	2,215,484
(Loss) income from operations	$(1,197,111)	$(321,520)	(123,275)	-	(1,641,906)
Depreciation and amortization	$400,295	$-	1,227	-	401,522
Total capital expenditures	$216,443	$-	6	-	216,449

The following table presents summarized information by segment of the continuing operations for the three months ended September 30, 2017.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$15,047,615	$3,065,016	5,378,412	-	23,491,043
Cost of goods	10,804,453	2,665,299	4,463,694	-	17,933,446
Gross profit	$4,243,162	$399,717	914,718	-	5,557,597
Selling expenses	2,582,089	459,785	1,308,898	-	4,350,772
General and administrative expenses	2,742,437	107,616	5,361	141	2,855,555
(Loss) income from operations	$(1,081,364)	$(167,684)	(399,541)	(141)	(1,648,730)
Depreciation and amortization	$(416,231)	$-	121,767	(119,461)	(413,925)
Total capital expenditures	$149,568	$-	45,451	-	195,019

The following table presents summarized information of the continuing operation by segment for the six months ended September 30, 2018:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$34,104,639	$4,144,717	11,932,256		50,181,612
Cost of goods	24,441,166	3,650,307	10,676,235		38,767,708
Gross profit	$9,663,473	$494,410	1,256,021		11,413,904
Selling expenses	7,633,996	878,710	1,337,795		9,850,501
General and administrative expenses	3,200,615	244,841	324,556		3,770,012
(Loss) income from operations	$(1,171,138)	$(629,141)	406,330		(2,206,609)
Depreciation and amortization	$530,952	$-	7,013		537,965
Total capital expenditures	$373,715	$-	1,123		374,838

The following table presents summarized information of the continuing operation by segment for the six months ended September 30, 2017:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$28,067,985	$6,200,705	10,892,721		45,161,411
Cost of goods	20,540,661	5,509,797	9,375,695		35,426,153
Gross profit	$7,527,324	$690,908	1,517,026		9,735,258
Selling expenses	5,001,645	975,172	2,290,814		8,267,631
General and administrative expenses	4,012,213	177,905	380,833	10,047	4,580,998
(Loss) income from operations	$(1,486,534)	$(462,169)	(1,154,621)	(10,047)	(3,113,371)
Depreciation and amortization	$(329,242)	$-	204,374		(124,868)
Total capital expenditures	$206,142	$-	6,216		212,358

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company’s net revenue from external customers through its retail drugstores by main product category is as follows:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Prescription drugs	$5,270,412	$4,891,435	$11,079,627	$9,486,789
OTC drugs	7,660,287	6,780,715	14,625,115	12,424,677
Nutritional supplements	1,935,456	1,638,031	2,880,662	2,675,363
TCM	1,689,697	938,688	3,272,265	1,951,199
Sundry products	345,964	362,443	550,825	624,479
Medical devices	1,234,482	436,303	1,696,145	905,478
Total	$18,136,298	$15,047,615	$34,104,639	$28,067,985

The Company’s net revenue from external customers through online pharmacy by main product category is as follows:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Prescription drugs	$-	$-	$-	$-
OTC drugs	798,938	1,385,899	1,574,931	2,503,291
Nutritional supplements	211,990	334,806	355,086	850,882
TCM	20,703	10,182	25,632	10,182
Sundry products	517,123	422,388	1,554,289	841,421
Medical devices	574,094	911,741	634,779	1,994,929
Total	$2,122,848	$3,065,016	$4,144,717	$6,200,705

The Company’s net revenue from external customers through wholesale by main product category is as follows:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Prescription drugs	$4,355,706	$3,077,232	$7,775,242	$6,474,633
OTC drugs	2,629,761	2,248,503	3,904,680	4,349,153
Nutritional supplements	48,216	12,279	73,597	28,537
TCM	57,458	604	79,309	604
Sundry products	10,775	-	15,530	-
Medical devices	47,984	39,794	83,898	39,794
Total	$7,149,900	$5,378,412	$11,932,256	$10,892,721

Note 22 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expenses on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending September 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2019	$4,363,685	$-	$-	$-	$4,363,685
2020	3,592,727	-	-	-	3,592,727
2021	2,835,408	-	-	-	2,835,408
2022	2,199,735	-	-	-	2,199,735
2023	1,440,756	-	-	-	1,440,756
Thereafter	2,063,945	-	-	-	2,063,945

Total rent expense amounted to $1,155,529 and $1,076,749 for the three months ended September 30, 2018 and 2017, respectively. Total rent expense amounted to $2,310,622 and $1,887,461 for the six months ended September 30, 2018 and 2017, respectively.

Note 23 – Subsequent Events

On October 9, 2018, Jiuxin Medicine signed a new credit line agreement with Hangzhou United Bank for a credit line up to $5,094,530 (RMB 35,000,000) for a period from October 9, 2018 to October 8, 2020. Jiuzhou Pharmacy and a third-party company act as guarantors of any borrowing within the credit line.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of September 30, 2018, we had 121 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the six months ended September 30, 2018, we had relocated two of our stores in Hangzhou City.

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

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also planted gingkgo trees but have not incurred sales in the six months ended September 30, 2018.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018		2017
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$27,409,046	100.0%	$23,491,043	100%
Gross profit	$5,797,101	21.2%	$5,557,597	23.7%
Selling expenses	$5,223,523	19.1%	$4,350,772	18.5%
General and administrative expenses	$2,215,484	8.1%	$2,855,555	12.2
Loss from operations	$(1,641,906)	(6.0)%	$(1,648,730)	(7.0)%
Interest income	$26,060	0.1%	$358,344	1.5%
Interest expenses	$-	-%	$-	-%
Other income, net	$94,582	0.3%	$(8,703)	0.0)%
Change in fair value of derivative liability	$(81,866)	(0.3)%	$148,427	0.6%
Income tax expense	$(415)	0.0%	$18,047	0.1%
Net income (loss)	$(1,602,715)	(5.8)%	$(1,168,709)	(5.0)%

Revenue

Due to the growth in our retail drugstores business, revenue increased by $3,918,003 or 16.7% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, offset by the decrease in our online sales and wholesale business. The following table breaks down the revenue for our four business segments for the three months ended September 30, 2018 and 2017:

Revenue by Segment

The following table breaks down the revenue for our four business segments for the three months ended September 30, 2018 and 2017:

	For the three months ended September 30,
	2018		2017
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$18,136,298	66.2%	$15,047,615	64.1%	$3,088,683	20.5%
Revenue from online sales	2,122,848	7.7%	3,065,016	13.0%	(942,168)	(30.7)%
Revenue from wholesale business	7,149,900	26.1%	5,378,412	22.9%	1,771,488	32.9%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$27,409,046	100.0%	$23,491,043	100.0%	$3,918,003	16.7%

Retail drugstores sales, which accounted for approximately 66.2% of total revenue for the three months ended September 30, 2018, increased by $3,088,683, or 20.5% compared to the three months ended September 30, 2017, to $18,136,298. Same-store sales increased by approximately $2,756,098, or 19.7%, while new stores contributed approximately $604,144 in revenue in the three months ended September 30, 2018.

The increase in our retail drugstore sales is primarily due to consumer-facing benefits such as emphasis on onsite medical care, chronic disease management services, incremental DTP (Direct-to-Patient) business caused by continuous hospital medical reform, promotional campaigns such as our fifteen year anniversary sales, and maturing of stores opened a year ago. Convenient onsite medical support at our pharmacies has been our hallmark from the beginning of our business. Suitable medical support from our doctors has proven to be critical to our superior store sales. Linking doctor care with drug sales has become our business guidance in the future. By adding more doctoral service at stores, we have been able to promote our store sales.

DTP drugs are usually low profit margin new medicines not sold at hospitals. As part of the PRC’s recent medical reform package, local governments require the revenue percentage from drug sales at public hospitals to decline year by year. In order to achieve lower drug sales percentage out of their total revenue, the public hospitals chose to abandon sales of low profit margin DTP products first. As the biggest drugstore network in Hangzhou City, quite a few of our stores are located adjacent to local hospitals. Additionally, we have actively contacted local vendors of certain DTP products that we were previously not selling and were able to sell these DTP products in our stores. By opening special counters at some stores and selling more DTP products, sales in our drugstores increased.

Implementing marketing campaigns suited to local communities has been an important tool in driving sales. We usually cooperated with brand-name pharmaceutical manufacturers in our marketing campaigns. Brand-name medical products sales improve our store reputation, which is beneficial to our long-term sales. As September 2018 is our 15 years anniversary, we executed grand store promotions, which contributed dramatically to our sales in the three months ended September 30, 2018.

Furthermore, starting from fiscal 2018, we have accelerated our expansion of new stores, which is expected to generate more retail drugstore revenues. 18 stores has become qualified for municipal government insurance reimbursement after about a year’s operation. Sales reimbursed from municipal government insurance program usually account for more than 50% of our total store sales. As these stores gained such qualification, their sales increased quickly as compared to the previous year. Our store count increased to 122 as of September 30, 2018, compared to 95 stores as of September 30, 2017.

Our online pharmacy sales decreased by approximately $942,168, or 30.7% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The decrease was primarily caused by decline in our sales via various e-commerce platforms, offset by the increase in business referred from Pharmacy Benefit Management (“PBM”) providers, as further explained below, during this three month period. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base.

Our official website sales increased by $84,032 or 18.5% period over period, primarily as we explored more PBM providers, who draw insured from private health insurance company to spend on health products at drugstores. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping a close watch on cost. However, due to the official suspension of OTC drug sales on e-commerce platforms such as Alibaba and strong competition, our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 31.6% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sale of OTC drug category.

Wholesale revenue increased by $1,771,448 or 32.9%. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the increase in the wholesale volume. Additionally, we strategically act as provincial agent for Dong’e Ejiao and sold significant amount of Ejiao with in Zhejiang Province. However, hospitals are still dominating drug retailers in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the three months ended September 30, 2018 and 2017, we have not generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended June 30, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. We have not yet harvested our ginkgo or maidenhair trees. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $239,504 or 4.3% period over period primarily as a result of an increase in revenue from the retail business, which increased significantly in the three months ended September 30, 2018. At the same time, gross margin decreased from 23.7% to 21.2% due to lower retail and online profit margins. The average gross margins for each of our four business segments are as follows:

	For the three months ended September 30,
	2018	2017
Average gross margin for retail drugstores	26.8%	28.2%
Average gross margin for online sales	10.1%	13.0%
Average gross margin for wholesale business	10.1%	17.0%
Average gross margin for farming business	N/A	N/A

Retail gross margin decreased primarily due to the promotion campaigns such as the fifteen year anniversary celebration and government price restrictions on certain drugs sales reimbursed by the government medical insurance program. In order to promote sales in September as a celebration of our fifteen year anniversary, we provided sales discounts such as “buy 2 get 1 free” for certain commodities such as nutritional supplements, which are usually of high profit margin. Although our sales volume and overall gross profit increased, our profit margin decreased accordingly.

Additionally, as a response to national medical expense control, local government has implemented prices restrictions on certain drugs reimbursed by its government insurance program in the quarter ended September 30, 2018. In other words, in order to be reimbursed by the insurance program, local drugstores have to set sale prices of certain drugs in the price control list to be equal to or below the restricted prices the government set. As a result, our gross profit margin has been negatively affected. However, to compromise the effect, we have been choosing replacements for those restricted medicines. Furthermore, we have been actively negotiating with drug vendors to lower our purchase prices. It has proved that we are able to squeeze the prices down significantly as we are the largest drugstores chain in the City. In the future, we expect the gross margin will keep constant.

Gross margin of online pharmacy sales decreased primarily due to intense competition in the online pharmacy industry. We conduct our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. The sales on our own official website usually have higher profit margins because customers referred by commercial insurance companies are premium customers who can afford premium products with higher profit margins. As prices become transparent and comparable online, customers are very sensitive to prices. In order to quickly promote sales of certain OTC drugs, we choose to lower their profit margin. Consequently, our online sales profit margin decreased in the three months ended September 30, 2018.

Wholesale gross margin varies period by period primarily as a result of different products we carry and sell to certain pharmaceutical vendors. In the three months ended September 30, 2018, we have acted as the provincial agent for Dong’e Ejiao and distributed significant amount of Ejiao in Zhejiang Province. As a result, our gross profit margin lowered significantly. Although we have attempted to market our products to major local hospitals and other pharmacies, we have not been able to make significant progress. Until we are able to obtain status as a provincial or national exclusive sales agent for certain popular drugs or have sales access to large local hospitals, we may have to maintain low profit margins in order to drive sales on our wholesale business.

Selling and Marketing Expenses

Selling and marketing expenses increased by $872,751, or 20.1%, as compared to the same period of the last fiscal year, primarily due to increases in marketing and sales staff expenses related to our store expansion, offset by decline in expenses of our wholesale business. We opened approximately more than forty new stores in Hangzhou and ten new stores in Lin’An under Lin’An Jiuzhou. To quickly attract local customers and expand our business, we hired additional in-store staff and arranged various promotion campaigns. For example, during the three months ended September 30, 2018, the total selling expense related to Lin’An Jiuzhou was $182,943 as compared to $77,217 in the three months ended September 30, 2017. Conversely, in the three months ended June 30, 2017, we had quite a few wholesale transactions referred by individual traders who require commissions based on the transaction amount. As a result, we incurred additional selling expenses. Overall, such expenses as a percentage of our revenue kept at 19.1% and 18.5%, in both the three months ended September 30, 2018 and 2017.

General and Administrative Expenses

General and administrative expenses decreased by $640,071, or 22.4%, as compared to the same period of last year. Such expenses as a percentage of revenue decreased to 8.1% from 12.2% for the same period a year ago. In the three months ended September 30, 2018, our bad debt expense decreased by $0.41 million from the same period a year ago. Excluding such an effect, the general and administrative expense only decreased by approximately $230,071 or 8.1%..

Loss from Operations

As a result of the above, we had loss from operations of $1,641,906 in the quarter ended September 30, 2018, as compared to loss from operations of $1,648,730 a year ago. Our operating margin for the three months ended September 30, 2018 and 2017 was (6.0)% and (7.0)%, respectively.

Income Taxes

Our income tax expense decreased by $18,462 period over period due to a decrease in overall profit.

Net (Loss) Income

As a result of the foregoing, net loss is $1,602,175 in the three months ended September 30, 2018 as compared to a net loss of $1,168,709 in the three months ended September 30, 2017.

Comparison of six months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended September 30, 2018 and 2017:

	Six months ended September 30,
	2018		2017
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$50,181,612	100.0%	45,161,411	100.0%
Gross profit	$11,413,904	22.7%	9,735,258	21.6%
Selling expenses	$9,850,501	19.6%	8,267,631	18.3%
General and administrative expenses	$3,770,012	7.5%	4,580,998	10.1%
Loss from operations	$(2,206,609)	(4.4)%	(3,113,371)	(6.9)%
Interest income	73,232	0.1%	403,243	0.9%
Other income, net	$(20,359)	0.0%	(38,051)	(0.1)%
Change in fair value of derivative liability	$(88,840)	(0.2)%	198,751	0.4%
Income tax expense	$56,754	0.1%	38,585	0.1%
Net income (loss)	$(2,299,330)	(4.6)%	(2,588,013)	(5.7)%

Revenue

Primarily due to the increase in our retail pharmacy business and wholesale business, our revenue increased by $5,020,201 or 11.1% for the six months ended September 30, 2018, as compared to the six months ended September 30, 2017, partially offset by the increase in our retail drugstores. The following table breaks down the revenue for our four business segments for the six months ended September 30, 2018 and 2017.

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the six months ended September 30, 2018 and 2017:

	Six months ended September 30,
	2018		2017
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$34,104,639	68.0%	$28,067,985	62.0%	$6,036,654	21.5%
Revenue from online sales	4,144,717	8.3%	6,200,705	14.0%	(2,055,988)	(33.2)%
Revenue from wholesale business	11,932,256	23.8%	10,892,721	24.0%	1,039,535	9.5%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$50,181,612	100.0%	$45,161,411	100.0%	$5,020,201	11.1%

Retail drugstores sales, which accounted for approximately 68.0% of total revenue for the six months ended September 30, 2018, increased by $6,036,654, or 21.5% as compared to the six months ended September 30, 2017, to $34,104,639. Same-store sales increased by approximately $3,583,819, or 13.3%, while new stores contributed approximately $2,153,583 in revenue in the six months ended September 30, 2018.

The increase in our retail drugstore sales is primarily due to consumer-facing benefits such as emphasis on onsite medical care, chronic disease management, incremental DTP (Direct-to-Patient) business caused by continuous hospital medical reform, and maturing of stores opened a year ago. Convenient onsite medical support at our pharmacies has been our hallmark from the beginning of our business. Suitable medical support from our doctors has proven to be critical to our superior store sales. It is our long-term goal to add more medical care into our store chain and create a new retail drugstore model. By adding more medical service at stores, we have been able to promote our store sales.

As the PRC medical reform goes on, more and more drug prescriptions have flowed out of hospitals. DTP drugs are usually low profit margin new medicines not sold at hospitals. As part of such medical reform package, local governments require the revenue percentage from drug sales at public hospitals to decline year by year. In order to achieve lower drug sales percentage out of their total revenue, the public hospitals chose to abandon sales of low profit margin DTP products first. As a biggest drugstores network in Hangzhou City, quite a few of our stores are located adjacent to local hospitals. Additionally, we have actively contacted local vendors of certain DTP products that we previously did not sell and were able to sell these DTP products in our stores. By opening special counters at some stores and selling more DTP products, sales in our drugstores increased.

Furthermore, starting in fiscal 2018, we have accelerated our new store expansion, which is expected to generate more retail drugstore revenues in the future. In fact, 18 stores has become qualified for municipal government insurance reimbursement after about a year’s operation. Sales reimbursed from municipal government insurance program usually account for more than 50% of our total store sales. As these stores gained the qualification, their sales increased quickly as compared to the previous year. Our store count increased to 122 as of September 30, 2018, compared to 95 stores as of September 30, 2017.

Our online pharmacy sales decreased by approximately $2,055,988, or 33.2% for the six months ended September 30, 2018, as compared to the six months ended September 30, 2017. The decrease was primarily caused by decline in our sales via various e-commerce platforms, offset by the increase in business referred from Pharmacy Benefit Management (“PBM”) providers and, as further explained below, during this three months. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base.

Our official website sales increased by $274,293 or 36.6% period over period, primarily as we explored more PBM providers, who draw insured from private health insurance company to spend on health products at drugstores. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping a close watch on cost. However, due to the official suspension of OTC drug sales on e-commerce platforms such as Alibaba and strong competition, our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 44.2% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sale of OTC drug category.

Wholesale revenue increased by $1,039,535 or 9.5%, primarily as a result of our ability to resell certain products, which our retail stores made large orders on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the wholesale volume to grow. Additionally, we strategically act as provincial agent for Dong’e Ejiao and sold significant amount of Ejiao in September within Zhejiang Province. However, hospitals still act as a major source of drug retailers in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the six months ended September 30, 2018 and 2017, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the six months ended September 30, 2018, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $1,678,646 or 17.2% period over period primarily as a result of an increase in gross margin of retail drugstores. At the same time, gross margin increased from 21.6% to 22.7% due to higher retail profit margins. The average gross margins for each of our four business segments are as follows:

	Six months ended September 30,
	2018	2017
Average gross margin for retail drugstores	28.3%	26.8%
Average gross margin for online sales	11.9%	11.1%
Average gross margin for wholesale business	10.5%	13.9%
Average gross margin for farming business	N/A	N/A

Retail gross margins increased primarily because of corporate operational strategy adjustments to focus on high profit margin products, introducing new suppliers, and renegotiating prices with our suppliers periodically,. As mentioned in the above, in the three months ended September 30, 2018, we executed several promotion campaigns such as fifteen year anniversary and adjusted prices of certain drugs reimbursed by the government medical insurance program. However, in the first quarter of fiscal 2019, we were able to keep up with our sale profit margin. In addition, we are able to continuously renegotiate with our vendors and press price down to an acceptable level, we expect to keep our profit margin at a reasonable level in the future.

Gross margin of online pharmacy sales increased primarily due to the increase in our sales via our own official website, as well as due to decrease in sale via third-party platforms, which are usually subject to low profit margin. We conduct our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. The sales on our own official website usually have higher profit margins because customers referred by commercial insurance companies are premium customers who can afford premium products with higher profit margins. As described in the above, during the six months ended September 30, 2018, we achieved more sales from our own official websites. As a result, we incurred higher profit margin. However, as mentioned in the above, in the three months ended September 30, 2018, we kept low profit margins for certain products in order to remain competitive. Excluding such an effect, we should be able to achieve higher profit margin.

Wholesale gross margin increased primarily as a result of different products we carried and sold to certain pharmaceutical vendors. In the six months ended September 30, 2018, we act as the provincial agent for Dong’e Ejiao and distributed significant amount of Ejiao in September within Zhejiang Province. As a result, our gross profit margin lowered significantly. Although we have attempted to market our products to major local hospitals and other pharmacies, we have not been able to make significant progress. Until we are able to obtain status as a provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to maintain low profit margins in order to drive sales on our wholesale business.

Selling and Marketing Expenses

Sales and marketing expenses increased by $1,582,870 or 19.1% period over period, primarily due to increase in marketing and sales staff expense related to our store expansion, offset by decline in expense of our wholesale business. We opened 41 new stores in Hangzhou and ten new stores in Lin’An under Lin’An Jiuzhou. To quickly attract local customers and expand our business, we hired additional in-store staff and arranged various promotion campaigns. For example, during the six months ended September 30, 2018, the total selling expense related to Lin’An Jiuzhou was $338,321 as compared to $85,592 in the six months ended September 30, 2017. Additionally, labor expense included in Jiuzhou Pharmacy selling expense increased by $1.07 million. On the other side, in the six months ended June 30, 2017, we had quite a few wholesale business referred by individual traders who require reward based on the transaction amount. As a result, we incurred additional selling expense. Overall, such expenses as a percentage of our revenue kept at 19.6% and 19.1% in the six months ended September 30, 2018 and 2017.

General and Administrative Expenses

General and administrative expenses decreased by $810,986 or 17.7% period over period. Such expenses as a percentage of revenue decreased to 7.5% from 10.1% for the same period a year ago. In the six months ended September 30, 2018, our bad debt expense decreased by approximately $0.5 million from the same period a year ago.. Excluding such an effect, the general and administrative expense only decreased by $310,986 or 6.7%.

(Loss) from Operations

As a result of the above, we had loss from operations of $2,206,609, as compared to loss from operations of $3,113,371 a year ago. Our operating margin for the six months ended September 30, 2018 and 2017 was (4.4)% and (6.9)%, respectively.

Income Taxes

Our income tax expense increased by $18,169 period over period due to overall increase in operation loss in retail profit.

Net (Loss)

As a result of the foregoing, net loss increased by $288,683 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect. We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$6,152,661	$320	$587,925	$-	$6,740,905
4- 6 months	627,344	19,755	214,751	-	861,850
7- 12 months	221,240	39,074	450,193	-	710,507
Over one year	1,744,764	123,944	2,169,190		4,037,899
Allowance for doubtful accounts	(1,850,027)	(140,565)	(2,529,856)		(4,520,448)
Total accounts receivable	$6,895,982	$42,529	$892,203	$-	$7,830,713

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs. In the three months ended September 30, 2018, we wrote off an approximately $33,673 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement. In addition, as we gained experience in operating online pharmacies with good reputation and have provided online operating and network technical support and consulting services to an online business, which intends to run an online health products shop in Hong Kong in 2016. As a result, we recognized revenue and incurred accounts receivables. As the online business company was not able to make profit from its online shop, it has not paid off its account on time. As a result, we made additional reserve on these aged accounts.

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

Subsequent to September 30, 2018 and through October 31, 2018, we collected approximately $2.7 million in receivables relating to our drugstore business, approximately $1.3 million in receivables relating to our online pharmacy business, approximately $1.7 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$206,284	$-	$1,580,409	$-	$1,786,693
4- 6 months	96,565	-	263,680	-	360,245
7- 12 months	1,470,467	-	510,904	-	1,981,370
Over one year	248,403	-	2,157,265	-	2,405,668
Allowance for doubtful accounts	(889.469)	-	(2,409,569)	-	(3,299,037)
Total advances to suppliers	$1,132,250	$-	$2,102,689	$-	$3,234,939

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchases on certain non-medical products. As a result, our retail chain had little advances to suppliers as of September 30, 2018.

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

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	Six months ended September 30,
	2018	2017
Net cash provided by/used in operating activities	$(2,921,456)	$(520,646)
Net cash provided by/used in investing activities	$(388,930)	$(1,095,979)
Net cash provided by/used in financing activities	$(4,137,342)	$(857,505)

For the six months ended September 30, 2018, cash used in operating activities amounted to $(2,921,456), as compared to $(520,646) a year ago. The change is primarily attributable to a decrease in cash provided by advances to suppliers of $1,569,881, a decrease in cash provided by accounts payable of $3,515,646 offset by an increase of $1,487,153 in other payables and accrued liabilities, an increase in accounts receivable of $1,304,976, and an increase in cash provided by the long term deposit of $832,133.

For the six months ended September 30, 2018, net cash used in investing activities amounted to $(388,930), as compared to $(1,098,979) provided by investing activities a year ago. The change is attributable to increase in construction-in-progress such as SAP system implementation in the six months ended September 30, 2017.

For the six months ended September 30, 2018, net cash provided by financing activities amounted to $(4,137,342), as compared to $(857.505) net cash used in financing activities a year ago. The decrease is primarily due to repayment of notes payable, offset by decrease in restricted cash.

As of September 30, 2018, we had cash of approximately $6,922,357. Our total current assets as of September 30, 2018, were $54,270,964 and total current liabilities were $49,209,385, which resulted in a working capital of $5,061,579.

In order to increase our competition advantages and gain more local retail pharmacy market share, during fiscal year 2018, we opened [57] new stores in Hangzhou. As a result, we incurred significant amount of expense related to rental, labor hiring and training, and marketing activities. As the retail pharmaceutical market becomes more competitive in recent years, a new store usually cannot make profit in its first year of operation. In fact, we incurred significant expense with limited incremental revenue in the period we opened new stores.

At their openings, except for four stores, almost all of the new stores were without government insurance reimbursement certificates. In fact, it usually takes more than one year for a new store to apply for and obtain the local government insurance reimbursement certificate. We have applied for and received certificates in 2 stores in January 2018 and 11 new stores in June 2018. Historically, sales reimbursed from the government insurance agency contribute more than half of total revenue in a mature store. We are actively in the process of applying certificates for all of our new stores. As more and more new stores obtain certificates, we expect our new store revenue will increase and eventually contribute positive operating cash flow.

On January 23, 2017, we completed a private placement with a single healthcare-focused institutional investor for the purchase of an aggregate of 4,840,000 of our common stock at a price of $2.20 per share and gross proceeds of approximately $10,648,000. As of September 30, 2018, we had approximately $1.52 million in our credit line available for further borrowing. We believe that the foregoing sources will collective to meet our liquidity and capital obligations for the next twelve months. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending September 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2019	$4,363,685	$-	$-	$-	$4,363,685
2020	3,592,727	-	-	-	3,592,727
2021	2,835,408	-	-	-	2,835,408
2022	2,199,735	-	-	-	2,199,735
2023	1,440,756	-	-	-	1,440,756
Thereafter	2,063,945	-	-	-	2,063,945

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	September 30, 2018		March 31, 2018
Balance sheet items, except for the registered and paid-up capital, as of end of period	USD1: RMB	0.1456	USD1: RMB	0.1592

Amounts included in the statement of Operations and statement of cash flows for the period ended	USD1: RMB	0.1518	USD1: RMB	0.1510

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2018:

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

Management’s assessment of the control deficiency over accounting and finance personnel as of September 30, 2018 considered the same factors, including:

●	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;

●	how adequately we complied with U.S. GAAP on transactions; and

●	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel continues to be material weaknesses as of September 30, 2018, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training. Specifically, to address the material weakness related to insufficient accounting resources and process necessary to comply with reporting and compliance requirements of the FASB and SEC, we have put additional personnel who have FASB and SEC reporting and compliance knowledge and experience at the Company or search for more advice from outside accounting consultants.

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

The following information is hereby filed to report the voting results of the annual meeting held earlier this year.

On March 26, 2018, the Company held its annual meeting of shareholders for its fiscal year ended March 31, 2017. A quorum was present at the meeting as required by the Bylaws of the Company, as amended. The final voting results for each matter submitted to a vote of shareholders at the meeting are as follows. At the discretion of the Company, no broker non-votes were counted for any of the proposals.

1.	A proposal to elect five directors to the registrant’s board of directors to hold office until the next annual meeting and until their successors are duly elected and qualified:

Director’s Name	Votes For	Votes Against
Lei Liu	16,558,650	7,487
Li Qi	16,558,630	7,507
Caroline Wang	16,412,710	153,427
Taihong Guo	15,996,057	570,080
Genghua Gu	15,995,965	570,172

2.	A proposal to amend the Company’s 2010 Equity Incentive Plan to increase by 2,500,000 shares that are available for issuance thereunder:

For	Against	Abstain
15,934,653	627,392	4,092

3.	A proposal to ratify the appointment of BDO CHINA SHU LUN PAN Certified Public Accountants LLP as the Company's independent registered public accounting firm for the fiscal year ending March 31, 2018:

For	Against	Abstain
16,557,230	5,350	3,557

4.	A proposal to approve, on a non-binding, advisory basis, the compensation of our named executive officers pursuant to the compensation disclosure rules of the Securities and Exchange Commission.

For	Against	Abstain
16,558,278	3,279	4,580

Pursuant to the foregoing votes, Lei Liu, Li Qi, Caroline Wang, Taihong Guo, and Genghua Gu were elected to serve as directors; the Company’s 2010 Equity Incentive Plan was amended to increase by 2,500,000 shares that are available for issuance thereunder; BDO CHINA SHU LUN PAN Certified Public Accountants LLP was ratified as the registrant’s independent registered public accounting firm for the fiscal year ending March 31, 2018; the compensation of the named executive officers as set forth in the Company’s 2017 proxy statement was approved, on an advisory, non-binding basis.

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: November 14, 2018	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: November 14, 2018	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer