Form 10-Q
period 2018-12-31
CHINA JO-JO DRUGSTORES, INC.
filed 2019-02-14
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

As of February 14, 2019, the registrant had 28,936,778 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED December 31, 2018

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited condensed consolidated balance sheets as of December 31, 2018 and March 31, 2018	1
	Unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2018 and 2017	2
	Unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2018 and 2017	3
	Notes to unaudited condensed consolidated financial statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II	OTHER INFORMATION

Item 6.	Exhibits	44
Signatures		45

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2018	2018
ASSETS
CURRENT ASSETS
Cash	$5,619,051	$15,132,640
Restricted cash	14,988,478	16,319,551
Financial assets available for sale	176,560	175,140
Notes receivable	296,687	279,082
Trade accounts receivable	10,637,316	8,322,393
Inventories	10,483,059	13,429,568
Other receivables, net	3,718,546	3,098,079
Advances to suppliers	3,489,010	3,447,452
Other current assets	1,468,188	2,116,237
Total current assets	50,876,895	62,320,142

PROPERTY AND EQUIPMENT, net	8,427,870	2,843,640

OTHER ASSETS
Long-term investment	34,208	40,890
Farmland assets	727,064	796,286
Long term deposits	2,266,420	2,501,968
Other noncurrent assets	1,121,814	1,253,352
Intangible assets, net	3,570,986	4,056,414
Total other assets	7,720,492	8,648,910

Total assets	$67,025,257	$73,812,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	19,223,835	25,259,526
Notes payable	25,271,064	19,180,200
Other payables	3,851,366	4,272,523
Other payables - related parties	726,219	850,342
Customer deposits	1,492,122	4,040,867
Taxes payable	745,518	366,040
Accrued liabilities	1,618,006	841,993
Total current liabilities	52,928,130	54,811,491

Financial liability	79,957
Purchase option and warrants liability	312,751	138,796
Total liabilities	53,320,838	54,950,287

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 28,936,778 and 28,936,778 shares issued and outstanding as of December 31, 2018 and March 31, 2018	28,937	28,937
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of December 31, 2018 and March 31, 2018	-	-
Additional paid-in capital	43,747,589	43,599,089
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(33,572,688)	(29,661,190)
Accumulated other comprehensive income	2,628,814	3,586,460
Total stockholders’ equity	14,141,761	18,862,405
Noncontrolling interests	(437,342)	-
Total equity	13,704,419	18,862,405
Total liabilities and stockholders’ equity	$67,025,257	$73,812,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended December 31,		For the nine months ended December 31,
	2018	2017	2018	2017

REVENUES, NET	$30,916,549	$26,812,242	$81,098,161	$71,973,653

COST OF GOODS SOLD	23,780,763	21,240,629	62,548,471	56,666,782

GROSS PROFIT	7,135,786	5,571,613	18,549,690	15,306,871

SELLING EXPENSES	6,688,577	5,020,971	16,539,078	13,288,602
GENERAL AND ADMINISTRATIVE EXPENSES	2,572,862	2,737,782	6,342,874	7,318,780
TOTAL OPERATING EXPENSES	9,261,439	7,758,753	22,881,952	20,607,382

LOSS FROM OPERATIONS	(2,125,653)	(2,187,140)	(4,332,262)	(5,300,511)

INTEREST INCOME	18,964	76,266	92,196	479,509
OTHER INCOME, NET	32,795	301,292	12,436	263,241

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	(85,115)	221,859	(173,955)	420,610

LOSS BEFORE INCOME TAXES	(2,159,009)	(1,587,723)	(4,401,585)	(4,137,151)

PROVISION FOR INCOME TAXES	47,958	38,106	104,712	76,691

NET LOSS	(2,206,967)	(1,625,829)	(4,506,297)	(4,213,842)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(130,619)	588,543	(957,646)	1,680,796

COMPREHENSIVE LOSS	$(2,337,586)	$(1,037,286)	$(5,463,943)	$(2,533,046)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	28,936,778	25,214,678	28,936,778	25,214,678
Diluted	28,936,778	25,214,678	28,936,778	25,214,678

EARNINGS PER SHARES:
Basic	$(0.06)	$(0.08)	$(0.14)	$(0.17)
Diluted	$(0.06)	$(0.08)	$(0.14)	$(0.17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,506,297)	$(4,213,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt direct write-off and provision	1,266,994	1,948,887
Depreciation and amortization	937,268	1,063,170
Impairment of leasehold improvement	-	(362,737)
Stock based compensation	121,547	976,816
Change in fair value of purchase option derivative liability	173,955	(420,610)
Accounts receivable, trade	(4,061,698)	(4,830,933)
Notes receivable	(43,024)	79,250
Inventories and biological assets	1,828,232)	(2,945,926)
Other receivables	(681,667)	(149,447)
Advances to suppliers	(911,061)	(990,309)
Other current assets	476,909	562,148
Long term deposit	18,548	(1,345,486)
Other noncurrent assets	23,206	(63,263)
Accounts payable, trade	(3,945,980)	853,598
Other payables and accrued liabilities	815,725	(127,969)
Customer deposits	(2,258,202)	387,458
Taxes payable	422,665	(222,207)
Net cash used in operating activities	(10,322,880)	(9,801,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of financial assets available for sale	87,471	-
Purchase of financial assets available for sale	(104,577)	(136,074)
Acquisition of equipment	(5,368,240)	(237,108)
Increase in construction-in-progress	-	(1,125,110)
Increase intangible assets	(29,879)	-
Investment in a joint venture	-	(9,601)
Additions to leasehold improvements	(1,432,060)	(249,097)
Net cash used in investing activities	(6,847,285)	(1,756,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	32,903,549	28,352,683
Repayment of notes payable	(24,930,903)	(22,501,743)
Increase in financial liability	82,167	-
Proceeds from equity and debt financing	7,544	-
Repayment of other payables-related parties	(82,866)	(278,691)
Net cash used in financing activities	7,979,491	5,572,249

EFFECT OF EXCHANGE RATE ON CASH	(1,653,988)	2,408,839

INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(10,844,662)	(3,577,304)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	31,452,191	27,795,810

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$20,607,529	$24,218,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$56,539	$27,856

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

The Company is an online and offline retailer and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. On March 31, 2017, Jiuxin Management established a subsidiary, Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”) to operates drugstores in Lin’an City. As of December 31, 2018, Jiuzhou Pharmacy has established the following companies, each of which operates a drugstore in Hangzhou City:

Entity Name	Date Established
Hangzhou Jiuben Pharmacy Co., Ltd (“Jiuben Pharmacy”)	April 27, 2017

Hangzhou Jiuli Pharmacy Co., Ltd (“Jiuli Pharmacy”)	May 22, 2017

Hangzhou Jiuxiang Pharmacy Co., Ltd (“Jiuxiang Pharmacy”)	May 26, 2017

Hangzhou Jiuheng Pharmacy Co., Ltd (“Jiuheng Pharmacy”)	June 6, 2017

Hangzhou Jiujiu Pharmacy Co., Ltd (“Jiujiu Pharmacy”)	June 8, 2017

Hangzhou Jiuyi Pharmacy Co., Ltd (“Jiuyi Pharmacy”)	June 8, 2017

Hangzhou Jiuyuan Pharmacy Co., Ltd (“Jiuyuan Pharmacy”)	July 13, 2017

Hangzhou Jiumu Pharmacy Co., Ltd (“Jiumu Pharmacy”)	July 21, 2017

Hangzhou Jiurui Pharmacy Co., Ltd (“Jiurui Pharmacy”)	August 4, 2017

Zhejiang Jiuzhou Linjia Medical Investment and Management Co. Ltd (“Linjia Medical”)	September 27, 2017

During the nine month period ending December 31, 2018, the Company opened two new stores. All of the new stores were without government insurance reimbursement certificates at their openings.

The Company’s offline retail business also includes three medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. On December 18, 2013, Jiuzhou Service established, and held 51% of, Hangzhou Shouantang Health Management Co., Ltd. (“Shouantang Health”), a PRC company licensed to sell health care products. Shouantang Health was closed in April 2015. In May 2016, Hangzhou Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”) set up and held 49% of Hangzhou Kahamadi Bio-technology Co., Ltd.(“Kahamadi Bio”), a joint venture specialized in brand name development for nutritional supplements. In 2018, Jiuzhou Pharmacy invested a total of $741,540 (5,100,000RMB) in and held 51% of Zhejiang Jiuzhou Linjia Medical Investment and Management Co. Ltd (“Linjia Medical”), which opened nine new clinics in Hangzhou as of December 31, 2018.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background		Ownership
Renovation	●	Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	●	Established in the PRC on October 14, 2008	100%

	●	Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law

	●	Registered capital of $14.5 million fully paid

Shouantang Technology	●	Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million	100%

	●	Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid

	●	Deemed a WFOE under PRC law

	●	Invests and finances the working capital of Quannuo Technology

Qianhong Agriculture	●	Established in the PRC on August 10, 2010 by Jiuxin Management	100%

	●	Registered capital of RMB 10 million fully paid

	●	Carries out herb farming business

Jiuzhou Pharmacy (1)	●	Established in the PRC on September 9, 2003	VIE by contractual arrangements (2)

	●	Registered capital of RMB 5 million fully paid

	●	Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou

Jiuzhou Clinic (1)	●	Established in the PRC as a general partnership on October 10, 2003	VIE by contractual arrangements (2)

	●	Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores

Jiuzhou Service (1)	●	Established in the PRC on November 2, 2005	VIE by contractual arrangements (2)

	●	Registered capital of RMB 500,000 fully paid

	●	Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores

Jiuxin Medicine	● ●	Established in PRC on December 31, 2003 Acquired by Jiuzhou Pharmacy in August 2011	VIE by contractual arrangements as a controlled subsidiary of Jiuzhou Pharmacy (2)
	●	Registered capital of RMB 10 million fully paid

	●	Carries out pharmaceutical distribution services

Entity Name	Background	Ownership
Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation ● Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Jiuben Pharmacy	● Established in the PRC on April 27, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuli Pharmacy	● Established in the PRC on May 22, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuxiang Pharmacy	● Established in the PRC on May 26, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuheng Pharmacy	● Established in the PRC on June 6, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiujiu Pharmacy	● Established in the PRC on June 8, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuyi Pharmacy	● Established in the PRC on June 8, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuyuan Pharmacy	● Established in the PRC on July 13, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiumu Pharmacy	● Established in the PRC on July 21, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Entity Name	Background	Ownership
Jiurui Pharmacy	● Established in the PRC on August, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Shouantang Bio	● Established in the PRC in October, 2014 by Shouantang Technology ● 100% held by Shouantang Technology ● Registered capital of RMB 1,000,000 fully paid ● Sells nutritional supplements under its own brand name	100%

Jiuyi Technology	● Established in the PRC on September 10, 2015 ● 100% held by Renovation ● Technical support to online pharmacy	100%

Kahamadi Bio	● Established in the PRC in May 2016 ● 49% held by Shouantang Bio ● Registered capital of RMB 10 million ● Develop brand name for nutritional supplements	49%

Lin’An Jiuzhou	● Established in the PRC on March 31, 2017 ● 100% held by Jiuxin Management ● Registered capital of RMB 5 million ● Explore retail pharmacy market in Lin’An City	100%

Linjia Medical	● Established in the PRC on September 27, 2017 ● 51% held by Jiuzhou Pharmacy ● Registered capital of RMB 20 million ● Operates local clinics	VIE by contractual arrangements as a controlled subsidiary of Jiuzhou Pharmacy (2)

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service had been under the common control of Mr. Lei Liu, Mr. Chong’an Jin and Ms. Li Qi, the three shareholders of Renovation (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting rights agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. The Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: a consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. Because such agreements obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for each of the three companies (as well as subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy, Jiuxin Medicine and Shouantang Bio are consolidated into the financial statements of the Company.

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

The drug retail business is a highly competitive industry in PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. In order to increase our competitive advantages and gain more local retail pharmacy market share, during fiscal year 2018, we opened 57 new stores in Hangzhou. As a result, we incurred significant expenses related to rent, hiring and training employees, and marketing activities. As the retail pharmaceutical market has become more competitive in recent years, a new store is generally not profitable in its first year of operation. In fact, we incurred significant expense with limited incremental revenue in the period we opened new stores.

As of December 31, 2018, all but 43 of the new stores have not obtained government insurance reimbursement certificates. It usually takes more than one year for a new store to apply for and obtain the local government insurance reimbursement certificate. Historically, sales reimbursed from the government insurance agency accounts for more than half of total revenue in a mature store. We are actively in the process of applying for certificates for all of our new stores. As more and more new stores obtain certificates, we expect our new store revenue will increase and eventually contribute positive operating cash flow.

The Company’s principal sources of liquidity consist of existing cash, equity financing, bank facilities from local banks as well as personal loans from its principal shareholders if necessary. On January 23, 2017, we completed a private placement with a single healthcare-focused institutional investor for the purchase of an aggregate of 4,840,000 shares of our common stock at a price of $2.20 per share and received gross proceeds of approximately $10,648,000. The Company has two credit line agreements from a local bank as displayed in detail in Note 14. Approximately $2.39 million bank credit line was still available for further borrowing as of December 31, 2018. Any borrowing therefrom is guaranteed by a third-party guarantor company, and secured by the Company’s assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders.

However, in the event the banks withdraw their credit lines with us, or our existing store performance suddenly deteriorates due to unexpected government policy changes, or our operating license is canceled as a result of violation of industry regulations, the Company may or may not be able to obtain alternative financing resources to support its continuing operation. At that time, the Company may not be able to continue to present itself on a going concern basis.

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

The Company has significant cash deposits with suppliers in order to obtain and maintain inventory. The Company’s ability to obtain products and maintain inventory at existing and new locations is dependent upon its ability to post and maintain significant cash deposits with its suppliers. In the PRC, many vendors are unwilling to extend credit terms for product sales and instead require cash deposits to be made. The Company does not generally receive interest on any of its supplier deposits, and such deposits are subject to loss as a result of the creditworthiness or bankruptcy of the party who holds such funds, as well as the risk from illegal acts such as conversion, fraud, theft or dishonesty associated with the third party. If these circumstances were to arise, the Company would find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with its suppliers.

Members of the current management team own controlling interests in the Company and are also the Owners of the VIEs in the PRC. The Company only controls the VIEs through contractual arrangements which obligate it to absorb the risk of loss and to receive the residual expected returns. As such, the controlling shareholders of the Company and the VIEs may cancel these agreements or permit them to expire at the end of the agreement terms, as a result of which the Company would not retain control of the VIEs.

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 14). The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). As of December 31, 2018, the fair values of our derivative instruments that were carried at fair value (See Note 18 and 19).

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents	5,619,051	-	$-	5,619,051
Restricted Cash	14,988,478			14,988,478
Notes payable	-	25,271,064	-	25,271,064
Financial liability			79,957	79,957
Warrants liability	-	312,751	$-	312,751

Total	20,607,529	25,583,815	$79,957	46,271,301

Revenue recognition

Revenue from sales of prescription medicine at drugstores is recognized when the prescription is filled and the customer picks up and pays for the prescription.

Revenue from sales of other merchandise at drugstores is recognized at the point of sale, which occurs when a customer pays for and receives the merchandise. Usually the majority of our merchandise, such as prescription and OTC drugs, are not allowed to be returned after the customers leave the counter. Return of other products, such as sundry products, are minimal. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. Based on historical experience, a reserve for potential loss from denial of reimbursement on certain unqualified drugs is made to the receivables from the government agency.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the three and nine months ended December 31, 2018.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $259,064 and $197,326 for the three months ended December 31, 2018 and 2017, respectively, and $657,968 and $518 060 for the nine months ended December 31, 2018 and 2017, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at December 31, 2018 and at March 31, 2018 were translated at 1 RMB to 0.1454 USD and at 1 RMB to 0.1592 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the nine months ended December 31, 2018 and 2017 were at 1 RMB to 0.1494 USD and at 1 RMB to 0.1512 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are insured up to RMB 500,000 (USD 75,916) per bank. As of December 31, 2018 and March 31, 2018, the Company had deposits totaling $20,593,311 and $31,433,969 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 75,916) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the three months ended December 31, 2018, three largest vendors accounted for 70.3% of the Company’s total purchases and one vendor accounted for 32.6% of the Company’s total advances to suppliers. For the three months ended December 31, 2017, three largest vendors accounted for 31.0% of the Company’s total purchases and one vendor accounted for 13.6% of the Company’s total advances to suppliers.

For the nine months ended December 31, 2018, two vendors accounted for 46.9% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers. For the nine months ended December 31, 2017, the Company’s two largest vendors accounted for 26.1% of the Company’s total purchases and one vendor accounted for 18.1% of the Company’s total advances to suppliers.

For the three months and nine months ended December 31, 2018, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable. For the three months and six months ended December 31, 2017, no customer accounted for more than 10% of the Company’s total sales or more than 10% of total accounts receivable.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230):Classification of Certain Cash Receipts and Cash Payments,” addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The impact of adoption on its Condensed Consolidated Financial Statements for any period presented is not material.

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

In February 2018, the FASB released ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard update addresses a specific consequence of the Tax Cuts and Jobs Act (“U.S. tax reform”) and allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from U.S. tax reform. Consequently, the update eliminates the stranded tax effects that were created as a result of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The Company is required to adopt this standard in the first quarter of fiscal year 2021, with early adoption permitted. The amendments in this update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.We are currently evaluating the impact of adoption on its Condensed Consolidated Financial Statements.

Adoption of New Revenue Recognition Standard

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

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source in each segment for the three and nine months ended December 31, 2018:

Three months ended December 31	2018	2017
Retail drugstores
Prescription drugs	$6,756,073	$5,373,870
OTC drugs	9,393,148	9,168,708
Nutritional supplements	1,869,351	1,883,020
TCM	1,342,768	1,185,004
Sundry products	248,729	180,338
Medical devices	1,257,180	497,282
Total retail revenue	$20,867,249	$18,288,222
Online pharmacy
Prescription drugs	$-	$-
OTC drugs	837,126	1,535,383
Nutritional supplements	220,776	514,952
TCM	28,785	8,802
Sundry products	573,993	224,514
Medical devices	832,526	1,111,396
Total online revenue	$2,493,206	$3,395,047
Drug wholesale
Prescription drugs	$3,933,441	$2,777,566
OTC drugs	3,341,676	2,303,726
Nutritional supplements	167,069	19,123
TCM	77,216	20,876
Sundry products	5,949	-
Medical devices	30,743	7,682
Total wholesale revenue	$7,556,094	$5,128,973
Total revenue	$30,916,549	$26,812,242

Nine months ended December 31	2018	2017
Retail drugstores
Prescription drugs	$17,835,700	$14,860,659
OTC drugs	24,018,263	21,593,385
Nutritional supplements	4,750,013	4,558,383
TCM	4,615,033	3,136,203
Sundry products	799,554	804,817
Medical devices	2,953,326	1,402,760
Total retail revenue	$54,971,889	$46,356,207
Online pharmacy
Prescription drugs	$-	$-
OTC drugs	2,412,057	4,038,674
Nutritional supplements	575,862	1,365,834
TCM	54,417	18,984
Sundry products	2,128,282	1,065,935
Medical devices	1,467,304	3,106,325
Total online revenue	$6,637,922	$9,595,752
Drug wholesale
Prescription drugs	$11,708,683	$9,252,199
OTC drugs	7,246,356	6,652,879
Nutritional supplements	240,666	47,660
TCM	156,525	21,480
Sundry products	21,479	-
Medical devices	114,641	47,476
Total wholesale revenue	$19,488,350	$16,021,694
Total revenue	$81,098,161	$71,973,653

Contract Balances

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example membership points. The consideration received remains a contract liability until goods or services have been provided to the retail customer.

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2018	March 31, 2018
Trade receivable(included in accounts receivable, net)	$10,637,316	$8,322,393
Contract liabilities (included in accrued expenses)	2,196,478	4,461,136

Impact of New Revenue Recognition Standard on Financial Statement Line Items

The Company adopted ASU 2014-09 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts was recorded as an adjustment to retained earnings as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the condensed statement of operation for the three and nine months ended December 31, 2018:

	Impact of Change in Accounting Policy
	As Reported Balances
	For the
	Three Months		Balance
	Ended		without
In thousands	December 31, 2018	Adjustments	Adoption of Topic 606
Condensed Consolidated Statement of Operations:
Net revenues	30,916	(36)	30,880
Cost of revenues	23,780	-	23,776
Gross profit	7,135	(36)	7,099
SELLING EXPENSES	6,688	36	6,724
GENERAL AND ADMINISTRATIVE EXPENSES	2,572	-	2,572
Operating profit	(2,125)	-	(2,125)
Income (loss) before income tax provision	(2,159)	-	(2,159)
Income tax provision	47	-	47
Income (loss) from continuing operations	(2,206)	-	(2,206)
Net income (loss)	(2,206)	-	(2,206)

	Impact of Change in Accounting Policy
	As Reported Balances
	For the
	Nine Months		Balance
	Ended		without
In thousands	December 31, 2018	Adjustments	Adoption of Topic 606
Condensed Consolidated Statement of Operations:
Net revenues	81,098	106	81,024
Cost of revenues	62,548	-	62,548
Gross profit	18,550	106	18,656
SELLING EXPENSES	16,539	(106)	16,433
GENERAL AND ADMINISTRATIVE EXPENSES	6,342	-	6,342
Operating profit	(4,332)	-	(4,332)
Income (loss) before income tax provision	(4,401)	-	(4,401)
Income tax provision	104	-	104
Income (loss) from continuing operations	(4,506)	-	(4,506)
Net income (loss)	(4,506)	-	(4,506)

The adoption of ASU 2014-09 has no effect on consolidated balance sheet and statement of cash flow.

Adoption of Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which amends Accounting Standard Codification (“ASC”) Topic 230. This ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The guidance is required to be applied retrospectively. The Company adopted this new accounting guidance. The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheet to total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows:

	December 31,	March 31,
	2018	2018
Cash and cash equivalents	5,619,051	15,132,640
Restricted cash	14,988,478	16,319,551
Total cash, cash equivalents and restricted cash in the statement of cash flows	20,607,529	31,452,191

Restricted cash in the condensed consolidated balance sheets primarily represents deposits required by a bank as security for its notes payable. The Company has notes payable outstanding with the bank and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. All restricted cash is invested in time deposits and money markets, which are classified within Level 1 of the fair value hierarchy.

Restricted cash activity was previously reported in “Change in restricted cash” within financing activities cash flows on the Company’s condensed consolidated statement of cash flows. The following is a reconciliation of the effect on the relevant line items on the statement of cash flows for the nine months ended December 31, 2017 as a result of adopting this new accounting guidance:

	As
	Previously		As
	Reported	Adjustments	Revised
Nine Months Ended December 31, 2017
Change in restricted cash	-5,743,155	5,743,155	-
Net cash provided by financing activities	-170,906	5,743,155	5,572,249
Effects of exchange rate on cash	1,760,935	647,905	2,408,840
Net decrease in cash, cash equivalents and restricted cash	-9,968,364	6,391,060	-3,577,304
Cash, cash equivalents, and restricted cash at the beginning of the period	18,364,424	9,431,386	27,795,810
Cash, cash equivalents, and restricted cash at the end of the period	8,396,060	15,822,446	24,218,506

Note 4 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of December 31, 2018 and March 31, 2018, financial assets available for sale amounted to $176,560 (RMB1,214,500) and $175,140 (RMB 1,100,000), respectively. In the year ended March 31, 2018, the Company invested a total of $159,915 as a limited partner (LP) in a private equity fund (PE fund), which is intended to invest in retail pharmaceutical business. However, as the PE fund has not been able to use its proceeds, it agreed to refund $85,118 (RMB585,000) as of December 31, 2018. Additionally, the Company has signed an investment agreement with Inter Mongolia Songlu Pharmaceutical Co.(“Songlu Pharmaceutical”) and invested a total of $87,225 (RMB600,000), which accounts for 0.5% shares of Songlu Pharmaceutical. The Company has also invested in a mutual fund a total of $14,538 (RMB100,000), which can be liquidated by giving notice.

Note 5 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	December 31, 2018	March 31, 2018
Accounts receivable	$15,489,718	$12,883,707
Less: allowance for doubtful accounts	(4,852,402)	(4,561,314)
Trade accounts receivable, net	$10,637,316	$8,322,393

For the three months ended December 31, 2018 and 2017, $36,077 and $33,738 in accounts receivable were directly written off respectively. For the nine months ended December 31, 2018 and 2017, $64,412 and $158,721 in accounts receivable were directly written off, respectively. As of December 31, 2018 and March 31, 2018, no trade accounts receivables were pledged as collateral for borrowings from financial institutions.

Note 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31, 2018	March 31, 2018
Prepaid rental expenses (1)	$1,285,752	$1,984,856
Prepaid and other current assets	182,436	131,381
Total	$1,468,188	$2,116,237

(1)	Represents store and office rental expenses that were usually prepaid and amortized over the prepayment period.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2018	March 31, 2018
Building*	$6,280,935	$1,707,145
Leasehold improvements	8,338,779	7,606,496
Farmland development cost	1,738,621	1,904,151
Office equipment and furniture	5,252,629	5,581,554
Motor vehicles	579,891	456,442
Total	22,190,875	17,255,788
Less: Accumulated depreciation	(11,474,422)	(11,905,893)
Impairment**	(2,288,583)	(2,506,255)
Property and equipment, net	$8,427,870	$2,843,640

*	The increase of property and equipment from March 31, 2018 to December 31, 2018 is due to the purchase of Yueming shop, a new store which cost $4,722,193 (RMB32,482,394). The new store is located downtown south Hangzhou and adjacent to a super shopping mall. The Company plans to create a new flagship store.
**	The variance of impairment from March 31, 2018 to December 31, 2018 is solely caused by exchange rate variance.

Depreciation expenses for property and equipment totaled $338,946 and $406,048 for the three months ended December 31, 2018 and 2017, respectively. Depreciation expenses for property and equipment totaled $770,919 and $982,202 for the nine months ended December 31, 2018 and 2017, respectively. There were no fixed assets impaired in the three and nine months ended December 31, 2018.

Note 8 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest. As of December 31, 2018 and March 31, 2018, advance to suppliers consist of the following:

	December 31, 2018	March 31, 2018
Advance to suppliers*	$6,826,569	$6,505,545
Less: allowance for unrefundable advances	(3,337,559)	(3,058,092)
Advance to suppliers, net	$3,489,010	$3,447,452

*	In order to achieve a larger rebate for certain merchandise, such as colla coril asini (donkey-hide gelatin), from certain suppliers, the Company made a significant cash advance to such suppliers.

For the three and nine months ended December 31, 2018 and 2017, none of the advances to suppliers were written off against previous allowance for unrefundable advances, respectively.

Note 9 – INVENTORY

Inventory consisted of finished goods, valued at $10,483,059 and $13,429,568 as of December 31, 2018 and March 31, 2018, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration dates to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of December 31, 2018 and March 31, 2018.

Note 10 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of December 31, 2018 and March 31, 2018, farmland assets are valued as follows:

	December 31,	March 31,
	2018	2018
Farmland assets	$2,206,741	$2,416,839
Less: Impairment*	(1,479,677)	(1,620,553)
Farmland assets, net	$727,064	$796,286

*	The estimated fair value is estimated to be lower than its investment value as of December 31, 2018 and March 31, 2018.

Note 11 – LONG TERM DEPOSITS, LANDLORDS

As of December 31, 2018 and March 31, 2018, long term deposits amounted to $2,266,420 and $2,501,968, respectively. Long term deposits are money deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid upfront, plus additional deposits.

Note 12 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	December 31, 2018	March 31, 2018
Forest land use rights*	$1,089,421	$1,235,253
Others	32,393	18,099
Total	$1,121,814	$1,253,352

*	The prepayment for lease of forest land use rights is a payment made to a local government in connection with entering into an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of forest land use right was approximately $6,812 and $7,765 for the three months ended December 31, 2018 and 2017, respectively. The amortization of the prepayment for the lease of forest land use right was approximately $20,487 and $21,653 for the nine months ended December 31, 2018 and 2017, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

For the year ending December 31,	Amount
2019	$28,071
2020	28,071
2021	28,071
2022	28,071
2023	28,071
Thereafter	949,066

Note 13 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	December 31, 2018	March 31, 2018
License (1)	$1,863,603	$1,967,934
SAP software(2)	660,010	764,104
Land use rights (3)	1,417,651	1,552,622
Total intangible assets	3,941,264	4,284,660
Less: accumulated amortization	(370,279)	(228,246)
Intangible assets, net	$3,570,986	$4,056,414

Amortization expense of intangibles amounted to $50,342 and $38,412 for the three months ended December 31, 2018 and 2017, respectively, and $166,349 and $52,876 for the nine months ended December 31, 2018 and 2017, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy, a drugstore chain Jiuzhou Pharmacy acquired in 2014. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. The owners of these acquired drugstores agreed to cease their stores’ business and liquidate all of the stores’ accounts before Jiuzhou Pharmacy acquired them. As a result, Jiuzhou Pharmacy has not obtained any assets or liabilities from the stores, but was able to transfer the certificates to our new stores opened at the same time.

(2)	In 2017, we have installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many Fortune 500 companies. As of December 31, 2018, the system has been completely installed and has been running for eleven months in the Company. By automatically connecting commodity flow data with accounting recording, the system minimizes the manual errors made by accounting staff. Additionally, the system provides a view of overall and instant cash information by electronically linking local banking systems with SAP. Additional benefits include automatically-generated customized monthly company performance reports, instant inventory monitoring and reporting, and punctual maintenance of customer and supplier accounts.

(3)	In July 2013, the Company purchased the land use rights of a plot of farmland in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in the near future.

Note 14 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Bank of Hangzhou (“BOH”), and China Merchant Bank (“CMB”) that provided working capital in the form of the following bank acceptance notes at December 31, 2018 and March 31, 2018:

		Origination	Maturity	December 31,	March 31,
Beneficiary	Endorser	date	date	2018	2018
Jiuzhou Pharmacy(1)	HUB	10/10/17	04/10/18		2,552,769
Jiuzhou Pharmacy(1)	HUB	11/24/17	05/24/18		21,972
Jiuzhou Pharmacy(1)	HUB	12/05/17	06/05/18		377,347
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18		1,194,135
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18		1,443,554
Jiuzhou Pharmacy(1)	HUB	02/05/18	08/05/18		2,618,500
Jiuzhou Pharmacy(1)	HUB	03/05/18	09/05/18		3,072,638
Jiuzhou Pharmacy(1)	HUB	11/06/17	05/06/18		3,553,014
Jiuzhou Pharmacy(1)	HUB	12/05/17	06/05/18		1,937,683
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18		1,687,711
Jiuzhou Pharmacy(1)	HUB	11/06/18	05/06/19	488,767	-
Jiuzhou Pharmacy(1)	HUB	12/12/18	06/12/19	2,182,572	-
Jiuzhou Pharmacy(1)	HUB	12/20/18	03/20/19	110,767	-
Jiuzhou Pharmacy(1)	HUB	12/20/18	06/20/19	1,046,714
Jiuzhou Pharmacy(1)	HUB	12/29/18	06/29/19	5,372,061
Jiuzhou Pharmacy(1)	HUB	07/05/18	01/05/19	2,989,780
Jiuzhou Pharmacy(1)	HUB	08/06/18	02/06/19	1,357,129
Jiuzhou Pharmacy(1)	HUB	08/17/18	02/17/19	277,657
Jiuzhou Pharmacy(1)	HUB	08/31/18	02/28/19	2,300,155
Jiuzhou Pharmacy(1)	HUB	09/05/18	03/05/19	1,876,612
Jiuxin Medicine(2)	HUB	10/11/18	04/11/19	4,353,836
Jiuxin Medicine(2)	HUB	11/07/18	05/07/19	2,915,014
Jiuxin Medicine(2)	CMB	02/02/18	08/02/18		71,648
Jiuxin Medicine(2)	CMB	02/07/18	08/07/18		95,530
Jiuxin Medicine(2)	CMB	03/07/18	09/07/18		538,857
Jiuxin Medicine(2)	CMB	03/15/18	09/15/18		44,842

Total				$25,271,064	$19,180,200

(1)	As of December 31, 2018, the Company had $25,271,064 (RMB 173,831,238) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $14,723,476 (RMB 101,277,889) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $10,194,220three-year deposit (RMB 70,122,647) deposited into HUB as a collateral for current and future notes payable from HUB. As of March 31, 2018, the Company had $18,429,322 (RMB 115,748,985) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $13,565,300 (RMB 85,199,540) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $7,269,509 three-year deposit (RMB 45,657,584) deposited into HUB as a collateral for current and future notes payable from HUB.

(2)	As of December 31, 2018, the Company had $0 (RMB0) of notes payable from CMB, with restricted cash in the amount of $0 (RMB0) held at the bank. As of March 31, 2018, the Company had $750,878 (RMB 4,716,037) of notes payable from CMB, with restricted cash in the amount of $750,878 (RMB 4,716,037) held at the bank.

As of December 31, 2018, the Company had a credit line of approximately $12.94 million in the aggregate from HUB. By putting up a three-year deposit of $10.19 million and the restricted cash of $4.53 million deposited in the banks, the total credit line was $27.66 million. As of December 31, 2018, the Company had approximately $25.27 million of bank notes payable and approximately $2.39 million bank credit line was still available for further borrowing. The bank notes are secured by three shops of Jiuzhou Pharmacy and guaranteed by the Company’s major shareholders.

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

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

For the three and six months ended December 31, 2018 and 2017, the components of income tax expense consist of the following:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
Current:
Federal	-	-	-	-
State	-	-	-	-
Foreign	47,958	38,106	104,712	76,691
	47,958	38,106	104,712	76,691

Deferred:
Federal	-	-	-	-
State	-	-	-	-
Foreign	-	-	-	-
	-	-	-	-
Provision for income taxes	47,958	38,106	104,712	76,691

The following table reconciles the U.S. statutory tax rates with the Company’s effective tax rate for the three and nine months ended December 31, 2018 and 2017:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
U.S. Statutory rates	21.0%	34.0%	21.0%	34.0%
Foreign income not recognized in the U.S.	(21.0)	(34.0)	(21.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Change in valuation allowance (1)	(25.0)	(25.0)	(25.0)	(25.0)
Non-deductible expenses-permanent difference (2)	(2.2)	(2.4)	(2.4)	(1.9)
Effective tax rate	(2.2)%	(2.4)%	(2.4)%	(1.9)%

(1)	Represents a non-taxable expense due to overall increase in allowance for accounts receivable and advances to suppliers.

(2)	The (2.2)% and (2.4)% rate adjustments for the three months ended December 31, 2018 and 2017 and the (2.4)% and (1.9)% rate adjustments for the nine months ended December 31, 2018 and 2017 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax.

Jo-Jo Drugstores is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three and nine months ended December 31, 2018 and 2017. As of December 31, 2018, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $1,503,000, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized by 2032. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2018. There was no net change in the valuation allowance for the three and nine months ended December 31, 2018 and 2017. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The components of the Company’s net deferred tax assets are as follows:

	As of 12/31/2018	As of 12/31/2017

Allowance	771,675	584,427
Long-lived assets impairment	-	-
Depreciation and Amortization	139,483	147,655
Accrued expense	420,143	140,124
Net operating loss carryforward	2,859,896	1,765,468
Foreign Tax Credit Carryover	195,000	195,000
Total deferred tax assets (liabilities):	4,386,197	2,832,673

Valuation allowance	(4,386,197)	(2,832,673)
Net deferred tax assets (liabilities)	-	-

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Assumptions used to forecast future taxable income often require significant judgment. More weight is given to objectively verifiable evidence. In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, a valuation allowance will be established against deferred tax assets in the period in which we make such determination. The need to establish a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.

As of December 31, 2018 and December 31, 2017, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $816,908, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized by 2032. In addition, the Company carries a foreign tax credit of $195,000. As of December 31, 2018 and December 31, 2017, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to $1,905,689 and $1,772,884, which may be available to reduce future years’ taxable income. As of December 31, 2018 and December 31, 2017, the estimated net operating loss carry forwards for China income tax purposes amounted to $14,820,829 and $8,236,919, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized in next five years.

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

Note 16 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $338,083 and $312,701 in employment benefits and pension for the three months ended December 31, 2018 and 2017, respectively. The Company contributed $1,039,163 and $872,435 in employment benefits and pension for the nine months ended December 31, 2018 and 2017, respectively.

Note 17 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	December 31, 2018	March 31, 2018
Due to a director and CEO (1) :	726,219	850,342
Total	$726,219	$850,342

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of December 31, 2018 and March 31, 2018, notes payable totaling $0 and $3,253,630 were secured by the personal properties of certain of the Company’s shareholders, respectively. The lien on such shareholders’ properties has been released since July 2018.

The Company leases a retail space from Mr. Lei Liu. The lease expires in September 2020. Rent expenses totaled $16,136 and $4,536 for the three months ended December 31, 2018 and 2017, respectively. Rent expenses totaled $25,100 and $12,959 for the nine months ended December 31, 2018 and 2017, respectively. All amounts due and payable have been paid to Mr. Liu as of December 31, 2018.

Note 18 – Financial Liability

To encourage operating teams, which consists of doctors and nurses, to devote their efforts to run clinics, Linjia Medical allows them to put deposits in the clinic where doctors and nurses work, and take shares in any profit of the clinic. The principal amounts of the deposits are refundable if the doctors and nurses leave the clinic. In order to properly reflect Linjia Medical’s liabilities, the Company reclassifies the deposits of $79,957 (RMB550,000) as financial liability as of December 31, 2018.

Note 19 – WARRANTS

In connection with the registered direct offering closed on July 19, 2015, the Company issued a warrant to an investor to purchase up to 600,000 shares of common stock at an exercise price of $3.10 per share. The warrant became exercisable on January 19, 2016 and will expire on January 18, 2021. In connection with the offering, the Company also issued a warrant to its placement agent of this offering, pursuant to which the agent may purchase up to 6% of the aggregate number of shares of common stock sold in the offering, i.e. 72,000 shares. Such warrant has the same terms as the warrant issued to investor in the offering.

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	December 31, 2018 (1)	March 31, 2018

Stock price	$2.00	$1.35
Exercise price	$3.10	$3.10
Annual dividend yield	0%	0%
Expected term (years)	2.30	2.80
Risk-free interest rate	2.48%	1.98%
Expected volatility	67.70%	68.73%

(1)	As of December 31, 2018, the warrants had not been exercised.

Upon evaluation, as the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $138,796 as of March 31, 2018. For the three and nine months ended December 31, 2018, the Company recognized a loss of $85,116 and $116,522 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $312,751 for the investor warrant and placement agent warrant, collectively, as of December 31, 2018.

Note 20 – STOCKHOLDER’S EQUITY

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

Stock options

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the three months ended December 31, 2018 and 2017, $0 and $65,585 was recorded as compensation expense. For the nine months ended December 31, 2018 and 2017, $0 and $313,651 was recorded as service compensation expense, respectively. As of December 31, 2018, all compensation costs related to stock option compensation arrangements granted have been recognized.

Statutory reserves

Statutory reserves represent restricted retained earnings. Under Chinese law, the Company is required to set aside 10% of its net income as reported in its statutory accounts into the Statutory Surplus Reserve Fund (the “Reserve Fund”) annually. Once the total amount set aside in the Reserve Fund reaches 50% of the entity’s registered capital, further appropriations become discretionary. The Reserve Fund can be used to increase the entity’s registered capital upon approval by relevant government authorities or eliminate its future losses under PRC GAAP upon a resolution by its board of directors. The Reserve Fund is not distributable to shareholders, as cash dividends or otherwise, except in the event of liquidation.

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and nine months ended December 31, 2018 and 2017, the Company did not make appropriations to statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 21 – (LOSS) INCOME PER SHARE

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

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Net income attributable to controlling interest	$(1,678,231)	$(1,625,829)	$(3,911,501)	$(4,213,842)
Weighted average shares used in basic computation	28,936,778	25,214,678	28,936,778	25,214,678
Diluted effect of purchase options and warrants	-	-	-	-
Weighted average shares used in diluted computation	28,936,778	25,214,678	28,936,778	25,214,678
Income per share – Basic:
Net (loss) attributable to controlling interest	$(0.06)	$(0.08)	$(0.14)	$(0.17)
Loss per share – Diluted:
Net (loss) attributable to controlling interest	$(0.06)	$(0.08)	$(0.14)	$(0.17)

For the three and nine months ended December 31, 2018, 967,000 shares underlying employee stock options and 600,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operations for the three months ended December 31, 2018.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$20,867,250	$2,493,205	7,556,094	-	30,916,549
Cost of goods	14,903,761	2,232,994	6,644,008	-	23,780,763
Gross profit	$5,963,489	$260,211	912,086	-	7,135,786
Selling expenses	4,819,081	438,235	1,431,261	-	6,688,577
General and administrative expenses	1,443,634	47,703	1,081,525	-	2,572,862
Loss income from operations	$(299,226)	$(225,727)	(1,600,700	-	(2,125,653)
Depreciation and amortization	$449,893	$-	433	-	450,326
Total capital expenditures	$6,415,414	$-	314	-	6,415,728

The following table presents summarized information by segment of the continuing operations for the three months ended December 31, 2017.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$18,288,222	$3,395,047	5,128,973	-	26,812,242
Cost of goods	13,686,969	3,134,767	4,418,893	-	21,240,629
Gross profit	$4,601,253	$260,280	710,080	-	5,571,613
Selling expenses	3,509,018	572,397	939,556	-	5,020,971
General and administrative expenses	930,689	174,865	1,615,560	16,668	2,737,782
Income (Loss) from operations	$161,546	$(486,982)	(1,845,036)	(16,668)	(2,187,140)
Depreciation and amortization	$(525,203)	$-	4,649	-	(520,554)
Total capital expenditures	$8,9495	$-	4,711	-	94,206

The following table presents summarized information of the continuing operation by segment for the nine months ended December 31, 2018:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$54,971,889	$6,637,922	19,488,350		81,098,161
Cost of goods	39,344,927	5,883,301	17,320,243		62,548,471
Gross profit	$15,626,962	$754,621	2,168,107		18,549,690
Selling expenses	12,453,077	1,316,945	2,769,056		16539,078
General and administrative expenses	4,644,077	292,544	1,406,081		6,342,874
Loss from operations	$(1,470,364)	$(854,868)	(2,007,030)		(4,332,262)
Depreciation and amortization	$980,845	$-	7,446		988,291
Total capital expenditures	$6,789,129	$-	1,437		6,790,566

The following table presents summarized information of the continuing operation by segment for the nine months ended December 31, 2017:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$46,356,207	$9,595,752	16,021,694	-	71,973,653
Cost of goods	34,227,630	8,644,564	13,794,588	-	56,666,782
Gross profit	$12,128,577	$951,188	2,227,106	-	15,306,871
Selling expenses	8,510,663	1,547,569	3,230,370	-	13,288,602
General and administrative expenses	4,942,902	352,770	1,996,393	26,715	7,318,780
Loss income from operations	$(1,324,988)	$(949,151)	(2,999,657)	(26,715)	(5,300,511)
Depreciation and amortization	$(854,445)	$-	209,023	-	(645,422)
Total capital expenditures	$295,637	$-	10,927	-	306,564

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company’s net revenue from external customers through its retail drugstores by main product category is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Prescription drugs	$6,756,073	$5,373,870	$17,835,700	$14,860,659
OTC drugs	9,393,148	9,168,708	24,018,263	21,593,385
Nutritional supplements	1,869,351	1,883,020	4,750,013	4,558,383
TCM	1,342,768	1,185,004	4,615,033	3,136,203
Sundry products	248,729	180,338	799,554	804,817
Medical devices	1,257,180	497,282	2,953,326	1,402,760
Total	$20,867,249	$18,288,222	$54,971,889	$46,356,207

The Company’s net revenue from external customers through online pharmacy by main product category is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Prescription drugs	$-	$-	$-	$-
OTC drugs	837,126	1,535,383	2,412,057	4,038,674
Nutritional supplements	220,776	514,952	575,862	1,365,834
TCM	28,785	8,802	54,417	18,984
Sundry products	573,993	224,514	2,128,282	1,065,935
Medical devices	832,526	1,111,396	1,467,304	3,106,325
Total	$2,493,206	$3,395,047	$6,637,922	$9,595,752

The Company’s net revenue from external customers through wholesale by main product category is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Prescription drugs	$3,933,441	$2,777,566	$11,708,683	$9,252,199
OTC drugs	3,341,676	2,303,726	7,246,356	6,652,879
Nutritional supplements	167,069	19,123	240,666	47,660
TCM	77,216	20,876	156,525	21,480
Sundry products	5,949	-	21,479	-
Medical devices	30,743	7,682	114,641	47,476
Total	$7,556,094	$5,128,973	$19,488,350	$16,021,694

Note 23 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expenses on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending September 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2019	$4,590,468	$-	$-	$-	$4,590,468
2020	3,699,758	-	-	-	3,699,758
2021	2,799,515	-	-	-	2,799,515
2022	2,013,152	-	-	-	2,013,152
2023	1,342,827	-	-	-	1,342,827
Thereafter	1,762,033	-	-	-	1,762,033

Total rent expense amounted to $1,194,247 and $1,184,452 for the three months ended December 31, 2018 and 2017, respectively. Total rent expense amounted to $3,586,552 and $3,114,851 for the nine months ended December 31, 2018 and 2017, respectively.

Note 24 – Subsequent Events

The Company’s management has evaluated subsequent events through the date these financial statements were issued, and there were no material subsequent events requiring adjustments to the financial statements or disclosure.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM available on site for consultation, examination and treatment of common ailments at scheduled hours. As of December 31, 2018, we had 122 pharmacies in Hangzhou under the store brand of “Jiuzhou Grand Pharmacy.” During the nine months ended December 31, 2018, we relocated eleven of our stores in Hangzhou City.

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

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also planted gingko trees but have not incurred sales in the nine months ended December 31, 2018.

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

Results of Operations

Comparison of the three months ended December 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended December 31, 2018 and 2017:

	Three months ended December 31,
	2018		2017
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$30,916,549	100.0%	$26,812,242	100.0%
Gross profit	$7,135,786	23.1%	$5,571,613	20.8%
Selling expenses	$6,688,577	21.6%	$5,020,971	18.7%
General and administrative expenses	$2,572,862	8.3%	$2,737,782	10.2
Loss from operations	$(2,125,653)	(6.9)%	$(2,187,140)	(8.2)%
Interest income	$18,964	0.1%	$76,266	0.3%
Interest expenses	$-	-%	$-	-%
Other income, net	$32,795	0.1%	$301,292	1.1%
Change in fair value of derivative liability	$(85,115)	(0.3)%	$221,859	0.8%
Income tax expense	$47,958	0.2%	$38,106	0.1%
Net income (loss)	$(2,206,967)	(7.1)%	$(1,625,829)	(6.1)%

Revenue

Due to the growth in our retail drugstores business and wholesale business, revenue increased by $4,104,307 or 15.3% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, offset by the decrease in our online sales. The following table breaks down the revenue for our four business segments for the three months ended December 31, 2018 and 2017:

Revenue by Segment

The following table breaks down the revenue for our four business segments for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31,
	2018		2017
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$20,867,249	67.5%	$18,288,222	68.2%	$2,579,027	14.1%
Revenue from online sales	2,493,206	8.1%	3,395,047	12.7%	(901,841)	(26.6)%
Revenue from wholesale business	7,556,094	24.4%	5,128,973	19.1%	2,427,121	47.3%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$30,916,549	100.0%	$26,812,242	100.0%	$4,104,307	15.3%

Retail drugstores sales, which accounted for approximately 67.5% of total revenue for the three months ended December 31, 2018, increased by $2,579,027, or 14.1% compared to the three months ended December 31, 2017, to $18,288,222. Same-store sales increased by approximately $1,976,955, or 11.3%, while new stores contributed approximately $642,527 in revenue in the three months ended December 31, 2018.

The increase in our retail drugstore sales is primarily due to consumer-facing benefits such as emphasis on onsite medical care, chronic disease management services, incremental DTP (Direct-to-Patient) business caused by continuous hospital medical reform, promotional campaigns such as our fifteen year anniversary sales, and maturing of stores opened a year ago. Convenient onsite medical support at our pharmacies has been our hallmark from the beginning of our business. Suitable medical support from our doctors has proven to be critical to our superior store sales. Linking doctor care with drug sales has become our business guidance for the future. By adding more doctor-provided services at stores, we have been able to promote our store sales. In January 2019, we had a grand opening of another flagship store in South Hangzhou. The store hosts both our drugstore and clinic and is expected to expand our business models.

DTP drugs are usually low profit margin new medicines not sold at hospitals. As part of the PRC’s recent medical reform package, local governments require the revenue percentage from drug sales at public hospitals to decline year by year. In order to achieve lower drug sales percentage out of their total revenue, the public hospitals chose to abandon sales of low profit margin DTP products first. As the biggest drugstore network in Hangzhou City, quite a few of our stores are located adjacent to local hospitals. Additionally, we have actively contacted local vendors of certain DTP products that we were previously not selling and were able to sell these DTP products in our stores. By opening special counters at some stores and selling more DTP products, sales in our drugstores have increased.

Implementing marketing campaigns suited to local communities has been an important tool in driving sales. We usually cooperated with brand-name pharmaceutical manufacturers in our marketing campaigns. Brand-name medical products sales improve our store reputation, which is beneficial to our long-term sales.

Furthermore, since fiscal year 2018, we have accelerated our expansion of new stores, which is expected to generate more retail drugstore revenues. Eighteen stores have become qualified for municipal government insurance reimbursement after about a year’s operation. Sales reimbursed from municipal government insurance program usually account for more than 50% of our total store sales. As these stores gained such qualifications, their sales increased quickly as compared to the previous year. Our store count increased to 122 as of December 31, 2018, compared to 113 stores as of December 31, 2017.

Our online pharmacy sales decreased by approximately $901,841, or 26.6% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. The decrease was primarily caused by a decline in our sales via various e-commerce platforms, offset by the increase in business referred from Pharmacy Benefit Management (“PBM”) providers, as further explained below, during this three month period. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base.

Our official website sales increased by $32,363 or 6.1% period over period, primarily as we explored more PBM providers, who draw insured from private health insurance companies to spend on health products at drugstores. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping a close watch on cost. However, due to the official suspension of OTC drug sales on e-commerce platforms such as Alibaba and strong competition, our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 32.6% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sale of OTC drug category.

Wholesale revenue increased by $2,427,121 or 47.3%. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the increase in the wholesale volume. Additionally, we strategically act as provincial agent for Dong’e Ejiao and sold significant amounts of Ejiao with in Zhejiang Province. However, hospitals are still the dominant drug retailers in China. Local hospitals usually have strong ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the three months ended December 31, 2018 and 2017, we have not generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended June 30, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough to be harvested. We have not yet harvested our ginkgo or maidenhair trees. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $1,564,173 or 28.1% period over period primarily as a result of an increase in revenue from the retail business, which increased significantly in the three months ended December 31, 2018. At the same time, gross margin increased from 20.8% to 23.1% due to higher retail and online profit margins. The average gross margins for each of our four business segments are as follows:

	For the three months ended December 31,
	2018	2017
Average gross margin for retail drugstores	28.6%	25.2%
Average gross margin for online sales	10.4%	7.7%
Average gross margin for wholesale business	12.1%	13.8%
Average gross margin for farming business	N/A	N/A

Retail gross margins increased primarily because of introducing new suppliers, and regularly renegotiating prices with our suppliers. By hiring talented sales employees, who have decades of experience in the drug sales and purchase industry, we were able to introduce new suppliers and sign brand name product contracts to obtain more rebates. As a result, we were able to keep up with our sale profit margin. In addition, we are able to regularly renegotiate with our vendors and press prices down to an acceptable level, we expect to keep our profit margin at a reasonable level in the future.

Gross margin of online pharmacy sales increased primarily due to the increase in our sales via our own official website, as well as due to decrease in sale via third-party platforms, which are usually subject to low profit margin. We conduct our business either through certain ecommerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. The sales on our own official website usually have higher profit margins because customers referred by commercial insurance companies are premium customers who can afford premium products with higher profit margins. As described in the above, during the three months ended December 31, 2018, we achieved more sales from our own official websites. As a result, we incurred higher profit margin.

Wholesale gross margin varies period by period primarily as a result of different products we carry and sell to certain pharmaceutical vendors. In the three months ended December 31, 2018, we have acted as the provincial agent for Dong’e Ejiao and distributed a significant amount of Ejiao in Zhejiang Province. Ejiao is a popular product sold as a nutritional supplement in large quantities in the winter months. Dong’e is a reputable brand of Ejiao and has low wholesale profit margin of approximately 8.7%. As we have become its major wholesale distributor in Zhejiang Province in 2018, we purchased and sold a large quantity in October 2018. As a result, our overall wholesale gross profit margin was significantly lowered. Although we have attempted to market our products to major local hospitals and other pharmacies, we have not been able to make significant progress. Until we are able to obtain status as a provincial or national exclusive sales agent for certain popular drugs or have sales access to large local hospitals, we may have to maintain low profit margins in order to drive sales on our wholesale business.

Selling and Marketing Expenses

Selling and marketing expenses increased by $1,667,606, or 33.2%, as compared to the same period of the last fiscal year, primarily due to increases in marketing and sales staff expenses and rental expenses related to our store expansion. We opened more than 57 new stores in Hangzhou and ten new stores in Lin’An under Lin’An Jiuzhou. To quickly attract local customers and expand our business, we hired additional in-store staff and arranged various promotional campaigns. The labor costs increased by approximately $1.2 million. For example, during the three months ended December 31, 2018, the total selling expenses related to Lin’An Jiuzhou was $205,464 as compared to $84,771 in the three months ending December 31, 2017. Additionally, labor expense included in Jiuzhou Pharmacy selling expense increased by $0.3 million. Overall, such expenses as a percentage of our revenue kept at 21.6% and 18.7%, respectively, for the three months ended December 31, 2018 and 2017.

General and Administrative Expenses

General and administrative expenses decreased by $164,920, or 6.0%, as compared to the same period of last year. Such expenses as a percentage of revenue decreased to 8.3% from 10.2% for the same period a year ago. In the three months ended December 31, 2018, our bad debt expense decreased by $0.3 million from the same period a year ago. Excluding such an effect, the general and administrative expense increased by approximately $139,861, which reflects our hiring of additional management talent in our headquarter.

Loss from Operations

As a result of the above, we had loss from operations of $2,125,653 in the quarter ended December 31, 2018, as compared to loss from operations of $2,187,140 a year ago. Our operating margin for the three months ended December 31, 2018 and 2017 was (6.9)% and (8.2)%, respectively.

Income Taxes

Our income tax expense decreased by $9,852 period over period due to a decrease in overall profit.

Net Loss

As a result of the foregoing, net loss is $2,206,967 in the three months ended December 31, 2018 as compared to a net loss of $1,625,829 in the three months ended December 31, 2017.

Comparison of nine months ended December 31, 2018 and 2017

The following table summarizes our results of operations for the nine months ended December 31, 2018 and 2017:

	Nine months ended December 31,
	2018		2017
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$81,098,161	100.0%	71,973,653	100.0%
Gross profit	$18,549,690	22.9%	15,306,871	21.3%
Selling expenses	$16,539,078	20.4%	13,288,602	18.5%
General and administrative expenses	$6,342,874	7.8%	7,318,780	10.2%
Loss from operations	$(4,332,262)	(5.3)%	(5,300,511)	(7.4)%
Interest income	92,196	0.1%	479,509	0.7%
Other income, net	$(12,436)	0.0%	263,241	0.4%
Change in fair value of derivative liability	$(173,955)	(0.2)%	420,610	0.6%
Income tax expense	$104,712	0.1%	76,691	0.1%
Net loss	$(4,506,297)	(5.6)%	(4,213,842)	5.9%

Revenue

Primarily due to the increase in our retail pharmacy business and wholesale business, our revenue increased by $9,124,508 or 12.7% for the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017, partially offset by the increase in our retail drugstores. The following table breaks down the revenue for our four business segments for the nine months ended December 31, 2018 and 2017.

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the nine months ended December 31, 2018 and 2017:

	Nine months ended December 31,
	2018		2017
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$54,971,889	67.8%	$46,356,207	64.4%	$8,615,682	18.6%
Revenue from online sales	6,637,922	8.2%	9,595,752	13.3%	(2,957,830)	(30.8)%
Revenue from wholesale business	19,488,350	24.0%	16,021,694	22.3%	3,466,656	21.6%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$81,098,161	100.0%	$71,973,653	100.0%	$9,124,508	12.7%

Retail drugstores sales, which accounted for approximately 67.8% of total revenue for the nine months ended December 31, 2018, increased by $8,615,682, or 18.6% as compared to the nine months ended December 31, 2017, to $46,356,207. Same-store sales increased by approximately $6,947,420, or 15.6%, while new stores contributed approximately $1,409,463 in revenue in the nine months ended December 31, 2018.

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

As the PRC’s medical reform continues, more and more drug prescriptions have flowed out of hospitals. DTP drugs are usually low profit margin new medicines not sold at hospitals. As part of the aforementioned medical reform package, local governments require the revenue percentages from drug sales at public hospitals to decline year by year. In order to achieve lower drug sales as a percentage of their total revenue, the public hospitals chose to abandon sales of low profit margin DTP products first. As the largest drugstore network in Hangzhou City, quite a few of our stores are located adjacently to local hospitals. Additionally, we have actively contacted local vendors of certain DTP products that we did not previously sell and were able to begin selling these DTP products in our stores. By opening special counters at some stores and selling more DTP products, sales in our drugstores increased.

Furthermore, starting in fiscal 2018, we have accelerated our new store expansion, which we expect to generate increased retail drugstore revenues in the future. In fact, Eighteen stores have become qualified for municipal government insurance reimbursement after about a year’s operation. Sales reimbursed from municipal government insurance programs usually account for more than 50% of our total store sales. As these stores gained these qualifications, their sales increased quickly as compared to the previous year. Our store count increased to 122 as of December 31, 2018, compared to 113 stores as of December 31, 2017.

Our online pharmacy sales decreased by approximately $2,957,830, or 30.8% for the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017. The decrease was primarily caused by declines in our sales via various e-commerce platforms, partially offset by the increase in business referred from Pharmacy Benefit Management (“PBM”) providers and, as further explained below, during this nine months. We carry our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base.

Our official website sales increased by $266,636 or 20.2% period over period, primarily as we explored more PBM providers, who draw insured from private health insurance company to spend on health products at drugstores. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping a close watch on cost. However, due to the official suspension of OTC drug sales on e-commerce platforms such as Alibaba and strong competition, our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 39.0% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sale of OTC drug category.

Wholesale revenue increased by $3,466,656 or 21.6%, primarily as a result of our ability to resell certain products, which our retail stores made large orders on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices than the market level on such merchandise. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the wholesale volume to grow. Additionally, we strategically act as provincial agent for Dong’e Ejiao and sold significant amount of Ejiao in September within Zhejiang Province. However, hospitals still act as a major source of drug retailers in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the nine months ended December 31, 2018 and 2017, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the nine months ended December 31, 2018, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $3,242,819 or 21.2% period over period primarily as a result of an increase in gross margin of retail drugstores. At the same time, gross margin increased from 21.3% to 22.9% due to higher retail profit margins. The average gross margins for each of our four business segments are as follows:

	Nine months ended December 31,
	2018	2017
Average gross margin for retail drugstores	28.4%	26.2%
Average gross margin for online sales	11.4%	9.9%
Average gross margin for wholesale business	11.1%	13.9%
Average gross margin for farming business	N/A	N/A

Retail gross margins increased primarily because of introducing new suppliers, and our efforts to continually renegotiate prices with our suppliers. By hiring talents, who have decades of experience in the drug sales and purchase industry, we were able to introduce new suppliers and sign brand name products contract to obtain more rebates. As a result, we were able to keep up with our sale profit margin. In addition, we are able to continuously renegotiate with our vendors and press price down to an acceptable level, we expect to keep our profit margin at a reasonable level in the future.

Gross margin of online pharmacy sales increased primarily due to the increase in our sales via our own official website, as well as due to decrease in sale via third-party platforms, which are usually subject to low profit margin. We conduct our business either through certain ecommerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. The sales on our own official website usually have higher profit margins because customers referred by commercial insurance companies are premium customers who can afford premium products with higher profit margins. As described in the above, during the nine months ended December 31, 2018, we achieved more sales from our own official websites. As a result, we incurred higher profit margin.

Wholesale gross margin increased primarily as a result of different products we carried and sold to certain pharmaceutical vendors. In the nine months ended December 31, 2018, we act as the provincial agent for Dong’e Ejiao and distributed significant amount of Ejiao in September within Zhejiang Province. Ejiao is a popular product sold as a nutritional supplement in large quantity in winter. Dong’e is a reputable brand of Ejiao and has low wholesale profit margin of about 8.7%.As we have become its major wholesale distributor in Zhejiang Province in 2018, we purchased and sold a large quantity in September and October 2018. As a result, our gross profit margin lowered significantly. Although we have attempted to market our products to major local hospitals and other pharmacies, we have not been able to make significant progress. Until we are able to obtain status as a provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to maintain low profit margins in order to drive sales on our wholesale business.

Selling and Marketing Expenses

Sales and marketing expenses increased by $3,250,476 or 24.5% period over period, primarily due to increase in marketing and sales staff expense and rental expense related to our store expansion. We have opened 57 new stores in Hangzhou and ten new stores in Lin’An under Lin’An Jiuzhou. To quickly attract local customers and expand our business, we hired additional in-store staff and arranged various promotion campaigns. The labor cost increased by approximately $2.1 million. For example, during the nine months ended December 31, 2018, the total selling expense related to Lin’An Jiuzhou was $539,298 as compared to $171,269 in the nine months ended December 31, 2017. Additionally, labor expense included in Jiuzhou Pharmacy selling expense increased by $1.44 million. The rental expense increased by approximately $1.1 million. Overall, such expenses as a percentage of our revenue kept at 20.4% and 18.5% in the nine months ended December 31, 2018 and 2017.

General and Administrative Expenses

General and administrative expenses decreased by $975,906 or 13.3% period over period. Such expenses as a percentage of revenue decreased to 7.8% from 10.2% for the same period a year ago. In the nine months ended December 31, 2018, our bad debt expense decreased by approximately $0.85 million from the same period a year ago.. Excluding such an effect, the general and administrative expense only decreased by $117,904 or 1.8%.

Loss from Operations

As a result of the above, we had loss from operations of $4,332,262, as compared to loss from operations of $5,300,511 a year ago. Our operating margin for the nine months ended December 31, 2018 and 2017 was (5.3)% and (7.4)%, respectively.

Income Taxes

Our income tax expense increased by $28,021 period over period due to overall increase in operation loss in retail profit.

Net Loss

As a result of the foregoing, net loss decreased by $292,455 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect. We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$7,379,463	$6,687	$1,781,442	$-	$9,167,592
4- 6 months	582,668	319	777,673	-	1,360,660
7- 12 months	482,946	175,163	566,972	-	1,225,081
Over one year	1,686,826	4,865	2,044,694	-	3,736,385
Allowance for doubtful accounts	(2,016,051)	(75,296)	(2,761,055)	-	(4,852,402)
Total accounts receivable	$8,115,852	$111,738	$2,409,726	$-	$10,637,316

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs. In the three months ended December 31, 2018, we wrote off an approximately $36,077 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement. In addition, as we gained experience in operating online pharmacies with good reputation and have provided online operating and network technical support and consulting services to an online business, which intends to run an online health products shop in Hong Kong in 2016. As a result, we recognized revenue and incurred accounts receivables. As the online business company was not able to make profit from its online shop, it has not paid off its account on time. As a result, we made additional reserve on these aged accounts.

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

Subsequent to December 31, 2018 and through January 31, 2019, we collected approximately $3.5 million in receivables relating to our drugstore business, approximately $1.1 million in receivables relating to our online pharmacy business, approximately $1.7 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$53,507	$-	$1,271,629	$-	$1,325,136
4- 6 months	187,711	-	1,641,148	-	1,828,859
7- 12 months	171,228	-	576,121	-	747,349
Over one year	593,130	-	2,332,095	-	2,925,225
Allowance for doubtful accounts	(680,242)	-	(2,657,317)	-	(3,337,559)
Total advances to suppliers	$325,334	$-	$3,163,676	$-	$3,489,010

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchases on certain non-medical products. As a result, our retail chain had little advances to suppliers as of December 31, 2018.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from and payments to our vendors while maintaining provisions for estimated credit losses based upon historical experience and any specific supplier issues such as discontinuation of inventory supplies that we have identified. If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal action. If all of these steps are unsuccessful, management then determines whether the prepayments should be reserved or written off. To facilitate its initial expansion, Jiuxin Medicine made significant prepayments to certain vendors. Lack of timely supplier account reconciliation caused by several sales staff rotations delayed the monitoring of such accounts. To accommodate potential loss in advances to suppliers, we made reserve for amounts considered to be uncollectible. To control credit risk, we have tightened our customer credit policy and strengthened monitoring of uncollected receivables.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	Nine months ended December 31,
	2018	2017
Net cash provided by/used in operating activities	$(10,322,880)	$(9,801,402)
Net cash provided by/used in investing activities	$(6,847,285)	$(1,756,990)
Net cash provided by/used in financing activities	$7,979,491	$5,572,249

For the nine months ended December 31, 2018, cash used in operating activities amounted to $(10,322,880), as compared to $(9,801,402) a year ago. The change is primarily attributable to a decrease in cash provided by customer deposits of $2,645,660, a decrease in cash provided by accounts payable of $4,799,578 offset by an increase of $943,694 in other payables and accrued liabilities, an increase in inventories and biological assets of $4,774,158, and an increase in cash provided by the long term deposit of $1,364,034.

For the nine months ended December 31, 2018, net cash used in investing activities amounted to $(6,847,285), as compared to $(1,756,990) used in investing activities a year ago. The change is primarily attributable to purchase of Yueming shop for approximately $4,722,193 in the nine months ended December 31, 2018.

For the nine months ended December 31, 2018, net cash provided by financing activities amounted to $7,979,491, as compared to $5,572,249 net cash used in financing activities a year ago. The increase is primarily due to proceeds from notes payable, offset by decrease repayment of notes payable.

As of December 31, 2018, we had cash and cash equivalents and restricted cash of approximately $ 20,607,529. Our total current assets as of December 31, 2018, were $50,876,895 and total current liabilities were $53,320,838, which resulted in a working capital of $(2,443,944).

In order to increase our competitive advantages and gain increased local retail pharmacy market share, during fiscal year 2018, we opened 57 new stores in Hangzhou. Additionally, in November 2018, we purchased Yueming shop, a large flagship shop in South Hangzhou. As a result, we incurred significant expenses related to rent, labor hiring and training, and marketing activities. As the retail pharmaceutical market becomes more competitive in recent years, a new store usually cannot make a profit in its first year of operation. In fact, we incurred significant expense with limited incremental revenue in the period we opened new stores.

At their openings, except for four stores, all of the new stores did not have government insurance reimbursement certificates. In fact, it usually takes more than one year for a new store to apply for and obtain the local government insurance reimbursement certificate. We have applied for and received certificates in 2 stores in January 2018 and 11 new stores in June 2018. Historically, sales reimbursed from the government insurance agency accounts for more than half of the total revenue in a mature store. We are actively in the process of applying for certificates for all of our new stores. As more and more new stores obtain certificates, we expect our new store revenue will increase and eventually contribute positive operating cash flow.

In order to increase our ability to serve our customers, we also invested in Linjia Medical, which runs nine clinics adjacent to our drugstores. By introducing a western family doctor system and focusing on pediatrics, we expect our new clinics to integrate into local communities and eventually contribute positive cash flows to neighborhood Jiuzhou Pharmacy.

On January 23, 2017, we completed a private placement with a single healthcare-focused institutional investor for the purchase of an aggregate of 4,840,000 shares of our common stock at a price of $2.20 per share and gross proceeds of approximately $10,648,000. As of December 31, 2018, we had approximately $1.52 million in our credit line available for further borrowing. We believe that the foregoing sources will collectively meet our liquidity and capital obligations for the next twelve months. However, if we are to acquire additional businesses or further expand our operations, we may need additional capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

When we open store locations, we typically enter into lease agreements that are generally between three to ten years. Our commitments for minimum rental payments under our leases for the next five years and thereafter are as follows:

Periods ending September 30,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2019	$4,590,468	$-	$-	$-	$4,590,468
2020	3,699,758	-	-	-	3,699,758
2021	2,799,515	-	-	-	2,799,515
2022	2,013,152	-	-	-	2,013,152
2023	1,342,827	-	-	-	1,342,827
Thereafter	1,762,033	-	-	-	1,762,033

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	December 31, 2018		March 31, 2018
Balance sheet items, except for the registered and paid-up capital, as of end of period	USD1: RMB	0.1454	USD1: RMB	0.1592

Amounts included in the statement of Operations and statement of cash flows for the period ended	USD1: RMB	0.1494	USD1: RMB	0.1510

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2018:

Accounting and Finance Personnel Weakness - As noted in Item 9A of our annual reports on Form 10-K for the preceding fiscal years, management concluded that in light of the inexperience of our accounting staff with respect to the requirements of U.S. GAAP-based reporting and SEC rules and regulations, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

Management’s assessment of the control deficiency over accounting and finance personnel as of December 31, 2018 considered the same factors, including:

●	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;

●	how adequately we complied with U.S. GAAP on transactions; and

●	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel continues to be a material weakness as of December 31, 2018, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires substantial additional training. Specifically, to address the material weakness related to insufficient accounting resources and process necessary to comply with reporting and compliance requirements of the FASB and SEC, we have added personnel who have FASB and SEC reporting and compliance knowledge and experience to the Company and requested advice from outside accounting consultants.

We have been continually making progress in improving internal controls. In 2018, we have successfully completed the installation of a leading ERP system, SAP, from Germany. SAP is a well-known management system used by many Fortune 500 companies. Per the contract with the local SAP system provider, the total fee for SAP customized installation and training adds up to more than one million USD in this year. By automatically connecting commodity flow data with accounting recording, the system minimizes the manual errors made by accounting staff. Additionally, the system provides a view of overall and instant cash information by electronically linking local banking systems with SAP. Additional benefits include automatically-generated customized monthly company performance reports, instant inventory monitoring and reporting, and punctual customer and suppliers accounts maintenance. in later 2018, we have introduced a SAP FICO manager and been optimizing various operation procedures to better fit with the system. We expect to continually improve our internal control system. As such, we will continue our efforts during the fiscal year ending March 31, 2019, although there can be no assurance that compliance will be achieved in this time frame.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 5 to 2010 Equity Incentive Plan
10.2	Offer Letter to Mr. Wei Hu, Chief Operating Officer, dated November 7, 2018 (1)
10.3	Offer Letter to Ms. Pingfan Wu, an independent director, dated October 26, 2018 (2)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporate by reference from Exhibit 10.1 to the current report on Form 8-K filed by the Company with the SEC on November 9, 2018

(2)	Incorporate by reference from Exhibit 10.1 to the current report on Form 8-K filed by the Company with the SEC on October 26, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: February 14, 2019	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2019	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)