Form 10-K
period 2019-03-31
CHINA JO-JO DRUGSTORES, INC.
filed 2019-07-01
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File Number:  001-34711

CHINA JO-JO DRUGSTORES, INC.
(Exact name of issuer as specified in its charter)

Nevada	98-0557852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Hai Wai Hai Tongxin Mansion Floor 6 Gong Shu District, Hangzhou City Zhejiang Province P. R. China	310008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +86 (571) 88077078

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	CJJD	NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of September 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25.5 million, based on a closing price of $1.61 per share of common stock as reported on the NASDAQ Capital Market on such date.

As of June 28, 2019, the registrant had 32,936,786 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED MARCH 31, 2019

i

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business ” below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We file reports with the Securities and Exchange Commission (the “SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F. Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the registrant.

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

ii

PART I

ITEM 1.	BUSINESS.

Overview

We are a retailer and distributor of pharmaceutical and other healthcare products typically found in retail pharmacies in the People’s Republic of China (“PRC” or “China”). Prior to acquiring Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) in August 2011 (see “Our Corporate History and Structure - HJ Group” below), we were primarily a retail pharmacy operator. We currently have one hundred and twenty-one (121) store locations under the store brand “Jiuzhou Grand Pharmacy” in Hangzhou city and its adjacent town Lin’an. Additionally, we operate eight drugstores, controlled by Hangzhou Jiuzhou Grand Pharmacy.

We currently operate in four business segments in China: (1) retail drugstores, (2) online pharmacy, (3) wholesale business selling products similar to those we carry in our pharmacies, and (4) farming and selling herbs used for traditional Chinese medicine (“TCM”).

Our stores provide customers with a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have doctors licensed in both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. Three (3) stores have adjacent medical clinics offering urgent care (to provide treatment for minor ailments such as sprains, minor lacerations, and dizziness that can be treated on an outpatient basis), TCM (including acupuncture, therapeutic massage, and cupping) and minor outpatient surgical treatments (such as suturing). Our stores vary in size, but presently average close to 200 square meters per store. We attempt to tailor each store’s product offerings, physician access, and operating hours to suit the community where the store is located.

We operate our pharmacies (including the medical clinics) through the following companies in China that we control through contractual arrangements(refer to “Contractual Arrangements with HJ Group and the Key Personnel” below in this report regarding the details of contractual arrangements:

●	Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), which we control contractually, operates our “Jiuzhou Grand Pharmacy” stores;

●	Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”), which we control contractually, operates one (1) of our three (3) medical clinics; and

●	Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”), which we control contractually, operates our other medical clinics.

In addition, we operate pharmacies through Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”), which are directly held by Jiuxin Investments Management Co. Ltd. We also operates nine stores, which are held by Jiuzhou Pharmacy. We tend to expand our clinics network adjacent to our drugstores through Zhejiang Jiuzhou Linjia Medical Investment and Management Co. Ltd. (“Linjia Medical”), which are controlled by Jiuzhou Pharmacy.

We also offer OTC drugs and nutritional supplements for sale through a website (www.dada360.com) operated by Jiuzhou Pharmacy. For the fiscal year ended March 31, 2019, retail revenue, including pharmacies, medical clinics accounted for approximately 67.3% of our total revenue, while online pharmacy revenue accounted for 8.1% of our total revenue.

Since August 2011, we have operated a wholesale business through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. Jiuxin Medicine is wholly owned by Jiuzhou Pharmacy. For the fiscal year March 31, 2019, wholesale revenue accounted for approximately 24.6% of our total revenue.

We also have an herb farming business cultivating and wholesaling herbs used for TCM. This business is conducted through Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary. During the fiscal year ended March 31, 2019, we generated no revenue from our herb farming business.

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

On July 14, 2008, we amended our Articles of Incorporation to increase our authorized capital stock from 75,000,000 shares of common stock, par value $0.001 per share, to 500,000,000 shares of common stock, par value $0.001 per share, and authorized the issuance of 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share. With respect to the preferred shares, our Board of Directors has the right to set its designations, preferences, limitations, privileges, qualifications, dividend, conversion, voting, and other special or relative rights.

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

On January 23, 2017, we completed a private offering of 4,840,000 shares of the common stock at a price of $2.20 per share with gross proceeds of $10,648,000.

On April 15, 2019, we closed a registered direct offering of 4,000,008 shares of common stock at $2.50 per share with gross proceeds of $10,000,020 from our effective shelf registration statement on Form S-3. In a concurrent private placement we issued to the investors unregistered warrants to purchase up to an aggregate of 3,000,006 shares of common stock at an exercise price of $3.00 per share. The placement agent receives warrants to purchase up to 240,000 shares of the common stock with an exercise price of $3.125 per share.

Renovation

Renovation was formed by the owners of HJ Group, as defined below, as a special purpose vehicle to raise capital overseas, in accordance with the requirements of China’s State Administration of Foreign Exchange (“SAFE”). SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for Financing and Round-Trip Investment Undertaken by Domestic Residents Through Overseas Special-Purpose Vehicles (“Circular No. 75”) on October 21, 2005. To further clarify the implementation of Circular 75, on May 31, 2007, SAFE issued a supplementary official notice known as Hui ZhongFa [2007] No. 106 (“Circular 106”). Circular 75 and Circular 106 require the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, the owners of HJ Group submitted their applications to SAFE on July 25, 2008. On August 16, 2008, SAFE approved the applications, permitting these Chinese nationals to establish Renovation as an offshore, special purpose vehicle which was permitted to have foreign ownership and participate in foreign capital raising activities. After SAFE’s approval, the owners of HJ Group became holders of one hundred percent (100%) of Renovation’s issued and outstanding capital stock on September 2, 2008. See “ Relevant PRC Regulations - SAFE Registration ” below.

Jiuxin Management

Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) was organized in the PRC on October 14, 2008. Since all of its issued and outstanding capital stock is held by Renovation, a Hong Kong company, Jiuxin Management is deemed a “wholly foreign owned enterprise” (“WFOE”) under applicable PRC laws.

Jiutong Medical

Hangzhou Jiutong Medical Technology Co., Ltd. (“Jiutong Medical”) was organized in the PRC on December 20, 2011. Like Jiuxin Management, Jiutong Medical is also deemed a WFOE because it is wholly owned by Renovation. In November 2013, Jiutong Medical acquired the right to use of a piece of land, for which we intended to establish a herb processing plant. However, as our herb business has not grown, we have not started constructing the plant as of March 31, 2019. In the future, we may use the land for other purpose such as the construction of a warehouse.

Shouantang Technology

Shouantang Technology was organized in the PRC on July 16, 2010. Like Jiuxin Management and Jiutong Medical, it is also deemed a WFOE because it is wholly owned by Renovation.

In November 2010, Shouantang Technology acquired one hundred percent (100%) of Quannuo Technology and its wholly-owned subsidiary, Hangzhou Quannuo Grand Pharmacy Co., Ltd. (“Hangzhou Quannuo”), pursuant to an equity ownership transfer agreement. Quannuo Technology was organized in the PRC on July 7, 2009, and Hangzhou Quannuo was established on July 8, 2010. Hangzhou Quannuo has terminated its State Administration of Industry and Commerce (“SAIC”) license in April 2015 and currently has no operations.

In November 2015, we sold all of the equity interests of Quannuo Technology to six individuals for approximately $17,121 (RMB107,074). Quannuo Technology previously provided technical support to our online pharmacy and incurred accumulated losses over the last five years of its operations. After the sale, its technical support function has been transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

Qianhong Agriculture

Qianhong Agriculture was organized in the PRC on August 10, 2010 for our herb farming business. We planted ginkgo, also known as maidenhair, trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. As of March 31, 2019, we have not harvested or sold any herbs.

Shouantang Bio

On October 11, 2014, the Company, through Jiuzhou Pharmacy, formed Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”) by contributing $0.16 million (RMB1 million) as its registered capital. Shouantang Bio was formed to sell nutritional supplements under its own brand name, Shouantang.

Jiuyi Technology

On September 10, 2015, Renovation set up an entity named Hangzhou Jiuyi Medical Technology Co. Ltd, (“Jiuyi Technology”) with registered capital of $5 million, which was originally intended to provide additional technical support such as webpage development to our online pharmacy business. Later on, we decided to move online technical supports back to Jiuzhou Pharmacy, so Jiuyi Technology had no significant online technical operations. Jiuyi Technology is located in Hangzhou, China.

Lin’an Jiuzhou

On March 31, 2017, the Company, through Jiuxin Management, formed Lin’an Jiuzhou Grand Pharmacy Co. Ltd, (“Lin’an Jiuzhou”) with registered capital of $725,570 (RMB 5 million), to expand our retail pharmacies in Lin’an City.

Linjia Medical

On September 27, 2017, the Company, through Jiuzhou Pharmacy, formed and held 51% of Zhejiang Jiuzhou Linjia Medical Investment and Management Co. Ltd. with registered capital of $2,979,460 (RMB20 million), to expand our clinics network adjacent to our drugstores. After extensive market research, Linjia Medical started operation of its clinics in late calendar year 2018.

Ayi Health

On March 29, 2019, the Company, through Jiuzhou Pharmacy, formed and currently holds 51% of the equity of Zhejiang AyiGe Medical Health Management Co., Ltd.(“Ayi Health”), which is intended to provide technical support such as IT and customer support to our health management business in the future.

HJ Group

Jiuzhou Pharmacy is a PRC limited liability company established on September 9, 2003 by Mr. Lei Liu (55%), Mr. Chong’an Jin (23%) and Ms. Li Qi (22%). Hangzhou Kuaileren Grand Pharmacy Co., Ltd. (“Kuaileren”), originally a subsidiary of Jiuzhou Pharmacy, was dissolved on April 9, 2011. Prior to its dissolution, Kuaileren operated a “Kuaileren Grand Pharmacy” store, which is now a “Jiuzhou Grand Pharmacy” store. On July 1, 2014, Mr. Chong’an Jin transferred all of the equity interests he held in Jiuzhou Pharmacy to Mr. Lei Liu and Ms. Li Qi. As a result of this transfer, Mr. Lei Liu held 61% and Ms. Li Qi held 39% equity interests of Jiuzhou Pharmacy. On August 21, 2017, after Mr. Lei Liu transferred certain shares to Ms. Li Qi, Mr. Lei Liu held 56.7% and Ms. Li Qi held 43.3%. On April 25, 2018, Mr. Wei Chen, who is associated with CareRetail Holdings Limited, agreed to invest RMB200,000 and hold 1% of Jiuzhou Pharmacy. As a result, Mr. Lei Liu held 56.13% and Ms. Li Qi has held 42.87% equity interests of Jiuzhou Pharmacy. Mr. Lei Liu and Ms. Li Qi are from time to time referred to in this report as Key Personnel.

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

Jiuzhou Service is a PRC limited liability company established on November 2, 2005 by Mr. Liu (39%), Mr. Jin (31%) and Ms. Qi (30%). Jiuzhou Service is licensed as a healthcare management company and currently manages the medical clinic operating adjacent to the “Jiuzhou Grand Pharmacy” stores in Wenhua and Xiasha, providing services similar to those at the Daguan clinic. In November 30, 2017, Mr. Jin transferred his shares to Mr. Liu and Ms. Qi. After the transfer, Mr. Liu owns 56.7% and Ms. Qi owns 43.3% of the Jiuzhou Service.

We control HJ Group through contractual arrangements. See “Contractual Arrangements with HJ Group and the Key Personnel” below.

Contractual Arrangements with HJ Group and the Key Personnel

Our relationships with HJ Group and the Key Personnel are governed by a series of contractual arrangements that they have entered into with Jiuxin Management.

PRC regulations on foreign investment currently permit foreign companies to establish or invest in WFOEs or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China. For retail sales, however, these regulations restrict the number and size of pharmacies that a foreign investor may own. If a chain operates more than thirty (30) stores and sells branded pharmaceutical products from different suppliers, a foreign investor may own only up to forty nine percent (49%) of such chain. The contractual arrangements with Jiuzhou Pharmacy render such restrictions inapplicable to us, since neither we nor our subsidiaries own equity interests in Jiuzhou Pharmacy, while at the same time we retain control of its drugstore chain by virtue of the contractual arrangements.

Similarly, PRC regulations place certain restrictions on foreign ownership of medical practices. Foreign investors can only acquire ownership interests through a Sino-foreign joint venture and not through a WFOE. Since we do not have actual equity interests in Jiuzhou Clinic or Jiuzhou Service, and instead control these entities through contractual arrangements, such regulations do not apply to us or our structure.

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

Consulting Services Agreements. Pursuant to certain exclusive consulting services agreements (the “Consulting Services Agreements”), Jiuxin Management has the exclusive right to provide Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic with general business operation services, including advisory and strategic planning services, as well as consulting services related to their current and future operations (the “Services”). Additionally, Jiuxin Management owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic must each pay a quarterly consulting services fee in RMB to Jiuxin Management that is equal to its profits for such quarter. This agreement is in effect until and unless terminated by written notice of a party to the agreement in the event that: (a) a party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (b) Jiuxin Management terminates its operations; or (c) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement. Jiuxin Management may also terminate the agreement with any of Jiuzhou Pharmacy, Jiuzhou Service or Jiuzhou Clinic if one of them breaches the terms of the agreement, or without cause.

Operating Agreements. Pursuant to certain operating agreements (the “Operating Agreements”), Jiuxin Management agrees to guarantee the contractual performance by Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic of their agreements with any third party. In return, the Key Personnel must appoint designees of Jiuxin Management to the boards of directors and senior management of Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic. In addition, each of Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic agrees to pledge its accounts receivable and all of its assets to Jiuxin Management. Moreover, without the prior consent of Jiuxin Management, Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic cannot engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party, or transfer of any agreements relating to their business operations to any third party. They must also abide by corporate policies set by Jiuxin Management with respect to their daily operations, financial management and employment issues. The term of this agreement is from August 1, 2009 until the maximum period of time permitted by law. Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic cannot terminate this agreement.

Equity Pledge Agreements. Pursuant to certain equity pledge agreements (the “Equity Pledge Agreement”), the Key Personnel have pledged all of their equity interests in Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic to Jiuxin Management in order to guarantee these companies’ performance of their respective obligations under the Consulting Services Agreement. If these companies or the Key Personnel breach their respective contractual obligations, Jiuxin Management, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Key Personnel have also agreed that upon occurrence of any event of default, Jiuxin Management shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Key Personnel to carry out the security provisions of this agreement, and to take any action and execute any instrument that Jiuxin Management may deem necessary or advisable to accomplish the purposes of this agreement. The Key Personnel agree not to dispose of the pledged equity interests or take any actions that would prejudice Jiuxin Management’s interests. This agreement will expire two (2) years after the obligations of Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic under the Consulting Services Agreement have been fulfilled.

Option Agreements. Pursuant to the option agreements, the Key Personnel irrevocably grant Jiuxin Management or its designee an exclusive option to purchase, to the extent permitted under PRC law, all or part of their equity interests in Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Jiuxin Management or its designee has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement commenced from August 1, 2009 and continues for the maximum period of time permitted by law.

Voting Rights Proxy Agreements. Pursuant to the voting rights proxy agreements, the Key Personnel irrevocably grant a designee of Jiuxin Management the right to exercise the voting and other ownership rights of the Key Personnel in Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic, including the rights to (i) attend any meeting of the Key Personnel (or participate by written consent in lieu of such meeting) in accordance with applicable laws and each company’s incorporating documents, (ii) sell or transfer all or any of the equity interests of the Key Personnel in these companies, and (iii) appoint and vote for the companies’ directors. The proxy agreement may be terminated by mutual consent of the parties or upon thirty (30) days’ written notice from Jiuxin Management.

Other than as pursuant to the foregoing contractual arrangements, Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic cannot transfer any funds generated from their respective operations. The contractual arrangements were originally entered into on August 1, 2009, and amended on October 27, 2009.

Our Current Corporate Structure

The following diagram illustrates our current corporate structure as of June 10, 2019:

China Jo-Jo Drugstores (Nevada)
Renovation (Hong Kong)
Outside China
Inside China
Shouantang Technology
Jiuyi Technology
Jiuxin Management
Jiutong Medical
Shouantang Bio
(1)
Kahamadi Bio
Lin'An Jiuzhou
Jiuzhou Pharmac
Jiuzhou Clinic
Jiuzhou Service
Qianhong Agriculture
(2)
Jiuxin Medicine
8 single Stores
(3)
Linjia Medical
(4)
Ayi Health
Note:
100% direct ownership
Contractual arrangement
(1) 49% direct ownership
(2) 90% direct ownership
(3) 51% direct ownership
(4) 51% direct ownership

The table below summarizes the status of the registered capital of our PRC subsidiaries and controlled companies as of the date of this report:

Entity Name	Entity Type	Registered Capital	Registered Capital Paid	Due Date for Unpaid Registered Capital
Jiutong Medical	Subsidiary	USD 2,600,000	USD 2,600,000	N/A
Jiuzhou Clinic	VIE	N/A	N/A	N/A
Jiuzhou Pharmacy	VIE	USD 733,500	USD 733,500	N/A
Jiuzhou Service	VIE	USD 73,350	USD 73,350	N/A
Jiuxin Management	Subsidiary	USD 14,500,000	USD 14,500,000	N/A
Jiuxin Medicine	VIE	USD 1,564,000	USD 1,564,000	N/A
Qianhong Agriculture	Subsidiary	USD 1,497,000	USD 1,497,000	N/A
Shouantang Technology	Subsidiary	USD 11,000,000	USD 11,000,000	N/A
Shouantang Bio	Subsidiary	USD 162,900	USD 162,900	N/A
Jiuyi Technology	Subsidiary	USD 5,000,000	USD 2,500,000	September 25, 2026
Lin’an Jiuzhou	Subsidiary	USD 725,570	USD 72,557	March 31, 2027
Jiuben Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiumu Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiuheng Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiujiu Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiuli Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiurui Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiuxiang Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Jiuyi Pharmacy	VIE	USD 15,920	USD 15,920	N/A
Linjia Medical	VIE	USD 2,979,460	USD 1,489,730	N/A
Ayi Health	VIE	USD1,489,730	None	N/A

Our Business

Pharmacies

We currently have one hundred and twenty-one (121) pharmacies throughout Hangzhou, the provincial capital of Zhejiang and neighborhood cities. Pharmacy sales accounted for approximately 89.2% of our retail revenue, and 67.3% of our total revenue, for the fiscal year ended March 31, 2019. We offer primarily third-party products at our pharmacies, including:

●	Approximately 1,376 prescription drugs (252 of which require a physician’s prescription and the remainder requiring customer personal information registration only), sales of which accounted for approximately 32.5% of our retail revenue for the fiscal year ended March 31, 2019;

●	Approximately 1,769 OTC drugs, sales of which accounted for approximately 43.4% of our retail revenue for the fiscal year ended March 31, 2019;

●	Approximately 613 nutritional supplements, including a variety of healthcare supplements, vitamin, mineral and dietary products, sales of which accounted for approximately 8.8% of our retail revenue for the fiscal year ended March 31, 2019;

●	TCM, including drinkable herbal remedies and pre-packaged herbal mixtures for making soup, sales of which accounted for approximately 9.0% of our retail revenue for the fiscal year ended March 31, 2019;

●	Sundry products (i.e., personal care products such as skin care, hair care and beauty products, convenience products such as soft drinks, packaged snacks, and other consumable, cleaning agents, stationeries, and seasonal and promotional items tailored to local consumer demand for convenience and quality), sales of which accounted for approximately 1.3% of our retail revenue for the fiscal year ended March 31, 2019; and

●	Medical devices (i.e., family planning and birth control products, early pregnancy test products, portable electronic diagnostic apparatus, rehabilitation equipment, and surgical tools such as hemostats, needle forceps and surgical scissors), sales of which accounted for approximately 5.0% of our retail revenue for the fiscal year ended March 31,2019.

We favor retail locations in well-established residential communities with relatively concentrated consumer purchasing power or are located in close proximity to local hospitals, and evaluate potential store sites to assess consumer traffic, visibility and convenience. Depending on its size, each drugstore has between two (2) to eight (8) pharmacists on staff, all of whom are properly licensed. We only accept prescriptions from licensed health care providers, and verify the validity, accuracy, and completeness of all prescriptions. We also ask all prescription customers to disclose their drug allergies, current medical conditions, and current medications. Most pharmacies also maintain a TCM counter staffed by licensed herbalists.

After opening, a location without SHI coverage may take up to one year to achieve our projected revenue goals for that particular location. Various factors influence individual store revenue including, but not limited to: location, nearby competition, local population demographics, square footage, and government insurance coverage.

All of our one hundred and twenty-one (121) of our drugstores are located in Hangzhou city and its adjacent town Lin’an.

To enhance our customers’ experience, we have licensed physicians available at several of our “Jiuzhou Grand Pharmacy” locations for consultation, examination and treatment of common ailments at scheduled hours. In addition, our Daguan, Wenhua and Xiasha stores have adjoining medical clinics that provide urgent care (for conditions such as sprains, minor lacerations, and dizziness), TCM treatments (including acupuncture, therapeutic massage, moxibustion, and cupping), and minor outpatient surgical treatments (such as suturing).

To ensure quality and personal attention for patients, we employ only licensed doctors and certified nurses and technicians. Patient treatment at our three (3) Jiuzhou Clinics and Jiuzhou Service, and all Linjia Clinics follow nationally established clinical practice guidelines from China’s Ministry of Health. We currently have fifty-six (56) physicians and sixty-seven (67) clinic staff. In-store consultations and examinations by our physicians are provided free-of-charge to ensure that customers are being prescribed and taking the appropriate medication for their ailments, and to afford customers convenience.

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

We generate limited revenue directly from our clinics. However, our clinic brings patients into our stores, where they then purchase medical products.

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

Online sales accounted for approximately 10.8% of our retail revenue, and 8.1% of our total revenue, for the fiscal year ended March 31, 2019. Online sales accounted for approximately 16.4% of our retail revenue, and 12.6% of our total revenue, for the fiscal year ended March 31, 2018.

Wholesale

Since acquiring Jiuxin Medicine in August 2011, we have been distributing third-party products primarily to drug distributors throughout China, including:

●	Approximately 1,154 prescription drugs, the sales of which accounted for approximately 63.4% of our wholesale revenue for the fiscal year ended March 31, 2019 as compared to approximately 343 prescription drugs, the sales of which accounted for approximately 56.0% of our wholesale revenue for the fiscal year ended March 31, 2018;

●	Approximately 1,282 OTC drugs, the sales of which accounted for approximately 33.9% of our wholesale revenue for the fiscal year ended March 31, 2019 as compared to approximately 253 OTC drugs, the sales of which accounted for approximately 42.6% of our wholesale revenue for the fiscal year ended March 31, 2018;

●	Approximately 307 nutritional supplements, the sales of which accounted for approximately 1.1% of our wholesale revenue for the fiscal year ended March 31, 2018 as compared to approximately 31 nutritional supplements, the sales of which accounted for approximately 0.8% of our wholesale revenue for the fiscal year ended March 31, 2018;

●	TCM products, the sales of which accounted for approximately 1.0% of our wholesale revenue for the fiscal year ended March 31, 2019, as compared to TCM products, the sales of which accounted for approximately 0.3% of our wholesale revenue for the fiscal year ended March 31, 2018;

●	Sundry products, the sales of which accounted for approximately 0.1% of our wholesale revenue for the fiscal year ended March 31, 2019 as compared to Sundry products, the sales of which accounted for approximately 0.2% of our wholesale revenue for the fiscal year ended March 31, 2018; and

●	Medical devices, the sales of which accounted for approximately 0.5% and 0.0%, of our wholesale revenue for the fiscal year ended March 31, 2019 and 2018, respectively.

Wholesale revenue increased primarily as a result of our ability to resell certain products, which our retail stores made large orders on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name merchandise, we were able to negotiate for lower purchase prices than the market level on such merchandise. As a result, certain vendors who were unable to obtain better prices than ours, will turn to us for such merchandise, leading the wholesale volume to grow. On the other side, we have been trying to act as a local agent for well-known health products in Zhejiang Province. For example, we signed a strategic cooperation agreement with Dong’a Gelatin (DEEJ) and act as its local sale agent in Zhejiang Province. Until we can establish a new customer base and secure the status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to increase significantly in the immediate future.

Herb Farming

From 2010 to the third quarter of fiscal 2013, we had been cultivating and harvested ten (10) types of herbs, such as fructusrubi (used in TCM to promote blood circulation), white atractylodes rhizome (used in TCM to treat physical and mental fatigue), atractylodesmacrocephala (used in TCM to control sweating), ginkgo seeds (used in TCM to treat asthma), and ginkgo trees used for TCM on approximately forty eight (48) acres of leased land in Lin’an, approximately thirty (30) miles from Hangzhou.

We planted ginkgo trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough to harvest. Typically, the longer the plant grows, the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. We may continue growing trees and cultivating other herbs in the future.

Herb farming revenue accounted for no revenue for the fiscal year ended March 31, 2019.

Our Customers

Retail Customers

For the fiscal year ended March 31, 2019, our pharmacies collectively served an average of 13,645 customers per day. We periodically conduct qualitative customer surveys to help us build a stronger understanding of our market position and our customers’ purchasing habits.

Pharmacy customers pay by cash, debit or credit cards, mobile devices or medical insurance cards under Hangzhou and Zhejiang’s medical insurance programs. During the fiscal year ended March 31, 2019, approximately 10% of our pharmacy revenue came from cash sales, 57% from Hangzhou’s medical insurance cards (where most of our pharmacies are located), and 33% from debit and credit cards, Zhejiang’s medical insurance cards, Alipay and other charge cards.

We maintain strict cash control procedures at our pharmacies. Our integrated information management system records the details of each sale, which we control from our headquarters. Depending on each location’s sales activities, cash may be deposited daily or several times per week in designated bank accounts.

For sales made to eligible participants in the national medical insurance program, we generally obtain payments from the relevant government social security bureaus on a monthly basis. See “Relevant PRC Regulations - Reimbursement under the National Medical Insurance Program.” According to relevant regulations, a drugstore usually needs to operate for at least one (1) year before it can apply to be licensed to accept Hangzhou’s medical insurance cards. As of the date of this report, eighty-nine (89) of our one hundred and twenty-one (121) “Jiuzhou Grand Pharmacy” stores are licensed to accept medical insurance cards. Those of our stores that accept medical insurance cards are designated as such by clear signage on their storefront windows.

Online Sales Customers

Our online customers consist primarily of consumers between the ages of 20 and 40. While our website is accessible throughout China, approximately thirty percent (30%) of our online sales during the fiscal year ended March 31, 2019, were from Zhejiang and neighboring Jiangsu and Shanghai.

Wholesale Customers

Our wholesale customers are primarily third-party trading companies that purchase from us to resell to pharmacies throughout China. We also supply some hospitals and pharmacies, although they collectively make up less than 10.0% of our wholesale customers currently.

Herb Farming Customers

Our farming customers primarily include local herb vendors. For the fiscal year ended March, 31, 2019, we have not harvested or sold any herbs.

Marketing and Promotion

Our marketing and promotion efforts are focused on our retail segment, specifically, our pharmacies, and our strategy is to build brand recognition, increase customer flow, build strong customer loyalty, maximize repetitive customer visits, and develop incremental revenue opportunities.

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

Many of our promotional programs are designed to encourage manufacturers to invest resources to market their brands within our stores. We charge manufacturers promotional fees in exchange for the right to promote and display their products in our stores during promotional periods. We also allow manufacturers and distributors to station salespeople in our stores to promote their products, for which we receive a fee. Since manufacturers provide purchasing incentives and information to help customers make informed purchase decisions, we believe that manufacturer-led promotions improve our customers’ shopping experience. We work to maintain strong inventory positions for merchandise featured in our promotions, as we believe this increases the effectiveness of our spending on promotional activities.

We regularly run advertisements in selected newspapers to promote our brands and the products carried in our stores. Under our agreements with certain newspapers, we run one-page weekly and monthly advertisements, as applicable, and the newspapers publish healthcare-related feature articles relating to our advertised products on or around the dates of our advertisements. We also promote our brands and products using billboards and radio and television commercials. Depending on our agreement with a particular manufacturer, advertising expenses are borne either by us, the manufacturer of the products being advertised, or are shared as a joint expense. Our advertisements are designed to promote our brands, our corporate image and the prices of products available for sale in our stores.

As part of our marketing campaign, we offer rewards cards to customers, which provide certain exclusive discounts. After a customer signs up for the rewards card, we communicate via the customer’s preferred method: e-mail, traditional mail or text messages. For the fiscal year ended March 31, 2019, approximately 63.9% of our customers used their rewards cards to make purchases. We intend to further extend this program to enhance the customer experience and for customer retention. For every 10 Yuan spent at our stores, we award 1 membership point. Every 20 points can be exchanged for a 1 Yuan coupon, redeemable towards merchandise purchased at our stores. The reward points never expire, but cannot be applied towards products reimbursed by the local SIC agent. As a result, we recorded unused membership points as accrued expense.

Our clinic staff also regularly offers free seminars and outreach programs covering various health issues that are topical to the communities where our stores are located. Such events are designed not only to raise public health awareness, but to reach potential customers for our drugstores.

To promote our online business, we are cooperating with Taobao, the largest online vendor in China, to help raise awareness among potential customers. Taobao lists our products on its platform, which then directs consumers back to our website to make their purchases.

Logistics

Before March 31, 2018, we used Jiuxin Medicine’s resources to support our logistics needs in Hangzhou. Beginning March 31, 2018, we outsourced our logistics service to Astro Boy Cloud Pan (Hangzhou) Storage and Logistic Co. Ltd (“Astro Boy Logistic”). As a result, Jiuxin Medicine’s warehouse lease has been terminated. Astro Boy Logistic provides us with approximately 14,000 square meters facility located approximately eighteen (18) miles from our headquarters, which served as our central distribution center. Astro Boy Logistics’ staff and vehicles make regular deliveries to our pharmacies and wholesale customers. Jiuxin Medicine, however, continues to negotiate with various suppliers and make orders.

We employ third-party logistics companies for deliveries to wholesale customers outside Hangzhou. We believe that reliable logistics providers are readily available and can be replaced without any material interruptions to our business.

Suppliers

We currently source retail products from approximately 120 suppliers, including trading companies and direct manufacturers. We source wholesale products from approximately 380 suppliers, including many of those that provide our retail products. For the fiscal year ended March 31, 2019, one supplier, HuaDong Pharmaceutical Co., Ltd. accounted for more than twenty-two percent (22.0%) and twenty-two percent (22.7%) of our total purchases and total purchase deposits. The suppliers are neither related to nor affiliated with us. For the fiscal year ended March 31, 2018, one supplier, HuaDong Pharmaceutical Co., Ltd. accounted for more than nineteen percent (19.0%) and thirteen percent (13.1%) of our total purchases and total purchase deposits. The suppliers are neither related to nor affiliated with us.

We believe that competitive sources are readily available for substantially all of the products we require for our retail and wholesale businesses. As such, we believe that we can change suppliers without any material interruption to our business. To date, we have not experienced any significant difficulty in sourcing our suppliers.

Quality Control

We strongly emphasize quality control, which starts with procurement. In addition to their market acceptance and costs, we select products based on Good Manufacturing Practice and Good Supply Practice (“GSP”) compliance status of their suppliers. We also assess product quality based on the manufacturer’s facilities and capabilities, including technology, packaging and logistics. We conduct random quality inspections of each batch of products we procure, and replace any supplier who fails to pass such inspections.

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

The online pharmacy is an emerging business in China. We are competing with other online vendors that may be supported by major drugstore chains or initiated by smaller local drugstore chains. In order to compete effectively, we are cooperating with Taobao, the largest online vendor in China. We also invest significant resources in selecting products we believe are most suitable for online sales, such as those we have the exclusive right to sell. We have invested significant resources identifying popular products that we believe can drive sales, while simultaneously controlling costs. In fiscal 2019, we have continued working with large insurance companies in China such as the People’s Insurance Company (Group) of China Limited, which sells online products to their enrolled insurance customers. Commercial health insurance has expanded rapidly in recent years in China, especially after the government began restricting its Social Health Insurance (“SHI”) budget. We expect the close cooperation with commercial insurance companies and active strategy on e-commerce platforms will drive up our online sales.

China’s herb market is highly specialized. We have not incurred any herb sales in fiscal 2019.

Intellectual Property

We currently have the following trademarks registered with the Trademark Office of the SAIC:

●	“Jiuzhou Tongxin” is a Classes 5 and 35 trademark (for pharmaceuticals and advertisement) issued on February 14, 2011 and March 7, 2013 respectively, registered under Jiuzhou Pharmacy, which we plan to use to brand certain products that we may sell in our stores;

●	“Jiuzhou” is a Classes 5, 35 and 44 trademark (for medical services) issued in April and May 2012, registered under Jiuzhou Pharmacy, which we plan to use to brand our medical services;

●	“Shouantang” a Classes 5, 10, 30, 35 and 44 trademark (for pharmaceuticals, construction, food, advertisement and medical services) issued on October 2011, and a Classes 3、42、6、19、20、24、31、26、32 and 29 (for oil, diary and others) trademark issued in August and October 2015, registered under Jiuzhou Pharmacy, which we are using to brand certain products that we sell in our stores; and

●	“Jinyuliangyan” is a Class 29 trademark (for food and oil) issued in June 2011, registered under Jiuzhou Pharmacy, which we are using to brand certain products that we sell in our stores; and

●	“Jiuying” is a Classes 5, 35 and 44 trademark (for healthcare and nutritional supplement) issued in December 2012 and February 2013, registered under Jiuzhou Service, which we are using to brand our service and products that we sell in our clinics.

We own and operate the following websites: www.dada360.com (for online sales), www.jiuzhou-drugstore.com (our corporate website used in China), and www.jiuzhou360.com (our English-language corporate website). We also own two (2) inactive domain names. We do not own any patents, nor do we have any pending patent applications, and we are not a beneficiary of any licenses, franchises, concessions or royalty agreements.

All of our employees are required to enter into written employment agreements with us, pursuant to which they are subject to confidentiality obligations.

Employees

As of March 31, 2019, we had 1,079 employees combined in our retail and wholesale operations, consisting of 1,019 full-time and 60 part-time employees. The number of employees for each area of operations, and such employees as a percentage of our total workforce, are as follows:

	As of March 31, 2019
	Employees	Percentage
Non-pharmacist store staff	518	48.0%
Pharmacists	292	27.1%
Management - non-pharmacists	69	6.4%
Physicians	56	5.2%
Non-physician clinic staff	67	6.2%
Wholesale - non-warehouse	36	3.3%
Wholesale - warehouse	0	0.0%
Online pharmacy - technicians	8	0.7%
Online pharmacy - non-technicians	33	3.1%
Total	1,079	100.00%

We strongly emphasize the quality of our employees at all levels, including in-store pharmacists and store staff who directly interact with our customers. We provide extensive training for newly recruited employees in the first three (3) months of their employment. The training is designed to encompass a number of areas, such as knowledge of our products and effective customer service. In addition, we regularly carry out training programs on medicinal information, nutritional information, and selling skills for our store staff and in-store pharmacists. We believe these programs have played an important role in strengthening the capabilities of our employees.

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

Dividend Distribution

Under current applicable laws and regulations, each of our consolidated PRC entities, including WFOEs and domestic companies, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities is required to deposit at least ten percent (10%) of its after-tax profit based on PRC accounting standards each year into its statutory surplus reserve fund until the accumulative amount of such reserve reaches fifty percent (50%) of its registered capital. These reserves are not distributable as cash dividends. As of March 31, 2019 the accumulated balance of our statutory reserve funds reserves amounted to $1.31 million, and the accumulated losses of our consolidated PRC entities amounted to $15.04 million.

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

If we are treated as a non-resident enterprise under the EIT Law, any dividends that we receive from Jiuxin Management (assuming such dividends are deemed to be sourced from within the PRC) (i) may be subject to a five percent (5%) PRC withholding tax, provided that we own more than twenty five percent (25%) of the registered capital of Jiuxin Management incessantly within twelve (12) months immediately prior to obtaining such dividends from Jiuxin Management, and if the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income (the “Arrangement”) is applicable, or (ii) if the Arrangement does not apply (i.e. the PRC tax authorities may deem us to be a conduit not entitled to treaty benefits), may be subject to a ten percent (10%) PRC withholding tax. Similarly, if we are treated as a non-resident enterprise, and Renovation is treated as a resident enterprise, then any dividends that we receive from Renovation (assuming such dividends were considered sourced within the PRC) may be subject to a ten percent (10%) PRC withholding tax. Any such taxes on dividends could materially reduce the amount of dividends, if any, that we could pay to our shareholders.

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

In addition, under the Supervision and Administration Rules on Pharmaceutical Product Distribution, promulgated by the SFDA on January 31, 2007, and effective May 1, 2007, a pharmaceutical product distributor is responsible for its procurement and sales activities and is liable for the actions of its employees or agents in connection with their conduct of distribution on behalf of the distributor. A retail distributor of pharmaceutical products is not allowed to sell prescription pharmaceutical products or Tier A OTC pharmaceutical products listed in the national or provincial medical insurance catalogs without the presence of a certified in-store pharmacist. See “Reimbursement under the National Medical Insurance Program .”

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

Good Supply Practice Standards

GSP standards regulate wholesale and retail pharmaceutical product distributors to ensure the quality of distribution of pharmaceutical products in China. All wholesale and retail pharmaceutical product distributors are required to apply for GSP certification within thirty (30) days after obtaining drug distribution permits. The current applicable GSP standards require pharmaceutical product distributors to implement strict controls on the distribution of medicine products, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management, and quality control. Specifically, the warehouse must be able to store the pharmaceutical products at various required temperatures and humidity, and handle transport, warehouse entries, delivery, and billing by computerized logistics management systems. The GSP certificate is usually valid for five (5) years. Currently, Jiuzhou Pharmacy, and Jiuxin Medicine are all GSP certified.

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

Product Liability and Consumers Protection

Product liability claims may arise if the products sold have any harmful effect on consumers. The injured party may make a claim for damages or compensation. The General Principles of the Civil Law of the PRC, which became effective in January 1987, state that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities for such damage or injuries.

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

The Tort Law of the PRC was promulgated on December 26, 2009 and went into effect on July 1, 2010. The Tort Law provides that manufacturers and distributors who produce or sell defective products shall be responsible for the damage caused by the defective products.

Reimbursement under the National Medical Insurance Program

Eligible participants in the national medical insurance program, consisting primarily of urban residents, are entitled to purchase medicine when presenting their medical insurance cards in an authorized pharmacy, provided that the medicine they purchase has been included in the national or provincial medical insurance catalogs. Depending on relevant local regulations, authorized pharmacies can either (i) sell medicine on credit and obtain reimbursement from relevant government social security bureaus on a monthly basis, or (ii) receive payments from the participants at the time of their purchases, and the participants in turn obtain reimbursement from relevant government social security bureaus.

Medications included in the national and provincial medical insurance catalogs are divided into two (2) tiers. Purchases of Tier A pharmaceutical products are generally fully reimbursable, except that certain Tier A pharmaceutical products are only reimbursable to the extent the medications are used specifically for the purposes stated in the medical insurance catalogs. Purchasers of Tier B pharmaceutical products, which are generally more expensive than those in Tier A, are required to make a certain percentage of co-payments, with the remaining amount being reimbursable. The percentage of reimbursement for Tier B OTC products varies in different regions in the PRC. Factors that affect the inclusion of medicine in the medical insurance catalogs include whether the medicine is consumed in large volumes and commonly prescribed for clinical use in China and whether it is considered to be important in meeting the basic healthcare needs of the general public.

China’s Ministry of Labor and Social Security, together with other government authorities, has the power to determine which medicines are included in the national medical insurance catalog every two (2) years, under which of the two (2) tiers the included medicine falls, and whether an included medicine should be removed from the catalog.

Sales of Nutritional Supplements and other Food Products

A distributor of nutritional supplements and other food products must obtain a food circulation permit from its local Administration of Industry and Commerce. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel, and equipment. The food circulation permit is valid for three (3) years, and the holder must apply for renewal of the certificate within thirty (30) days prior to its expiration. Currently, Jiuxin Medicine, Jiuzhou Pharmacy, and our drugstores all hold a valid Food Circulation Permit, except for our Lin’an store and Ren’airu store, which do not sell food products and therefore is not required to hold such a permit. We are in the process of renewing the permits for two (2) stores that has expired in April 2016, and believe that there will little to no difficulty in renewing such permits.

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

Interim Regulations on Administration of Sino-Foreign Joint Venture and Cooperative Medical Institutions

As per China’s commitments to the World Trade Organization, “Foreign service suppliers are permitted to establish joint venture hospitals or clinics with local Chinese partners with quantitative limitations in line with China’s needs. Foreign majority ownership is permitted.” In accordance with the Interim Regulations on Administration of Sino-Foreign Joint Venture and Cooperative Medical Institutions issued jointly by the Ministry of Health (“MOH”) and the Ministry of Commerce (“MOFCOM”) in 2000, the Chinese party of Sino-foreign joint ventures and cooperative medical institutions shall hold no less than thirty percent (30%) of shares and legal rights or interest, which also mean foreign investors are allowed to hold a maximum stake of seventy percent (70%). Such regulations also specify that the establishment of Sino-foreign joint venture and cooperative medical institutions should be approved respectively by MOH and MOFCOM. In other words, foreigners are allowed to run hospitals or clinics in the form of equity or co-operative joint ventures with an equity interest of up to seventy percent (70%) lasting up to twenty (20) years.

Internet Pharmaceutical Sales

China’s central government regulates Internet access, the distribution of online information and the conduct of online commerce through strict business licensing requirements and other government regulations. Companies which sell pharmaceutical products to consumers through the Internet are required to obtain: (1) a drug distribution permit; (2) an Internet pharmaceutical information provider qualification certificate, renewable every five (5) years; (3) an Internet pharmaceutical transaction service qualification certificate, renewable every five (5) years; (4) a value-added telecommunication operation permit; and (5) registration with the Administration of Information Industry. Internet pharmacies are not allowed to distribute prescription drugs. The websites that sell pharmaceutical products must ensure transaction security and enable the consumers to consult with licensed pharmacists. Also, an Internet-based business in China is required to obtain and maintain certain assets relevant to its business, such as delivery and storage facilities. Jiuzhou Pharmacy obtained all above-mentioned certificates and registrations and launched www.dada360.com in May 2010 and renewed the certificates in 2015. Quannuo Technology has been operating the website and providing software and technical supports since November 2010. Since December 2015, such online pharmacy operation function has been transferred to Jiuzhou Pharmacy after the sale of Quannuo Technology in November 2015. During the year ended March 31,2019, the Company also sold pharmaceutical and other products via certain third-party platforms such as Tmall and JD.com.

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

Principal Executive Office

Our principal executive office is located at 6th Floor, Hai Wai Hai Tongxin Mansion, Gong Shu District, Hangzhou City, Zhejiang Province, China. Our main telephone number is +86-571-8807-7078, and fax number is +86-571-8807-7108.

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

We have grown our business, in part, through the acquisition of stores over the years. One of our strategies going forward is to continue our growth by acquiring additional drugstores. However, we cannot provide assurance that we will be able to identify and secure suitable acquisition opportunities. Our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and, to the extent necessary, our ability to obtain any necessary financing for larger acquisitions on terms that are satisfactory to us. Moreover, if an acquisition target is identified, the third parties with whom we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms. The negotiation and completion of potential acquisitions, whether or not ultimately consummated, could also significantly divert management’s time and resources and may potentially disrupt our existing business. Furthermore, we cannot provide any assurance that the expected synergies from future acquisitions will actually materialize. Additionally, future acquisitions could result in the incurrence of additional indebtedness, costs, and contingent liabilities, causing us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current shareholders’ percentage ownership, or incur write-offs and restructuring and other related expenses. Future acquisitions may also expose us to potential risks, including risks associated with:

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

As a result  of the aforementioned advantages, we may be unable to offer products similar to, or more desirable than, those offered by our competitors, market our products as effectively as our competitors, or otherwise respond successfully to competitive pressures. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reevaluate our pricing structures to remain competitive. Our competitors may be able to offer larger discounts on competing products, and we may not be able to profitably match those discounts. Furthermore, our competitors may offer products that are more attractive to our customers or that render our products uncompetitive. In addition, the timing of the introduction of competing products into the market could affect the market acceptance and market share of our products. Our failure to successfully compete could materially and adversely affect our business, financial condition, results of operation, and prospects.

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

Our ability to grow our business may be constrained if suitable new store locations cannot be identified with lease terms or purchase prices that are acceptable to us. We compete with other retailers and businesses for suitable locations for our stores. Local land use regulations and other regulations applicable to the kinds of stores we seek to construct may impact our ability to find suitable locations and influence the cost of constructing our stores. The expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. Furthermore, changing local demographics at existing store locations could materially and adversely affect revenue and profitability levels at those stores, and overall our business, financial condition, results of operation, and prospects.

We have significant cash deposits with our suppliers and landlords in order to obtain and maintain our inventory and maintain and establish store locations, which we may not be able to recover in the event of bankruptcy by our suppliers or landlords or other events beyond our control.

Our ability to obtain products and maintain inventory at, and to establish and maintain leases for, our pharmacies, is dependent upon our ability to post and maintain significant cash deposits with our suppliers and landlords. Many vendors in China are unwilling to ship merchandise on credit and instead require cash deposits, and landlords may require security deposits consisting of the equivalent of twelve (12) months of rent . As of March 31, 2019, we had approximately $2.5 million deposited with suppliers and approximately $3.4 million deposited with landlords for our pharmacies. If we are unable or unwilling to establish such advances and deposits, our ability to generate sales and expand our business could be adversely affected. In general, we expect the amounts required for advances and deposits to increase as we undertake our expansion plans, complete store openings and expand our business through acquisitions or otherwise. We do not generally receive interest on the deposits made to suppliers or landlords, and such deposits are subject to the risk of loss as a result of the creditworthiness or bankruptcy of the party who holds our funds, as well as the risk from any illegal acts associated with the third party, such as conversion, fraud, theft or dishonesty. If these circumstances were to arise, we could find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with our vendors or landlords.

If we are unable to optimize management of our procurement and distribution activities, we may be unable to meet customer demand while increasing the burden on managing our supply chain.

Since May 2011, we have been using Jiuxin Medicine’s facility as our distribution center for both our retail and wholesale businesses. Starting from March 31, 2018, we outsourced our logistic service to Astro Boy Cloud Pan (Hangzhou) Storage and Logistic Co. Ltd (“Astro Boy Logistic”). As a result, Jiuxin Medicine’s warehouse lease has been terminated. Astro Boy Logistic provides us with a facility with approximately 14,000 square meters located approximately eighteen (18) miles from our headquarters, which served as our central distribution center. Astro Boy Logistic’s staff and vehicles make regular deliveries to our pharmacies and wholesale customers. Our ability to meet customer demand may be significantly limited if we do not successfully and efficiently conduct our distribution activities, or if Astro Boy Logistic’s facility is destroyed or shut down for any reason, including as the result of natural disasters. Any disruption in the operation of our distribution activities could result in higher costs or longer lead times associated with distributing our products. Since it is difficult to predict accurate sales volume in our industry, we may be unable to optimize our distribution activities, which may result in excess or insufficient inventory, warehousing, fulfillment or distribution capacity. Furthermore, failure to effectively control product damage during the distribution process could decrease our operating margins and reduce our profitability.

All product procurement is handled through our corporate headquarters. Such centralization is intended to reduce the cost of goods sold as a result of volume purchase benefits. However, we may be less successful than anticipated in achieving these volume purchase benefits. In addition, such centralization is expected to increase the complexity of tracking inventory and could place additional burdens on the management of our supply chain. If we cannot successfully reduce our costs through centralizing procurement, our profitability and prospects could be materially and adversely affected.

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

When we begin selling a new product, it is particularly difficult to accurately forecast product demand. The purchase of certain types of inventory may require significant lead-time. As we carry a broad selection of products and maintain significant inventory levels for a substantial portion of our merchandise, we may be unable to sell such inventory in sufficient quantities or during the relevant selling seasons. Carrying excess inventory could increase our inventory holding costs, and failure to have inventory in stock when a customer orders or purchases it could cause us to lose that order or that customer, either of which could have a material adverse effect on our business, financial condition and results of operations.

We rely on computer software and hardware systems in managing our operations, the capacity of which may restrict our growth and the failure of which could adversely affect our business, financial condition and results of operations.

We are dependent upon our integrated information management system to monitor daily operations of our retail and wholesale businesses, and to maintain accurate and up-to-date operating and financial data for the compilation of management information. In addition, we rely on our computer hardware and network for the storage, delivery and transmission of the data of our retail and wholesale systems. If our computer software and hardware systems fail to meet the increasing needs of our expanding operations, our ability to grow may be constrained.  Furthermore, any system failure which causes interruptions to the input, retrieval and transmission of data or causes lags in service time could disrupt our normal operations. Although we believe that our computer software and hardware systems are up to date and that our disaster recovery plan is adequate in handling potential failures, we cannot provide assurance that we can effectively carry out this disaster recovery plan and that we will be able to restore our operation within a sufficiently short time frame to avoid our business being disrupted. Furthermore, our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If any of our computer software and/or hardware systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions. Due to the limited coverage of business interruption insurance policies offered in China, we do not carry business interruption insurance and, as a result, any business disruption or natural disaster could severely disrupt our business and operations and, in turn, significantly decrease our revenue and profitability.

We depend substantially on the continuing efforts of the Key Personnel, and our business and prospects may be severely disrupted if we lose their services.

Our future success is dependent on the continued services of the Key Personnel but we do not maintain key-man insurance. If we lose the services of any one of the Key Personnel, we may not be able to locate suitable or qualified replacements, which could severely disrupt our business and prospects. Each of the Key Personnel has entered into confidentiality and non-competition agreements with us. However, if any disputes arise between us and the Key Personnel, we cannot provide assurance, in light of uncertainties associated with the PRC legal system, that any of these agreements can be enforced in China, the jurisdiction in which the Key Personnel reside and hold some of their assets. See ” Risks Related to Doing Business in China - You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management. “

We depend on the continued service of, and on the ability to attract, motivate and retain a sufficient number of qualified and skilled personnel for our business.

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

We believe that the aggregate amount of our current cash, anticipated cash flow from operations, available borrowings under our existing bank facilities, and personal loans from our principal shareholders should be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity securities could result in the dilution of our existing stockholders. We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. Even if we are able to obtain any requisite financing, the incurrence of additional indebtedness would result in increased debt service obligations, and could result in further operating and financing covenants that would restrict our freedom to operate our business, such as conditions that:

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

We rely on trade secrets to protect our know-how and other proprietary information, including pricing, purchasing, promotional strategies, customer lists and/or suppliers lists. As a result, our employees are required to sign employment agreements that contain confidentiality provisions as a condition of their employment with us. However, trade secrets are difficult to protect. While we believe we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. In addition, confidentiality agreements executed by the aforementioned individuals may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure.

If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, such efforts could be expensive and time-consuming, and the outcome unpredictable. Additionally, if our competitors independently develop information that is equivalent to our trade secrets or other proprietary information, we have little recourse to enforce our rights, and our business and prospects could be harmed.

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the intellectual property rights of others. However, since the validity, enforceability and scope of protection of intellectual property rights in the PRC are uncertain and still evolving, we may not be successful in prosecuting these cases. In addition, any litigation, proceeding or other efforts to protect our intellectual property rights could result in substantial costs and diversion of our resources, and could seriously harm our business and operating results. Furthermore, the degree of future protection of our proprietary rights is uncertain and may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we are unable to protect our trade names, trade secrets and other propriety information from infringement, our business, financial condition and results of operations may be materially and adversely affected.

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

Counterfeit products have continued to make their way into the Chinese pharmaceutical market. Counterfeit products are generally sold at lower prices compared to their authentic counterparts due to their low production costs, and in some cases may be very similar in appearance to their authentic counterparts. Counterfeit pharmaceuticals may or may not have the same chemical content as their authentic counterparts, and are typically manufactured without proper licenses or approvals as well as fraudulently mislabeled with respect to their content and/or manufacturer. Although China’s central government has been increasingly active in combating counterfeit pharmaceutical and other products, China does not yet have effective regulatory control or an enforcement system over counterfeit pharmaceutical products. Although we have implemented a series of quality control procedures in our procurement process, we cannot provide assurance that we may not be inadvertently selling counterfeit pharmaceutical products. Any unintentional sale of counterfeit products may subject us to negative publicity, fines and/or other administrative penalties, or may even result in litigation against us. Moreover, the increased distribution of counterfeit products and other products in recent years may reinforce the negative image of drug distributors among consumers in China. The continued proliferation of counterfeit products in China could have a material adverse effect on our business financial condition, and results of operation.

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

The success of our medical services will, in part, be dependent upon the number and quality of doctors, nurses and other medical support personnel that we employ and our ability to maintain good relationships with them. Our medical staff may terminate their employment with us at any time. If we are unable to successfully maintain good relationships with them, our ability to provide medical services may be adversely affected.

The provision of medical services is heavily regulated in the PRC and failure to comply with those regulations could result in penalties, loss of licensure, additional compliance costs or other adverse consequences.

Healthcare providers in China, as in most other populous countries, are required to comply with many laws and regulations at the national and local government levels. These laws and regulations relate to: licensing; the conduct of operations; the ownership of facilities; the addition of facilities and services; advertising; confidentiality, maintenance and security issues associated with medical records; billing for services; and prices for services. If we fail to comply with applicable laws and regulations, we could suffer penalties, including the loss of our licenses to operate. In addition, further healthcare legislative reform is likely, and could materially and adversely affect our business and results of operations in the event that we do not comply or if the cost of compliance is prohibitive. The above list of certain regulated areas is not exhaustive, and it is not possible to anticipate the exact nature of future healthcare legislative reform in China. Depending on the priorities set by the Chinese Ministry of Health, the political climate at any given time, the continued development of the Chinese healthcare system and many other factors, future legislative reforms may be highly comprehensive, including stringent infection control policies, improved rural healthcare facilities, increased regulation of the distribution of pharmaceuticals, and numerous other policy matters. Consequently, the implications of these future reforms could result in penalties, loss of licensure, additional compliance costs or other adverse consequences we cannot foresee at the present time.

As a provider of medical services, we are exposed to inherent risks relating to malpractice claims.

As a provider of medical services, any misdiagnosis or improper treatment may result in negative publicity regarding us or our services, which would harm our reputation. If we are found liable for malpractice, we may be required to pay substantial monetary damages. Furthermore, even if we successfully defend ourselves against a malpractice claim, we could be required to spend significant management, financial and other resources in the process, which could disrupt our business, and our reputation and brand name may also suffer. Since malpractice claims are not common in China, we do not carry malpractice insurance. As a result, any imposition of malpractice liability could materially harm our business, financial condition and results of operations.

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

We currently planted gingko trees in our leased farm land. However, in the future, we may continue to cultivate and sell certain herbs in bulk to third-party vendors, based on local market prices primarily determined by TCM manufacturers and trading companies. Such market prices have increased significantly in recent years in response to changes in the supply of and demand for raw herbs, market uncertainty and a variety of additional factors that are beyond our control, including inflation, changes in weather, disease outbreaks, domestic government regulation, market speculation and overall economic conditions. There can be no assurance that market prices, which historically have fluctuated widely, will continue to increase or remain stable, and any future declines in prices may negatively impact the viability of our herb farming business.

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

Our online business decreased in the fiscal year ended March 31, 2019 and we cannot assure our efforts for alternative vendors will result in the increase in revenues from online pharmacy in the coming years.

Our online pharmacy sales decreased by approximately $3,348,471, or 27.6% for the year ended March 31, 2019, as compared to the year ended March 31, 2018. The decrease was primarily caused by the decline in business via e-commerce platforms. In order to increase the popularity of our products, we have made considerable efforts to identify popular products that can drive sales, while keeping a close watch on cost. However, due to the suspension of OTC drug sales on e-commerce platforms such as Alibaba in the second quarter of fiscal year 2017 by the China Food and Drug Administration (“CFDA”), our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 33.4% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sale of OTC drug category. For instance, we are opening a dendrobium candidum flagship store at Tmall with a popular local brand. The brand has a large customer base in Hangzhou. However, there is no assurance our efforts will lead in the increase in our online sales.

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

Current PRC regulations limit foreign ownership of a pharmacy operator to forty nine percent (49%) if such operator owns interests in thirty (30) or more drugstores in China that sell a variety of branded pharmaceutical products sourced from different suppliers. Since we do not own any equity interests in Jiuzhou Pharmacy (or its subsidiary Jiuxin Medicine), but instead control it through contractual arrangements, we do not believe that the regulations limiting foreign ownership apply to us even if Jiuzhou Pharmacy or Jiuxin Medicine expands beyond thirty (30) stores. In fact, Jiuzhou Pharmacy has expended to one hundred and twenty-one (121) stores as of March 31, 2019.

Similarly, PRC regulations restrict foreign ownership of medical practices in China to Sino-foreign joint ventures. Since we do not have any actual equity interest in Jiuzhou Clinic or Jiuzhou Service, but control these entities through contractual arrangements, we do not believe that such PRC regulations are applicable to us or our structure.

There are, however, uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of our contractual arrangements. Although the structures for operating our business in China (including our corporate structure and contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic, Jiuzhou Service and the Key Personnel) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot provide assurance that a regulatory authority will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If any such authority determines that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements may become invalid or unenforceable, and we may not be able to consolidate the operations of HJ Group with our results of operations. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements. For example, pursuant to the PRC Property Rights Law that became effective on October 1, 2007 (the “Property Law”), the pledge of any equity interests of a PRC private entity shall become effective once it is duly registered with the local branches of the SAIC. Following the promulgation of the Property Law, the SAIC further issued the Administrative Measures for Registrations of Share Pledge on September 1, 2008, which provided detailed procedural guidance for the local SAIC offices to handle the registrations of pledged shares. The Equity Pledge Agreement that forms a part of the contractual arrangements creates a legally binding obligation on the parties upon the execution date; however, the pledge established under such agreement does not become effective until due registration with the local SAIC office. On May 18, 2010, registration of the pledged equity interests in Jiuzhou Pharmacy was completed.

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

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards. Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least ten percent (10%) of their after-tax profit each year, based on PRC accounting standards, into their statutory surplus reserve funds until the accumulative amount of such reserves reaches fifty percent (50%) of their respective registered capital. As a result, our consolidated PRC entities are restricted in their ability to transfer a portion of their net income to us whether in the form of dividends, loans or advances. As of March 31, 2019, our restricted reserves totaled $1,309,109(RMB 9,460,695). Our restricted reserves are not distributable as cash dividends. Any limitation on the ability of our consolidated operating entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

Certain management members of HJ Group have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Mr. Lei Liu, our Chief Executive Officer and Chairman of our Board of Directors, is also the executive director of Jiuzhou Pharmacy, a general partner of Jiuzhou Clinic, and the supervising director of Jiuzhou Service. In addition, Mr. Liu has also lent us money out of his personal funds to help facilitate our payments of expenses in the U.S., as well as to purchase a land use right. Ms. Li Qi, our Corporate Secretary and a member of our Board of Directors, is the general manager of each of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and a general partner of Jiuzhou Clinic. Conflicts of interests between their respective duties to our company and HJ Group may arise. As our directors and executive officers, they have a duty of loyalty and care to us under U.S. and Hong Kong law when there are any potential conflicts of interests between our company and HJ Group. We cannot provide assurance, however, that when any conflicts of interest arise, both of them will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, they may determine that it is in HJ Group’s interests to sever the contractual arrangements with Jiuxin Management, irrespective of the effect such action may have on us. In addition, either one of them could violate his or her legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment that HJ Group is obligated to remit to us under the Consulting Services Agreement.

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

In January 2015, China’s Ministry of Commerce released draft legislation that could change how the government regulates corporate structures, especially for VIEs controlled by foreign investments. Instead of looking at “ownership”, the draft law focused on the entities or individuals hold control of a VIE. If a VIE is deemed to be controlled by foreign investors, it may be barred from operating in restricted sectors or the prohibited sectors listed on a “negative list”, where only companies controlled by Chinese nationals could operate, even if structured as VIEs. As of the report date, no formal legislation has been implemented.

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

According to the Measures on the Administration of Foreign Investment in the Commercial Sector (the “Measures”) promulgated by China’s Ministry of Commerce (the “MOC”), which became effective on June 1, 2004, a company that is directly owned by a foreign invested enterprise needs to obtain relevant governmental approvals before it opens new retail stores. However, there are no specific laws, rules or regulations with respect to whether such approvals are necessary for a company that is contractually controlled by a foreign invested enterprise. In addition, the Measures state that the MOC will promulgate a detailed implementation regulation to govern foreign invested enterprises engaging in drug sale. However, such implementation regulation has not yet been promulgated. Therefore, we cannot provide assurance that the MOC will not require such approvals to be obtained, or as to when any regulation of such requirements may be implemented. If additional governmental approvals are deemed to be necessary and we are unable to obtain such approvals on a timely basis or at all, our business, financial condition, results of operations and prospects, as well as the trading price of our common stock, will be materially and adversely affected.

The advent of recent healthcare reform directives from China’s central government may increase both competition and our cost of doing business.

Under the auspices of the Healthy China 2020 program (the “Program”), published by China’s National Development and Reform Commission in October 2008, the central government has set in motion a series of policies in fairly rapid succession aimed to improve China’s healthcare system. Such policies include (1) discouraging hospitals from both prescribing and dispensing medication, (2) the unveiling in April 2009 of formal healthcare reform guidelines aimed at improving the availability of and subsidies for “essential” drugs, and (3) the announcement in August 2009 of China’s National Essential Drugs List (“NEDL”), initially listing approximately three hundred (300) medicines to be sold at government-controlled prices. While an underlying goal of these policies is to make drugs more accessible to China’s poorer population, these policies also serve to create opportunities that in turn will intensify business competition in the Chinese retail drugstore industry, as well as competition for skilled labor and retail spaces. Additionally, we expect the NEDL to result in a rise in the number of government-subsidized community healthcare service centers, which in turn may erode the convenience and price advantage that our drugstores traditionally enjoy against hospitals.

The PRC’s labor law restricts our ability to reduce our workforce in the PRC in the event of an economic downturn and may increase our production costs.

In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law, which became effective on January 1, 2008 (the “LC Law”). The LC Law formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. Considered one of the strictest labor laws in the world, among other things, the LC Law provides for specific standards and procedures for the termination of an employment contract and places the burden of proof on the employer. In addition, the law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including the case of the expiration of a fixed-term employment contract. Further, the LC Law requires an employer to conclude an “employment contract without a fixed-term” with any employee who either has worked for the same employer for ten (10) consecutive years or more or has had two (2) consecutive fixed-term contracts with the same employer. An “employment contract without a fixed term” can no longer be terminated on the ground of the expiration of the contract, although it can still be terminated pursuant to the standards and procedures set forth under the new law. Because of the lack of implementing rules for the LC Law and the precedents for the enforcement of such a law, the standards and procedures set forth under the LC Law in relation to the termination of an employment contract have raised concerns among foreign investment enterprises in the PRC that such “employment contract without a fixed term” might in fact become a “lifetime, permanent employment contract.” Finally, under the LC Law, downsizing of either more than twenty (20) people or more than ten percent (10%) of the workforce may occur only under specified circumstances, such as a restructuring undertaken pursuant to the PRC’s Enterprise Bankruptcy Law, or where a company suffers serious difficulties in production and/or business operations, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract impossible. To date, there has been very little guidance and precedent as to how such specified circumstances for downsizing will be interpreted and enforced by the relevant PRC authorities. All of our employees working for us exclusively within the PRC are covered by the LC Law and thus, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns may be curtailed. Accordingly, if we face future periods of decline in business activity generally or adverse economic periods specific to our business, the LC Law can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

Fluctuations in the value of the Renminbi may have a material and adverse effect on your investment. The change in value of the Renminbi against the U.S. dollar is affected by, among other things, changes in PRC’s political and economic conditions. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from the three (3) HJ Group companies. Shortages in the availability of foreign currency may restrict the ability of our subsidiaries and our PRC affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

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

Fluctuations in the value of RMB may have a material adverse effect on your investment.

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

 In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollars without giving effect to any underlying change in our business or results of operations. The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss, which is recorded as a component of other comprehensive income. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.

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

The EIT Law provides that a maximum income tax rate of twenty percent (20%) is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC. However, the State Council has reduced such rate to ten percent (10%) through the implementation regulations. We are a Nevada holding company and substantially all of our income is derived from our subsidiaries and controlled companies located in the PRC. Therefore, dividends paid to us from China may be subject to the ten percent (10%) income tax if we are considered a “non-resident enterprise” under the EIT Law. If we are required to pay income tax for any dividends we receive from our PRC subsidiaries under the EIT Law and its implementation regulations, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, we may pay to our shareholders.

We face risks related to disease epidemics and other outbreaks.

Our business could be adversely affected by the effects of disease outbreaks. Any prolonged recurrence of any adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our stores or offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future epidemic outbreak.

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

At various times in recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between the two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

Our auditor, like other independent registered public accounting firms operating in China, is not permitted to be subject to inspection by Public Company Accounting Oversight Board, and consequently investors may be deprived of the benefits of such inspection.

Our auditor, the independent registered public accounting firm that issued the audit reports included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”), is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and applicable professional standards. Our auditor is located in China and the PCAOB is currently unable to conduct inspections on auditors in China without the approval of the PRC authorities. Therefore, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by the PCAOB.

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

In the next two to three years, China’s growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. The International Monetary Fund expected China’s economy to grow by 6.4% in 2018-2020. If China’s economy slows down further, it may negatively affect our business operation and financial results.

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

As an illustration of such volatility, the closing price of our common stock during the fifty two (52) weeks preceding the date of this report ranged from a low of $1.17 to a high of $2.73. In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

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

As of June 28, 2019, our directors and executive officers collectively controlled approximately 9,244,482 or 28.6% of our outstanding shares of stock entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit us and our shareholders. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company like us.

ITEM 2.	PROPERTIES

We are headquartered in Hangzhou, China. We own three properties. Additionally, our current leased properties are as follows:

Description	Location	Size (square meters)	Lease expiration date
Principal executive office	Hai Wai Hai Tongxin Mansion Floor 5&6 Gong Shu District, Hangzhou City Zhejiang Province, China	4,000	December 27, 2021

Pharmacies (1)	Various locations in Hangzhou, Zhejiang Province, China	Range from 79 to 1,713	September 2018 to October 2033

Farmland for herb cultivation (2)	Qianhong Township, Hangzhou, Zhejiang Province, China	196,677	February 1, 2040

Land (2)	Qianhong Township, Hangzhou, Zhejiang Province, China	18,616	February 1, 2040

(1)	As of the date of this report, we maintain operating leases in connection with our 121 pharmacies. See Note 10, “Long Term Deposits,” and Note 22, “Commitments and Contingencies” to the Financial Statements. The leases do not contain any material escalating lease payments or contingent rental payment terms. We must negotiate with the landlords for an extension of the current leases or enter into new leases upon their termination, upon which our landlords may request a rent increase. Under applicable PRC law, we have priority over other potential lessees with respect to the leased store space on the same terms. We also do not expect any significant difficulties in renewing the existing leases upon their expiration, where desired. Our community stores are normally relatively small in size and the fixtures inside such stores are easily movable. As a result, we do not expect our drugstore operations to be materially and adversely affected by any failure to renew current leases or enter into new leases.

(2)	We lease the land from The People’s Government of Qianhong Village under a 30-year lease entered in February 2010. The rent for the land was prepaid in full in May 2010. See Note 11, “Other Noncurrent Assets,” and Note 12, “Intangible Assets,” to the Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS.

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

Based on the records of our transfer agent, we had 32,936,786 shares of common stock issued and outstanding as of June 28, 2019.

Holders

Based on the records of our transfer agent, there were 43 stockholders of record of our common stock as of June 28, 2019 (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Recent Sales of Unregistered Securities

On January 23, 2017, we issued 4,840,000 shares of Common Stock to an institutional investor for a total proceeds of $10,648,000. The shares are restrictive with a standard legend under the Securities Act of 1933, as amended (the “Securities Act”). No other sales of unregistered securities were made in fiscal 2018 and 2019.

On April 15, 2019, we issued unregistered warrants to the investors in a concurrent private placement to a registered direct offering pursuant to a Securities Purchase Agreement dated April 11, 2019 (the “2019 Securities Purchase Agreement”), by and among the Company and the purchasers named therein, to purchase up to an aggregate of 3,000,006 shares of common stock at an exercise price of $3.00 per share (the “2019 Warrants”). The 2019 Warrants shall be initially exercisable six months following issuance and expire five and one-half years from the issuance date of the 2019 Warrants. H.C. Wainwright & Co., LLC (the “Placement Agent”) (or its designees) shall also receive warrants to purchase such number of shares of common stock as is equal to 6% of the aggregate number of shares of common stock sold in the offering, or 240,000 warrants (the “2019 PA Warrants”), with substantially the same terms as the 2019 Warrants being issued to the investors, except that the Placement Agent’s warrants will expire on April 11, 2024 and the warrants exercise price shall be $3.125.

Within 30 business days from the date of the 2019 Securities Purchase Agreement, the Company shall file a registration statement on Form S-1 providing for the resale by the investors of Common Stock issuable upon exercise of the 2019 Warrants and the 2019 PA Warrants and use commercially reasonable best efforts to cause such registration to become effective no later than 90 business days from the date of the 2019 Securities Purchase Agreement.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future other than in compliance with the SEC rules and regulations.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of March 31, 2019, we had 121 pharmacies in Hangzhou city and its adjacent town Lin’an under the store brand of “Jiuzhou Grand Pharmacy.”

Since May 2010, we have also been selling certain OTC drugs, medical devices, nutritional supplements and other sundry products online. Our online pharmacy sells through several third-party platforms such as Alibaba’s Tmall, JD.com and Amazon.com, and the Company’s own platform all over China. In fiscal year 2019, in order to keep competitive in certain third-party platforms such as Tmall, we have spent reasonable resources on marketing our products through these third-party platforms. Our sales through our own platform are primarily generated by customers who use their private commercial medical insurances package.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies and other local drugstores in China. We also farm certain herbs used in TCM but have not made sales in the year ended March 31, 2019.

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

Revenue recognition

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

Impairment of definite-lived intangible assets

The Company evaluates the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. These long-lived assets are grouped and evaluated for impairment at the lowest level at which individual cash flows can be identified. When evaluating these long-lived assets for potential impairment, the Company first compares the carrying amount of the asset group to the asset group’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than that carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated future cash flows (discounted and with interest charges). If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the asset group’s estimated future cash flows (discounted and with interest charges).

The long-lived asset impairment loss calculation contains uncertainty since management must use judgment to estimate each asset group’s future sales, profitability and cash flows. When preparing these estimates, the Company considers historical results and current operating trends and consolidated sales, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic and regulatory conditions, efforts of third party organizations to reduce their prescription drug costs and/or increased member co-payments, the continued efforts of competitors to gain market share and consumer spending patterns.

There were no material impairment losses for definite-lived intangible assets recognized in any of the years ended March 31, 2019 and 2018.

We currently recorded awarded membership points as accrued expense. The adoption of the policy will require us to deduct the membership rewards directly from our retail revenue. In other words, we will present such amounts in net sales as opposed to our current reduction of operation expense classification.

Results of Operations

Comparison of years ended March 31, 2019 and 2018

The following table summarizes our results of operations for the years ended March 31, 2019 and 2018:

	Years ended December 31,
	2019		2018
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$107,551,012	100.0%	$96,112,706	100.0%
Gross profit	$25,108,043	23.3%	$20,125,169	20.9%
Selling expenses	$24,265,184	22.6%	$18,739,492	19.5%
General and administrative expenses	$1,718,989	1.6%	$17,823,661	18.5%
Impairment of long-lived assets	$-	-%	$1,583,186	1.6%
Loss from operations	$(876,130)	(0.8)%	$(18,021,170)	(18.8)%
Interest income	$112,887	0.1%	$478,976	0.5%
Other income (expense), net	$(93,311)	(0.1)%	$201,096	0.2%
Change in fair value of derivative liability	$(326,452)	(0.3)%	$357,421	0.4%
Income tax expense	$134,763	0.1%	$76,256	0.1%
Net loss	$(1,317,769)	(1.2)%	$(17,059,933)	(17.7)%

Revenue

Primarily due to the rise in our retail stores pharmacy business, revenue increased by $11,438,306 or 11.9% for the year ended March 31, 2019, as compared to the year ended March 31, 2018, partially offset by the decrease in our online sales.

Revenue by Segment

The following table breaks down the revenue for our four business segments for the year ended March 31, 2019 and 2018:

	For the year ended March 31,
	2019		2018
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$72,334,409	67.3%	$61,977,582	64.5%	$10,356,827	16.7%
Revenue from online sales	8,784,459	8.1%	12,132,930	12.6%	(3,348,471)	(27.6)%
Revenue from wholesale business	26,432,144	24.6%	22,002,194	22.9%	4,429,950	20.1%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$107,551,012	100.0%	$96,112,706	100.0%	$11,438,306	11.9%

Retail drugstores sales, which accounted for approximately 67.3% of total revenue for the year ended March 31, 2019, increased by $10,356,827, or 16.7% compared to the year ended March 31, 2018, to $72,334,409. Same-store sales increased by approximately $9,465,094, or 15.9%, while new stores contributed approximately $755,419 in revenue in the year ended March 31, 2019.Excluding the RMB depreciation effect, the same store sales increased by approximately 17.4% period over period.

The increase in our retail drugstore sales is primarily due to consumer-facing benefits such as emphasis on on-site medical care, chronic disease management services, incremental DTP (Direct-to-Patient) business caused by continuous hospital medical reform, promotional campaigns such as our fifteen year anniversary sales, and maturing of stores opened a year ago. Convenient on-site medical support at our pharmacies has been our hallmark from the beginning of our business. Suitable medical support from our doctors has proven to be critical to our superior store sales. Linking doctor care with drug sales has become our business guidance for the future. By adding more doctor-provided services at stores, we have been able to promote our store sales. In January 2019, we had a grand opening of another flagship store in South Hangzhou. The store hosts both our drugstore and clinic and is expected to expand our business model.

DTP drugs are usually low profit margin new medicines not sold at hospitals. As part of the PRC’s recent medical reform package, local governments require the revenue percentage from drug sales at public hospitals to decline. In order to achieve lower drug sales percentage out of their total revenue, the public hospitals chose to abandon sales of low profit margin DTP products first. As the biggest drugstore network in Hangzhou City, Jiuzhou Pharmacy had quite a few of our stores located adjacent to local hospitals. Additionally, we have actively contacted local vendors of certain DTP products that we were previously not selling and were able to sell these DTP products in our stores. By setting special counters selling DTP products at our stores, sales in our drugstores have increased.

Implementing marketing campaigns suited to local communities has been an important tool in driving sales. We usually cooperated with brand-name pharmaceutical manufacturers in our marketing campaigns. Brand-name medical products sales improve our store reputation, which is beneficial to our long-term sales.

Furthermore, since fiscal year 2018, we have accelerated our expansion of new stores, which is expected to generate more retail drugstore revenues. Eighteen stores have become qualified for municipal government insurance reimbursement after about a year’s operation. Sales reimbursed from municipal government insurance program usually account for more than 50% of our total sales at maturing stores. As these stores gained such qualifications, their sales increased quickly as compared to the previous year. Our store count is 122 at March, 2018 and 121 at March 31, 2019.

Our online pharmacy sales decreased by approximately $3,348,471, or 27.6% for the year ended March 31, 2019, as compared to the year ended March 31, 2018. The decrease was primarily caused by a decline in our sales via various e-commerce platforms, offset by the increase in business referred from Pharmacy Benefit Management (“PBM”) providers, as further explained below. We operate our online business via e-commerce platforms such as Tmall and JD.com as well as our own official online pharmacy website. Such arrangements with third-party platforms have exposed our online presence to a wider consumer base due to the official suspension of OTC drug sales on e-commerce platforms such as Alibaba and strong competition, our sales via these e-commerce platforms have been curtailed. As a result, our sales via these e-commerce platforms decreased by 33.4% period over period. We are adding more non-medical health products such as nutritional supplements into our sales menu to counteract the decline in sale of OTC drug category. Our official website sales increased by 7,502 or 0.4% year over year, primarily as we explored more Pharmacy Benefit Management (“PBM”) providers, who draw insured customers from private health insurance companies to spend on health products at drugstores.

Wholesale revenue increased by $4,429,950 or 20.1%, primarily as a result of our ability to resell certain products, which our retail stores made large order on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the increase in the wholesale volume. Additionally, we strategically act as provincial agent for Dong’e Ejiao and sold significant amounts of Ejiao with in Zhejiang Province. However, hospitals are still the dominant drug retailers in China. Local hospitals usually have strong ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the year ended March 31, 2019 and 2018, we have not harvested and generated revenue from our farming business. We planted ginkgo trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. We anticipate that we will continue to grow ginkgo trees and cultivate other herbs in the future.

Gross Profit

Gross profit increased by $4,982,874 or 24.8% period over period primarily as a result of an increase in gross profit provided by retail stores sale, which increased significantly in the year ended March 31, 2019. At the same time, gross margin increased from 20.9% to 23.3% due to higher retail profit margins. The average gross margins for each of our four business segments are as follows:

	Year ended March 31,
	2019	2018
Average gross margin for retail drugstores	29.2%	25.9%
Average gross margin for online sales	11.8%	10.5%
Average gross margin for wholesale business	11.3%	12.7%
Average gross margin for farming business	N/A	N/A

Retail gross margins increased primarily because of introducing new suppliers, and renegotiating prices with our suppliers continuously. By hiring talented procurement employees, who have decades of experience in the drug sales and purchase industry, we were able to introduce new suppliers and sign brand name products contract to obtain more rebates. As a result, we were able to keep up with our sales profit margin. In addition, we are able to continuously renegotiate with our vendors and press price down to acceptable levels. We expect to keep our profit margin at a reasonable level in the future.

Gross margin of online pharmacy sales increased primarily due to the increase in our sales via our own official website, as well as a decrease in sales via third-party platforms, which are usually subject to low profit margin. We conduct our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. The sales on our own official website usually have higher profit margins because customers referred by commercial insurance companies are premium customers who can afford premium products with higher profit margins. As described in the above, in the year ended March 31, 2019, we achieved more sales from our own official websites. As a result, we incurred higher profit margin.

Wholesale gross margin decreased primarily due to various products with different profit margin we carried and sold to certain pharmaceutical vendors. In the year ended March 31, 2019, we acted as the provincial agent for Dong’e Ejiao and distributed significant amount of Ejiao in September within Zhejiang Province. As a result, our gross profit margin was lowered significantly. Although we have attempted to market our products to major local hospitals and other pharmacies, we have not been able to make significant progress. Until we are able to obtain status as a provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to maintain low profit margins in order to drive sales on our wholesale business.

Selling and Marketing Expenses

Sales and marketing expenses increased by $5,525,692 or 29.5% year over year, primarily due to increase in labor and rent related to our store expansions and rising local living cost. We opened over 50 stores at the end of calendar year 2017 and early in calendar year 2018. As a result, we experienced increase of $2.9 million labor cost and $1.5 million rental cost. Excluding the above factors, selling and marketing expenses increased by approximately $1.2 million or 6.2%, which reflects increase in other operating cost.

General and Administrative Expenses

General and administrative expenses decreased by $16,104,672 or 90.4% period over period. Such expenses as a percentage of revenue decreased to 1.6% from 18.5% for the same period a year ago.  In fiscal 2019, in order to use our cash more efficiently, we accelerated collection of advance to suppliers and accounts receivables. Specifically, we focused on the collection of aged accounts of advance to suppliers and accounts receivable. As we have collected the amount, our allowance on doubtful accounts decreased by approximately $7.7 million. Additionally, our stock compensation expense decreased by approximately $6.8 million primarily as a result of issuing shares to our key employees in fiscal 2018. Excluding such an effect, general and administrative expenses decreased by approximately $1.6 million or 9%, which reflects our improved control of expense such as overall management cash compensation in fiscal year 2019.

Impairment of Long-lived Assets

We recorded an impairment of long-lived assets of $0 and $1,583,186 for the year ended March 31, 2019 and 2018. On March 31, 2018, Jiuxin Medicine started outsourcing its logistics service to Astro Boy Cloud Pan (Hangzhou) Storage and Logistic Co. Ltd, Jiuxin Medicine’s warehouse lease has been terminated. As a result, approximately $1,583,186 in unamortized warehouse improvements was recognized as expense in the year ended March 31, 2018. Such impairment was made after we estimated that the implied fair value of long-lived assets was lower than the carrying value.

Loss from Operations

As a result of the above, we had loss from operations of $876,130,  as compared to loss from operations of $18,021,170 a year ago. Our operating margin for the year ended March 31, 2019 and 2018 was (0.8)% and (18.8)%, respectively.

Other Income (Expense), Net

In the year ended March 31, 2019, other income is $(93,311) as compared to other income of $201,096 in the year ended March 31, 2018.

Income Taxes

Our income tax expense increased by $58,507 period over period due to increase in overall profit.

Net Loss

As a result of the foregoing, net loss is $1,317,769 in the year ended March 31, 2019 as compared to a net loss of $17,059,933 in the year ended March 31, 2018.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$5,022,472	$713,450	$312,763	$-	$6,048,685
4- 6 months	70,694	101,532	1,655,203	-	1,827,429
7- 12 months	383,867	169,028	1,139,223	-	1,692,118
Over one year	1,726,406	187,179	457,547	-	2,371,132
Allowance for doubtful accounts	(1,980,725)	(267,001)	(999,124)	-	(3,246,850)
Total accounts receivable	$5,222,714	$904,188	$2,565,612	$-	$8,692,514

Accounts receivable from our retail business mainly consist of reimbursements from local government health insurance bureaus and commercial health insurance programs. In the year ended March 31, 2019, we wrote off an approximately $146,593 collectible from provincial and Hangzhou City government insurance, as such amounts have been determined by the health insurance bureaus to be unqualified for reimbursement.

Accounts receivables from our online pharmacy business mainly consist of receivables from insurance company and a service company handling with insurance companies. As we continue to expand our business with commercial insurance company, our receivables from them increased. Additionally, certain receivables are from third-party platforms such as JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us at a later date, such reimbursement periods times ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business consist of receivables from our customers such as pharmaceutical distributors and local drugstores primarily in Zhejiang Province. In fiscal 2019, we accelerated collection of certain aged accounts from customers which we no longer or rarely sold products to. By doing so, we are able to take better use of our cash. As a result, the overall reserve on wholesale accounts receivables decreased.

Subsequent to March 31, 2019 and through May 31, 2019, we collected approximately $5.0 million in receivables relating to our drugstore business, approximately $1.0 million in receivables relating to our online pharmacy business, approximately $1.8 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$192,700	$-	$1,453,328	$-	$1,646,028
4- 6 months	12,771	-	176,165	-	188,936
7- 12 months	26,960	-	243,327	-	270,287
Over one year	109,436	-	262,539	-	371,975
Allowance for doubtful accounts	(143,762)	-	(383,212)	-	(526,974)
Total advances to suppliers	$198,105	$-	$1,752,147	$-	$1,950,252

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only purchases certain non-medical products such as sundry. As a result, our retail chain made few advances to suppliers as of March 31, 2019.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon past experience and any supplier-specific issues such as the discontinuation of inventory supply that have been identified. If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal action. If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off.  In fiscal 2019, in order to use our cash more efficiently, we accelerated the collection of deposits from quite a few suppliers, especially aged accounts. We chose to only leave deposits with critical suppliers who supply large quantities of merchandise. As a result, the outstanding advances to suppliers decreased dramatically.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	For the year ended March 31,
	2019	2018
Net cash provided by/used in operating activities	$(5,603,216)	$(2,070,066)
Net cash provided by/used in investing activities	$(7,326,181)	$(2,977,502)
Net cash provided by/used in financing activities	$8,078,581	$(4,893,288)

For the year ended March 31, 2019 cash provided by operating activities amounted to $(5,603,216), as compared to $(2,070,066) a year ago.  The change is primarily attributable to a decrease in cash provided by bad debt direct write-offs and provisions of $7,367,487, a decrease in cash provided by stock compensation of $6,824,463,a decrease in cash provided by accounts payable of $4,254,978 offset by an increase of $2,491,447 in advances to suppliers, an increase in cash provided by accounts receivable of $1,955,676 and an increase in cash provided by inventories and biological assets of $1,020,386.

For the year ended March 31, 2019, net cash used in investing activities amounted to $(7,326,181), as compared to $(2,977,502) provided by investing activities a year ago.  The change is primarily attributable to the purchase of Yueming Shop for approximately $4,842,670 in the year ended March 31, 2019.

For the year ended March 31, 2019, net cash provided by financing activities amounted to $8,078,581, as compared to $(4,893,288) net cash used in financing activities a year ago. The financing proceeds were derived from the private placement described below.

As of March 31, 2019, we had cash of approximately $9,322,463. Our total current assets as of March 31, 2019, were $56,202,981 and total current liabilities were $55,212.286, which resulted in a working capital of $990,695.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	18,322,510	4,952,693	7,277,929	4,052,270	2,039,618
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP*	465,248	-	465,248	-	-
Total	$18,787,758	4,952,693	7,743,177	4,052,270	2,039,618

* This refers to warrants to purchase shares of common stock issued to an institutional investor and a placement agent (See Note 17).

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	March 31, 2019	March 31, 2018
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1490	USD1: RMB 0.1592

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1491	USD1: RMB 0.1510

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2019, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were ineffective. They reached this conclusion due to the presence of material weaknesses in internal controls over financial reporting as described below. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in the Internal Control-Integrated Framework. We are responsible for establishing and maintaining adequate internal control over financial reporting. Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2019 due to the following material weaknesses:

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

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2019 considered the same factors, including:

●	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;

●	how adequately we complied with U.S. GAAP on transactions; and

●	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Based on the above factors, management concluded that the lack of timely reconciliation of booking and recording from China GAAP to US GAAP and  lack of accounting staff with sufficient US GAAP experience are material weaknesses as of March 31, 2019.

Remediation of Material Weakness for the year ended March 31, 2019

Subsequent to the identification of the material weakness, we have enhanced existing controls and design and implemented new controls. We have devoted significant time and attention to remediate the above material weakness. For example, we redesigned our system to retrieve data faster, so we are able to identify and reconcile the GAAP difference more efficiently. In addition, we trained our accounting staff with US GAAP knowledge, so they can meet the requirement from our auditors more efficiently. These improvements to our internal control infrastructure were implemented over the course of fiscal 2019, and were in place in connection with the preparation of our financial statements for the year ended March 31, 2019. As such, we believe that the remediation initiative outlined above will be sufficient to remediate as the changes become operational for a full year the material weakness in internal control over financial reporting as discussed

Changes in Internal Control over Financial Reporting

In 2017, we installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. In fiscal 2019, we linked our SAP system with a series of local banks, so it can provide a view of overall and instant cash information. In addition, we hired specialized managers who are able to program and develop improved procedure in the system. We expect to continually improve our internal control system. There have been no other changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age(1)	Position	Date of Appointment
Lei Liu	54	Chief Executive Officer and Chairman of the Board of Directors	September 17, 2009
Ming Zhao	43	Chief Financial Officer	August 1, 2011
Li Qi	46	Director	October 23, 2009
Caroline Wang (2) (3) (4)	32	Director	March 29, 2017
Jiangliang He (2) (3) (4)	56	Director	September 4, 2018
Genghua Gu (2) (3) (4)	68	Director	March 28, 2014
Pingfan Wu (4)	54	Director	October 26, 2018
Yan Liu	29	Secretary	September 4, 2018

(1)	As of the date of this report.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Nominating Committee.

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

Caroline Wang has been a member of our Board since March 29, 2017. Ms. Wang has been a project manager with JC Group, a comprehensive industrial financial group which serves the “city management”, performing internal audit and projects management for a variety of financial products since October 2015. Prior to that, Ms. Wang served as a CFO assistant of Kandi Technologies Group, Inc. (NASDAQ:KNDI), a company engaged in the research, development, manufacturing, and sales of vehicle products. She was mainly responsible for consolidation of financial reports and internal control audits. From 2012 to 2015, Ms. Wang was an audit department assistant manager with KPMG Huazhen LLP Hangzhou Branch, conducting financial report audits and internal control audits for listing companies and also providing audit services to pre-IPO companies. None of these companies are related to or affiliated with the registrant. Ms. Wang holds a master’s degree in public administration from the London School of Economics and Political Science, and a bachelor’s degree in finance from Beijing Language and Culture University. The Board has determined that Ms. Wang has the qualification to serve as a member of the Board given her extensive financial, accounting and auditing experience, as well as her English and Chinese bilingual capabilities to facilitate the Board’s supervision of the management.

Jiangliang He, has extensive experience as a professional attorney. He has served as a partner in Dentons China, a large law firm with a presence in approximately 45 cities in China, since August 2008. From July 1997 to July 2008, he was a partner in the Zhejiang Jiuyao law firm. From July 1984 to June 1997, he was a professor at Hangzhou School of Law. Mr. He received his bachelor’s degree in law from Beijing University.

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

Pingfan Wu graduated from Jiangxi Medical College with a major in clinical medicine. After graduation, she worked in a hospital for eight years as a physician and an attending physician. After that, she joined Sino-American Shike/GlaxoSmithKline for 18 years until 2014. From sales representative to GSK China Sales/Strategy Director, Ms. Wu was responsible for the sale of multiple prescription drugs/OTC products in Chinese hospitals, retail markets, government cooperation projects and mergers and acquisitions. Since 2014 Ms. Wu has been working at Cardinal Health China Pharmaceutical Co., Ltd., which is among the top three largest U.S./foreign drug distribution companies in China (“Cardinal China”). She served as its retail COO, responsible for retail channel branding/sales of the distribution products in China and online/offline business strategy planning and operation management for its Direct-to-Patient (“DTP”) pharmacy. The DTP pharmacy is mainly a hospital-side pharmacy and the products are primarily high-value drugs.

Yan Liu, from August 15, 2017 to August 1, 2018, Mr. Liu had been a project manager with Ping An Insurance (Group) Company of China, Ltd. (“Ping An Insurance”), a Chinese holding conglomerate whose subsidiaries mainly deal with insurance, banking, and financial services. Ping An Insurance is one of the top 50 companies on the Shanghai Stock Exchange. While at Ping An Insurance, Mr. Liu was mainly responsible for projects dealing with the reformation of the current Chinese medical system and market, which is a US$1.3 trillion (8 trillion yuan) industry as of 2018. Prior to that Mr. Liu had served as Director of Investor Relations for the Company from 2015. Mr. Liu holds a bachelor’s degree in statistics from Arizona State University and a bachelor’s degree in math from Jinan University.

Family Relationships

There are no family relationships between or among any of the current directors or executive officers except the following: Mr. Yan Liu, our Secretary, is son of our Chairman of the Board and the Chief Executive Officer but has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

There are no family relationships among our officers and directors and those of our subsidiaries and affiliated companies.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten (10) years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended March 31, 2019, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, for the fiscal year ended March 31, 2019, our directors, executive officers and holders of ten percent (10%) or more of our common stock complied with Section 16(a) filing requirements applicable to them.

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

Based on the information submitted by Ms. Caroline Wang, Mr. Jiangliang He, and Dr. Genghua Gu, our Board of Directors has determined that each of them is independent under Rule 5605(a)(2) of The NASDAQ Listing Rules.

Our Board of Directors has three (3) committees. During the fiscal year ended March 31, 2019, our Board of Directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of Directors	1	3
Audit Committee	1	1
Compensation Committee	1	2
Nominating Committee	1	2

Audit Committee

Our Audit Committee operates under a written charter, a copy of which is available on our website at http://www.jiuzhou360.com under the tabs “Investor”–“Corporate Governance”–“Documents”, and is composed of our three (3) independent directors. Our Board of Directors has determined, based on information furnished by Ms. Caroline Wang and other available information, that she meets the requirements of an “audit committee financial expert” as that term is defined in the rules promulgated under the Securities Act and the Exchange Act, and has accordingly designated her as such. Our Board of Directors has also appointed her chairperson of the committee.

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

Compensation Committee

Our Compensation Committee operates under a written charter, a copy of which is available on our website at http://www.jiuzhou360.com under the tabs “Investor”–“Corporate Governance”–“Documents”, and is made up of our three (3) independent directors. Jiangliang He is chairperson of the committee. Our Compensation Committee oversees and, as appropriate, makes recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and our employees, and other employee policies; it also provides assistance and recommendations with respect to our compensation policies and practices.

Nominating Committee

Our Nominating Committee operates under a written charter, a copy of which is available on our website at http://www.jiuzhou360.com under the tabs “Investor”–“Corporate Governance”–“Documents”, and is made up of our four(4) independent directors. Genghua Gu is chairperson of the committee. Our Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting, fills any vacancies on our Board of Directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices.

Code of Ethics

The Company’s Code of Ethics, which applies to all officers, directors and employees, was adopted by the Board on March 15, 2010. The Code of Ethics was filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2010, a copy of which is available on our website at http://www.jiuzhou360.com under the tabs “Investor”–“Corporate Governance”–“Documents”.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two (2) fiscal years. No other executive officer received compensation in excess of $100,000 during the fiscal year ended March 31, 2019.

Summary Compensation Table
Name and Principal Position	Fiscal Year ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu,	2019	53,676	-0-	-	-0-	-0-	-0-	-0-	53,676
CEO (2)(3)	2018	54,360	-0-	911,250	-0-	-0-	-0-	-0-	965,610

Ming Zhao,	2019	88,000	-0-	-	-0-	-0-	-0-	-0-	88,000
CFO (4)	2018	88,000	-0-	40,500	-0-	-0-	-0-	-0-	128,500

(1)	Reflects the full fair value of stock issued during the applicable fiscal year for financial statement reporting purposes.
(2)	Salary as reported is based on interbank exchange rate of RMB 6.6225 to $1.00 on March 31, 2018 and RMB 6.7075 to $1.00 on March 31, 2019.
(3)	Mr. Liu’s compensation under “Stock Awards” for the fiscal year ended March 31, 2018, comes from the restricted stock award of 900,000 shares granted to him on March 30, 2018 under the China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”), after the cancellation of 225,000 shares on June 28, 2018, resulted in 675,000 shares. There is no grant of stock awards to Mr. Liu in the fiscal year ended March 31, 2019.
(4)	Mr. Zhao’s compensation under “Stock Awards” includes restricted shares issued granted to him on March 30, 2018 under the Plan. There is no stock awards in the fiscal year ended March 31, 2019.

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

Agreement with Ming Zhao

We entered into an employment agreement with Mr. Zhao dated as of August 1, 2011, under which Mr. Zhao is serving as our Chief Financial Officer for a term of two years commencing August 1, 2011, for annual compensation of $100,000, payable in monthly installments, as well as a one-time grant of 40,000 shares of our common stock (the “Shares”) under our 2010 Equity Incentive Plan.  The term of his employment was extended verbally for another two (2) years with an amended annual compensation of $88,000 starting from October 2012. The term of this employment was extended verbally for another one (1) years automatically (unless providing prior notice otherwise) with an annual compensation of $88,000 starting from October 2015. Mr. Zhao is also entitled to expense reimbursement and to be included as an insured under our directors and officers insurance policy with coverage of $5,000,000. During his employment, Mr. Zhao is subject to certain restrictive covenants, including (i) prohibition against engaging in any work that competes with us and our business and soliciting our customers, potential customers and employees, and (ii) requirement to maintain our confidential information.

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

Outstanding Equity Awards at Fiscal Year Ended March 31, 2019

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

On September 21, 2010, our Board of Directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”). The maximum number of shares that may be issued under the Plan is 2,025,000 shares of our common stock. The Plan was approved by our shareholders at our annual meeting held on November 2, 2010. On February 24, 2015, our Board of Directors adopted and approved Amendment No. 1 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 2,025,000 share limit to 4,325,000 shares. Amendment No. 1 was approved by the stockholders at the annual shareholders meeting on March 23, 2015. On January 27, 2016, our Board of Directors adopted and approved Amendment No. 2 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 4,325,000 share limit to 7,175,000 shares. Amendment No. 2 was approved by the stockholders at the annual shareholders meeting on March 23, 2016. Under the Plan, the Company may issue common stock and/or options to purchase common stock to our officers, directors, employees and consultants. The Plan is administered either by our Board of Directors or a committee that it designates comprising of at least two (2) “non-employee” directors. The board (or the committee, if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. On February 14, 2017, our Board of Directors adopted and approved Amendment No. 3 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 7,175,000 share limit to 9,696,468 shares. Amendment No. 3 was approved by the stockholders at the annual shareholders meeting on March 29, 2017. As of March 31, 2019, there were 2,314,166 shares of our common stock available for future issuance under the Plan.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended March 31, 2019:

Director Compensation Table
Name	Fiscal Year ended March 31,	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu (2)	2019	53,676	--	-0-	-0-	-0-	-0-	53,676
Li Qi (2)	2019	44,730	-0-	-0-	-0-	-0-	-0-	44,730
Caroline Wang	2019	12,080	-0-	-0-	-0-	-0-	-0-	12,080
Taihong Guo (former director)	2019	2,500	-0-	-0-	-0-	-0-	-0-	2,500
Genghua Gu	2019	6,000	-0-	-0-	-0-	-0-	-0-	6,000
Jiangliang He	2019	3,092	-0-	-0-	-0-	-0-	-0-	3,092
Pingfan Wu	2019	3,600	-0-	-0-	-0-	-0-	-0-	3,600

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes.

(2)	Compensation is reflected in the Summary Compensation Table on page 49 above.

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

Agreement with Jiangliang He

As of September 4, 2018, we entered into an agreement with Mr. He in the form of a director offer letter pursuant to which we agreed to compensate her $5,300 (RMB36,000) annually for her services. Additionally, she is entitled to be included as an insured under our directors and officers insurance policy.

Agreement with Pingfan Wu

As of October 26, 2018, we entered into an agreement with Ms. Wu in the form of a director offer letter pursuant to which we agreed to compensate her $8,640 (RMB60,000) annually for her services. Additionally, she is entitled to be included as an insured under our directors and officers insurance policy.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on June 28, 2019 or the latest applicable date prior to that date, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
Executive officers and directors: (1)	Number of Shares beneficially owned (2)	Percentage of class beneficially owned (3)
Lei Liu, Chief Executive Officer and Chairman of the Board of Directors (4)	8,825,482	26.8%
Ming Zhao, Chief Financial Officer	199,000	* %
Li Qi, Director (4)	6,409,000	19.5%
Caroline Wang, Director (5)	-	* %
Genghua Gu, Director (6)	30,000	* %
Jiangliang, He, Director	-	* %
Pingfan Wu, Director	-	* %
All directors and executive officers as a group (7 persons)	9,433,482	28.6%

5% Shareholders: (1)
CareRetail Holdings Limited (7)	4,840,000	14.7%
Super Marvel Limited (4)	6,030,000	18.3%
Chong’an Jin (4)	6,049,000	18.3%
Sabby Management, LLC (8)	1,651,151	5.0%

*	Less than 1%.
(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 6th Floor, Hai Wai Hai Tongxin Mansion, Gong Shu District, Hangzhou City, Zhejiang Province, China, 310008.
(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 32,936,786 shares outstanding as of June 28, 2019.
(4)	The address of Super Marvel Limited (“Super Marvel”) is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. The owners of Super Marvel are Lei Liu (39%), Li Qi (30%) and Chong’an Jin (31%). They are also its directors. As such, they are deemed to have or share investment control over Super Marvel’s portfolio. According to Rule 13d-5, when two or more persons agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of an issuer, the group formed thereby shall be deemed to have acquired beneficial ownership, for purposes of sections 13(d) and (g) of the Exchange Act, as of the date of such agreement, of all equity securities of that issuer beneficially owned by any such persons. As a result, 6,030,000 shares of common stock held by Super Marvel reported herein as beneficially owned by each of Mr. Liu, Ms. Qi and Mr. Jin, which they in turn own indirectly through their respective ownership of Super Marvel.
(5)	Ms. Wang’s address is: 3601B The Center, Changle Road, Xuhui District, Shanghai, China.
(6)	Dr. Gu’s address is: No.1, Xueshi Road, Hangzhou, China.
(7)	The address of CareRetail Holdings Limited is Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008. Hillhouse Capital Management, Ltd., an exempted Cayman Islands company (“Hillhouse Capital”) is hereby deemed to be the sole beneficial owner of, and to control the voting power of, the shares of our common stock held by CareRetail. The directors of Hillhouse Capital are Jun Shen and Colm O’Connell. Mr. Shen and Mr. O’Connell are employees of Hillhouse Capital and Mr. Lei Zhang is the President and Chief Investment Officer of Hillhouse Capital.
(8)

According to Schedule 13G filed on May 10, 2019, the address of Sabby Management, LLC is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458. As calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. beneficially own 157,638 and 1,493,513 shares of the Company’s common stock. respectively, representing approximately 0.48% and 4.53% of the common stock, respectively. Sabby Management, LLC, the investment manager of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., and Hal Mintz, manager of Sabby Management, LLC, share voting and investment power with respect to these securities. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities listed except to the extent of their pecuniary interest therein.

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

Other Related Party Transactions

	March 31, 2019	March 31, 2018
Due to a director and CEO (1):	795,179	850,342

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

On October 11, 2016, the Company issued a total of 949,000 shares of common stock to Lei Liu, at $1.69 per share, the fair market value, or the closing stock price on Nasdaq on October 11, 2016, to offset the debts in the amount of $1,603,810 owed to Mr. Liu.

The Company leases a retail space from Mr. Lei Liu. The lease will expire in September 2020. The rent for the year ended March 31, 2019 has not been paid to Mr. Liu as of March 31, 2019.

On April 28, 2018, 10% of Jiuxin Medicine was sold to Hangzhou Kangzhou Biotech Co. Ltd. for a total proceeds of approximately $75,643(RMB507,760). Mr. Lei Liu owns 51% of Hangzhou Kangzhou Biotech Co. Ltd.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our current principal independent auditor is BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO China”) whom we engaged on April 7, 2015. The following table shows the fees for audit and other services provided by BDO China in relation to our 2019 and 2018 fiscal years:

	For the Fiscal Years ended March 31,
	2019	2018
Audit Fees (1)	$230,000	$225,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$230,000	$225,000

(1)	Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees: This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”
(3)	Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees: This category consists of fees for other miscellaneous items.

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

(1) Financial Statements

The following consolidated financial statements for the years ended March 31, 2019 and 2018 are included in Part II, Item 8 of this Report:

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description
2	Share Exchange Agreement among Kerrisdale Mining Corporation, certain of its stockholders, Renovation Investment (Hong Kong) Co., Ltd. and its shareholders dated September 17, 2009 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on July 14, 2008 (2)
3.3	Articles of Merger filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws (1)
3.5	Text of Amendments to the Bylaws (2)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (6)
4.1	Specimen of Common Stock Certificate (1)
4.2	2010 Equity Incentive Plan (8)
4.3	Amendment No. 4 to the 2010 Equity Incentive Plan (22)
4.4	Amendment No. 5 to 2010 Equity Incentive Plan (23)
4.5	Form of Warrant to the investors in July 2015 (17)
4.6	Form of Warrant to the investors in April 2019 (26)
10.1	Consulting Services Agreement between Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) and Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”) dated August 1, 2009 (3)
10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)

10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Consulting Services Agreement between Jiuxin Management and Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”) dated May 15, 2012 (10)
10.29	Operating Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.30	Voting Rights Proxy Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.31	Equity Pledge Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.32	Option Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.33	Director Offer Letter with Caroline Wang dated as of March 29, 2017 (21)
10.34	Director Offer Letter with Genghua Gu dated December 9, 2013 (13)
10.35	Office Lease dated December 18, 2013 (14)
10.36	Acquisition Agreement between Jiuzhou Pharmacy and Sanhao Pharmacy dated October 9, 2014 (15)
10.37	Form of the Restricted Stock Award Agreement for the Issuance on November 18, 2014 (16)
10.38	Form of the Non-statutory Stock Option Agreement (16)
10.39	Securities Purchase Agreement between the Company and an Investor dated July 19, 2015 (17)
10.40	Engagement Letter between the Company and H.C. Wainwright & Co., LLC dated July 19, 2015 (17)
10.41	Form of the Restricted Stock Award Agreement for the issuance on November 27, 2015 (18)
10.42	Securities Purchase Agreement by and between the Company and CareRetail Holdings Limited dated January 3, 2017 (19)
10.43	Investor Rights Agreement by and among the Company, Jiuzhou Pharmacy, Mr. Lei Liu, Ms. Li Qi and CareRetail Holdings Limited dated January 3, 2017 (19)
10.44	English translation of the Joint Venture Agreement by and between Jiuzhou Pharmacy and CareRetail (HK) dated January 18, 2017 (20)
10.45	Offer Letter to Mr. Jiangliang He dated September 4, 2018 (23)
10.46	Offer Letter to Mr. Yan Liu dated September 4, 2018 (23)
10.47	Director Offer Letter with Ms. Pingfan Wu, dated October 26, 2018 (24)
10.48	Offer Letter to Mr. Wei Hu, Chief Operating Officer dated November 7, 2018 (25)
10.49	Form of Securities Purchase Agreement dated April 11, 2019 (26)
10.50	Engagement Agreement with H.C. Wainwright & Co. dated April 10, 2019 (26)
14.1	Code of Business Conduct and Ethics (5)
21.1	List of Subsidiaries *
23.1	Consent of Independent Publicly Registered Accounting Firm, BDO China Shu Lun Pan Certified Public Accountants LLP *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer *

99.1	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.2	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (7)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on November 28, 2007
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 15, 2008
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 24, 2009
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 30, 2009
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2010
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 14, 2010
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed on June 29, 2010
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 3, 2010
(9)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2011
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 17, 2012
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 30, 2012
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 4, 2013
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 12, 2013
(14)	Incorporated by reference from the registrant’s Current Report on Form 10-K filed on June 27, 2014
(15)	Incorporated by reference from the registrant’s Current Report on Form 10-Q filed on November 13, 2014
(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 24, 2014
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 21, 2015
(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 2, 2015
(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 4, 2017
(20)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on February 10, 2017
(21)	Incorporated by reference from Exhibit 10.33 of the registrant’s Annual Report on Form 10-K filed on June 29, 2017
(22)	Incorporated by reference from the registrant’s Exhibit A to the proxy statement on Schedule 14A filed on February 9, 2018
(23)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2019
(24)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 26, 2018
(25)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 9, 2018
(26)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 11, 2019

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date : July 1, 2019	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer
(Principal Executive Officer)

Date : July 1, 2019	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lei Liu	Chief Executive Officer and Director	July 1, 2019
Lei Liu

/s/ Ming Zhao	Chief Financial Officer	July 1, 2019
Ming Zhao

/s/ Li Qi	Director	July 1, 2019
Li Qi

/s/ Caroline Wang	Director	July 1, 2019
Caroline Wang

/s/ Jiangliang He	Director	July 1, 2019
Jiangliang He

/s/ Genghua Gu	Director	July 1, 2019
Genghua Gu

/s/ Pingfan Wu	Director	July 1, 2019
Pingfan Wu

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

China Jo-Jo Drugstores, Inc.

Carson City, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of China Jo-Jo Drugstores, Inc. (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO China Shu Lun Pan Certified Accountants LLP

We have served as the Company’s auditor since year 2015.

Shanghai, People’s Republic of China

July 1, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$9,322,463	$15,132,640
Restricted cash	15,422,739	16,319,551
Financial assets available for sale	180,928	175,140
Notes receivable	177,278	279,082
Trade accounts receivable	8,692,514	8,322,393
Inventories	13,955,202	13,429,568
Other receivables, net	4,438,230	3,098,079
Advances to suppliers	1,950,252	3,447,452
Other current assets	2,063,375	2,116,237
Total current assets	56,202,981	62,320,142

PROPERTY AND EQUIPMENT, net	8,727,358	2,843,640

OTHER ASSETS
Long-term investment	24,243	40,890
Farmland assets	825,259	796,286
Long term deposits	2,157,275	2,501,968
Other noncurrent assets	1,196,197	1,253,352
Intangible assets, net	3,597,323	4,056,414
Total other assets	7,800,297	8,648,910

Total assets	$72,730,636	$73,812,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	23,106,230	25,259,526
Notes payable	25,951,673	19,180,200
Other payables	3,197,221	4,272,523
Other payables - related parties	795,179	850,342
Customer deposits	771,942	4,040,867
Taxes payable	125,859	366,040
Accrued liabilities	1,264,182	841,993
Total current liabilities	55,212,286	54,811,491

Financial liability	465,248	-
Purchase option and warrants liability	81,935	138,796
Total liabilities	55,759,469	54,950,287

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 28,936,778 and 28,936,778 shares issued and outstanding as of March 31, 2019 and March 31, 2018	28,937	28,937
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of March 31, 2019 and March 31, 2018	-	-
Additional paid-in capital	44,905,664	43,599,089
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(30,587,468)	(29,661,190)
Accumulated other comprehensive income	2,508,964	3,586,460
Total stockholders’ equity	18,165,206	18,862,405
Noncontrolling interests	(1,194,039)	-
Total equity	16,971,167	18,862,405
Total liabilities and stockholders’ equity	$72,730,636	$73,812,692

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	For the years ended March 31,
	2019	2018
REVENUES, NET	$107,551,012	$96,112,706

COST OF GOODS SOLD	82,442,969	75,987,537

GROSS PROFIT	25,108,043	20,125,169

SELLING EXPENSES	24,265,184	18,739,492
GENERAL AND ADMINISTRATIVE EXPENSES	1,718,989	17,823,661
IMPAIRMENT OF LONG-LIVED ASSETS	-	1,583,186
TOTAL OPERATING EXPENSES	25,984,173	38,146,339

LOSS FROM OPERATIONS	(876,130)	(18,021,170)

INTEREST INCOME	112,887	478,976
OTHER INCOME, NET	(93,311)	201,096
CHANGE IN FAIR VALUE OF PURCHASE OPTION AND WARRANTS LIABILITY	(326,452)	357,421

LOSS BEFORE INCOME TAXES	(1,183,006)	(16,983,677)

PROVISION FOR INCOME TAXES	134,763	76,256

NET LOSS	(1,317,769)	(17,059,933)

ADD: NET (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	391,491	-

NET (LOSS) ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(926,278)	(17,059,933)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,077,496)	2,236,398

COMPREHENSIVE LOSS	(2,395,265)	(14,823,535)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	28,936,778	25,241,748
Diluted	28,936,778	25,241,748

LOSS PER SHARES:
Basic	$(0.03)	$(0.68)
Diluted	$(0.03)	$(0.68)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
	Common Stock			Retained Earnings		other	Non-
	Number of		Paid-in	Statutory		comprehensive	controlling
	shares	Amount	capital	reserves	Unrestricted	income/(loss)	interest	Total
BALANCE, March 31, 2017.	25,214,678	$25,215	36,581,248	1,309,109	(12,601,257)	1,350,062	-	$26,664,377

Stock based compensation	3,722,100	3,722	7,017,841	-	-	-	-	7,021,563
Net loss	-	-	-	-	(17,059,933)	-	-	(17,059,933)

Foreign currency translation loss	-	-	-	-	-	2,236,398	-	2,236,398
BALANCE, March 31, 2018.	28,936,778	28,937	43,599,089	1,309,109	(29,661,190)	3,586,460	-	18,862,405
Stock based compensation	-	-	197,100	-	-	-	-	197,100
Increase in capital of Jiuzhou Pharmacy	-	-	7,529	-	-	-	-	7,529
Start-up of Linjia Medical	-	-	-	-	-	-	223,629	223,629
Sale of 10% of Jiuxin Medicine	-	-	1,101,946	-	-	-	(1,027,082)	74,864
Net loss	-	-	-	-	(926,278)	-	(391,491)	(1,317,769)
Foreign currency translation loss	-	-	-	-	-	(1,077,496)	905	(1,076,591)
BALANCE, March 31, 2019.	28,936,778	28,937	44,905,664	1,309,109	(30,587,468)	2,508,964	(1,194,039)	16,971,167

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(1,317,769)	$(17,059,933)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt direct write-off and provision	(3,357,851)	4,009,636
Depreciation and amortization	1,676,413	1,383,810
Impairment of leasehold improvement		1,583,186
Stock based compensation	197,100	7,021,563
Change in fair value of purchase option derivative liability	326,452	(357,421)
Change in operating assets:
Accounts receivable, trade	(116,810)	(2,072,486)
Notes receivable	83,910	(1,005)
Inventories and biological assets	(1,390,823)	(2,411,209)
Other receivables	(1,308,437)	(489,334)
Advances to suppliers	3,612,453	1,121,006
Long term deposit	183,841	15,103
Other current assets	(83,372)	(377,391)
Other noncurrent assets	(23,511)	36,091
Change in operating liabilities:
Accounts payable, trade	(528,353)	3,726,625
Other payables and accrued liabilities	(328,473)	1,115,267
Customer deposits	(3,011,194)	1,048,939
Taxes payable	(216,792)	(362,513)
Net cash provided by operating activities	(5,603,216)	(2,070,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of financial assets available for sale	87,290	-
Purchase of financial assets available for sale	(104,360)	(75,513)
Acquisition of equipment and building	(5,450,934)	(414,398)
Increase intangible assets	(29,817)	(1,140,102
Additions to leasehold improvements	(1,828,360)	(1,347,489)
Net cash provided by (used in) investing activities	(7,326,181)	(2,977,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term bank loan	-	-
Change in restricted cash
Proceeds from notes payable	42,030,521	27,461,423
Repayment of notes payable	(34,018,811)	(22,476,740)
Increase in financial liability	81,997	-
Proceeds from sale of stock and warrants	7,529	-
Repayment of other payables-related parties	(22,655)	(91,395)
Net cash provided by (used in) financing activities	8,078,581	4,893,288

EFFECT OF EXCHANGE RATE ON CASH	(1,856,174)	3,810,661

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,706,989)	3,656,381

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	31,452,191	27,795,810

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$24,745,202	$31,452,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$56,422	$27,825

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

The Company is an online and offline retailer and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. On March 31, 2017, Jiuxin Management established a subsidiary, Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”) to operates drugstores in Lin’an City. As of March 31, 2019, Jiuzhou Pharmacy has established the following companies, each of which operates a drugstore in Hangzhou City:

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

The Company’s offline retail business also includes three medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. On December 18, 2013, Jiuzhou Service established, and held 51% of, Hangzhou Shouantang Health Management Co., Ltd. (“Shouantang Health”), a PRC company licensed to sell health care products. Shouantang Health was closed in April 2015. In May 2016, Hangzhou Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”) set up and held 49% of Hangzhou Kahamadi Bio-technology Co., Ltd.(“Kahamadi Bio”), a joint venture specialized in brand name development for nutritional supplements. In 2018, Jiuzhou Pharmacy invested a total of $741,540 (5,100,000RMB) in and held 51% of Zhejiang Jiuzhou Linjia Medical Investment and Management Co. Ltd (“Linjia Medical”), which is operating two new clinics in Hangzhou as of March 31, 2019. On March 29, 2019, Jiuzhou Pharmacy set up and currently holds 51% of the equity of Zhejiang AyiGe Medical Health Management Co., Ltd.(“Ayi Health”), which is intended to provide technical support such as IT and customer support to our health management business in the future.

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

The Company’s wholesale business is primarily conducted through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), which is licensed to distribute prescription and non-prescription pharmaceutical products throughout China. Jiuzhou Pharmacy acquired Jiuxin Medicine on August 25, 2011. On April 20, 2018, 10% of Jiuxin Medicine shares were sold to Hangzhou Kangzhou Biotech Co. Ltd. for a total proceeds of $79,625 (RMB 507,760).

The Company’s herb farming business is conducted by Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary of Jiuxin Management. Due to the complexity of the cultivation business, Qianhong Agriculture has not grown herbs in fiscal 2019.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $14.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out herb farming business	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Entity Name	Background	Ownership
Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation ● Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Jiuben Pharmacy	● Established in the PRC on April 27, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuli Pharmacy	● Established in the PRC on May 22, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuxiang Pharmacy	● Established in the PRC on May 26, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuheng Pharmacy	● Established in the PRC on June 6, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiujiu Pharmacy	● Established in the PRC on June 8, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiuyi Pharmacy	● Established in the PRC on June 8, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiumu Pharmacy	● Established in the PRC on July 21, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiurui Pharmacy	● Established in the PRC on August, 2017 by Jiuzhou Pharmacy ● Registered capital of $15,920 fully paid ● Operates a pharmacy in Hangzhou	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Entity Name	Background	Ownership
Shouantang Bio	● Established in the PRC in October, 2014 by Shouantang Technology ● 100% held by Shouantang Technology ● Registered capital of RMB 1,000,000 fully paid ● Sells nutritional supplements under its own brand name	100%

Jiuyi Technology	● Established in the PRC on September 10, 2015 ● 100% held by Renovation ● Technical support to online pharmacy	100%

Kahamadi Bio	● Established in the PRC in May 2016 ● 49% held by Shouantang Bio ● Registered capital of RMB 10 million ● Develop brand name for nutritional supplements	49%

Lin’An Jiuzhou	● Established in the PRC in March 31, 2017 ● 100% held by Jiuxin Management ● Registered capital of RMB 5 million ● Explore retail pharmacy market in Lin’An City	100%

Linjia Medical	● Established in the PRC in September27, 2017 ● 51% held by Jiuzhou Pharmacy ● Registered capital of RMB 20 million ● Operates local clinics	VIE by contractual arrangements as a controlled subsidiary of Jiuzhou Pharmacy (2)

Ayi Health	● Established in the PRC in March 29, 2019 ● 51% held by Jiuzhou Pharmacy ● Registered capital of RMB 10 million ● Provide technical Support for medial service	VIE by contractual arrangements as a controlled subsidiary of Jiuzhou Pharmacy (2)

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service had been under the common control of Mr. Lei Liu, Mr. Chong’an Jin and Ms. Li Qi, the three shareholders (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting rights agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. The Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: a consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. Because such agreements obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for each of the three companies (as well as subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy, Jiuxin Medicine and Shouantang Bio are consolidated into the financial statements of the Company.

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

Fair value measurements

The Company establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 13). The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). The carrying amount of the Financial assets available for sale is recorded at fair value and is determined based on unobservable inputs (Level 3)(SeeNote 3). As of March 31 2019, the fair values of our derivative instruments were carried at fair value (See Note 17). As of March 31 2019, the fair values of our Financial liability were carried at fair value (See Note 18)

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and restricted cash	$24,745,202	-	-	24,745,202
Financial assets available for sale	-	-	180,928	180,928
Notes payable	-	25,951,673	-	25,951,673
Financial liability			81,935	81,935
Warrants liability	-	465,248	-	465,248

Total	$24,745,202	26,416,921	262,863	51,424,986

Revenue recognition

Revenue from sales of prescription medicine at drugstores is recognized when the prescription is filled and the customer picks up and pays for the prescription.

Revenue from sales of other merchandise at drugstores is recognized at the point of sale, which is when a customer pays for and receives the merchandise. Usually the majority of our merchandise, such as prescription and OTC drugs, are not allowed to be returned after the customers leave the counter. Return of other products, such as sundry products, are minimal. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. Based on historical experience, a reserve for potential loss from denial of reimbursement on certain unqualified drugs is made to the receivables from the government agency. Retail sales price adjustments after sales are rare.

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

Revenue from sales of merchandise to non-retail customers is recognized when the following conditions are met: (1) persuasive evidence of an arrangement exists (sales agreements and customer purchase orders are used to determine the existence of an arrangement); (2) control of the merchandise is transferred to customers, (3) the sales price is fixed or determinable; and (4) collectability is probable. Historically, sales returns have been minimal. As we usually offer low prices as an incentive for wholesale customers to buy from us, we do no give price concession to our customers later on ,

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

Certain contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example, membership points. The consideration received remains a contract liability until goods or services have been provided to the retail customer. The estimated amount based on accrued membership points was deducted from sales revenue.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There was $1,337,529 leasehold improvements impaired in the year ended March 31, 2019. There were $825,259 farmland assets and $1,196,197 prepayment of lease use rights, impaired in the year ended March 31, 2019(See Notes 9 and 11).

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended March 31, 2019 and 2018.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $1,023,461 and $641,328 for the years ended March 31, 2019 and 2018, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at March 31, 2019 and 2018 were translated at 1 RMB to 0.1490 USD and at 1 RMB to 0.1592 USD, respectively. The average translation rates applied to income and cash flow statement amounts for years ended March 31, 2019 and 2018 were at 1 RMB to 0.1491 USD and at 1 RMB to 0.1510 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 79,600) per bank. As of March 31, 2019 and March 31, 2018, the Company had deposits totaling $24,730,736 and $31,433,969 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 79,600) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the fiscal year ended March 31, 2019, two vendors collectively accounted for 40.3% of the Company’s total purchases and two suppliers accounted for more than 10% of total advances to suppliers. For the fiscal year ended March 31, 2018, one vendor accounted for 19% of the Company’s total purchases and another vendor accounted for more than 10% of total advances to suppliers.

For the fiscal year ended March 31, 2019, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable. For the fiscal year ended March 31, 2018, no customer accounted for more than 10% of the Company’s total sales or more than 10% of total accounts receivable.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Lessees will be required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of future lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. The Company adopted this new accounting guidance on January 1, 2019 on a modified retrospective basis. The adoption of this new guidance resulted in an increase in both assets and liabilities of approximately $15 million as of April 1, 2019. The adoption of this new guidance is not expected to have a material impact on the Company’s results of operations or cash flows.

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

In January 2017, the FASB issued Accounting Standards update (“ASU”) No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. Public business entity that is a U.S. Securities and Exchange Commission filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-4 has no impact on our consolidated financial statements.

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

Wholesale

Jiuxin Medicine purchases medicine in quantity and distributes products primarily to local pharmacies and medical products dealers. Revenue from sales of merchandise to non-retail customers is recognized when the following conditions are met: (1) persuasive evidence of an arrangement exists (sales agreements and customer purchase orders are used to determine the existence of an arrangement); (2) control of the merchandise is transferred to customers; (3) the sales price is fixed or determinable; and (4) collectability is probable. Historically, sales returns have been minimal.

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source in each segment for the year ended March 31, 2019:

For the year ended March 31	2019	2018
Retail drugstores
Prescription drugs	$23,516,046	$20,553,179
OTC drugs	31,401,328	28,368,059
Nutritional supplements	6,354,108	4,179,139
TCM	6,529,790	1,660,301
Sundry products	941,491	6,254,286
Medical devices	3,591,646	962,619
Total retail revenue	$72,334,409	$61,977,583
Online pharmacy
Prescription drugs	$-	$-
OTC drugs	3,127,976	5,193,051
Nutritional supplements	737,315	29,717
TCM	74,262	3,932,607
Sundry products	2,736,070	1,880,707
Medical devices	2,108,836	1,096,849
Total online revenue	$8,784,459	$12,132,931
Drug wholesale
Prescription drugs	$16,745,862	$12,314,829
OTC drugs	8,964,587	9,381,932
Nutritional supplements	290,534	182,903
TCM	271,280	73,645
Sundry products	24,846	48,852
Medical devices	135,035	32
Total wholesale revenue	$26,432,144	$22,002,193
Total revenue	$107,551,012	$96,112,706

Contract Balances

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example membership points. The consideration received remains a contract liability until goods or services have been provided to the retail customer.

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2018	March 31, 2018
Trade receivable(included in accounts receivable, net)	$8,692,514	$8,322,393
Contract liabilities (included in accrued expenses)	1,689,099	4,461,136

Impact of New Revenue Recognition Standard on Financial Statement Line Items

The Company adopted ASU 2014-09 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts was recorded as an adjustment to retained earnings as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the condensed statement of operation for the year ended March 31, 2019:

	Impact of Change in Accounting Policy
	As Reported Balances
	For the
	The year		Balance
	Ended		without
In thousands	March 31, 2019	Adjustments	Adoption of Topic 606
Condensed Consolidated Statement of Operations:
Net revenues	107,551	(302)	107,249
Cost of revenues	82,443	-	82,443
Gross profit	25,108	(302)	24,806
SELLING EXPENSES	24,265	302	24,567
GENERAL AND ADMINISTRATIVE EXPENSES	1,719	-	1,719
Operating profit	(876)	-	(1,480)
Income (loss) before income tax provision	(1,183)	-	(1,787)
Income tax provision	135	-	135
Income (loss) from continuing operations	(1,318)	-	(1,922)
Net income (loss)	(1,318)	-	(1,922)

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

	March 31,	March 31,
	2019	2018
Cash and cash equivalents	9,322,463	15,132,640
Restricted cash	15,422,739	16,319,551
Total cash, cash equivalents and restricted cash in the statement of cash flows	24,745,202	31,452,191

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

Restricted cash activity was previously reported in “Change in restricted cash” within financing activities cash flows on the Company’s condensed consolidated statement of cash flows. The following is a reconciliation of the effect on the relevant line items on the statement of cash flows for the year ended March 31, 2018 as a result of adopting this new accounting guidance:

	As
	Previously		As
	Reported	Adjustments	Revised
Year Ended March 31, 2018
Change in restricted cash	(5,664,224)	5,664,224	-
Net cash provided by financing activities	(770,936)	5,664,224	4,893,288
Effects of exchange rate on cash	2,586,720	1,223,941	3,810,661
Net decrease in cash, cash equivalents and restricted cash	(3,231,784)	6,888,165	3,656,381
Cash, cash equivalents, and restricted cash at the beginning of the period	18,364,424	9,431,386	27,795,810
Cash, cash equivalents, and restricted cash at the end of the period	15,132,640	16,319,551	31,452,191

NOTE 3 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of March 31, 2019 and March 31, 2018, financial assets available for sale amounted to $180,928 (RMB 1,214,500) and $175,140 (RMB 1,100,000), respectively. In the year ended March 31, 2018, the Company invested a total of $159,915 as a limited partner (LP) in a private equity fund (PE fund), which is intended to invest in retail pharmaceutical business. However, as the PE fund has not been able to use its proceeds, it agreed to refund $85,118 (RMB585,000) as of December 31, 2018 Additionally, the Company has signed an investment agreement with Inter Mongolia Songlu Pharmaceutical Co.(“Songlu Pharmaceutical”) and invested a total of $87,225 (RMB600,000), which accounts for 0.5% shares of Songlu Pharmaceutical. The Company has also invested a total of $14,538 (RMB100,000) in a mutual fund, which can be liquidated by giving notice.

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	March 31, 2019	March 31, 2018
Accounts receivable	$11,939,364	$12,883,707
Less: allowance for doubtful accounts	(3,246,850)	(4,561,314)
Trade accounts receivable, net	$8,692,514	$8,322,393

For the years ended March 31, 2019 and 2018, $146,593 and $203,095 in accounts receivable were directly written off, respectively. As of March 31, 2019 and 2018, no trade accounts receivables were pledged as collateral for borrowings from financial institutions.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31, 2019	March 31, 2018
Prepaid rental expenses (1)	$1,979,852	$1,984,856
Prepaid and other current assets	83,523	131,381
Total	$2,063,375	$2,116,237

(1)	Represents store and office rental expenses that were usually prepaid and amortized over the prepayment period.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2019	March 31, 2018
Building*	$6,436,297	$1,707,145
Leasehold improvements	8,944,025	7,606,496
Farmland development cost	1,781,627	1,904,151
Office equipment and furniture	5,470,084	5,581,554
Motor vehicles	551,927	456,442
Total	23,183,960	17,255,788
Less: Accumulated depreciation	(12,111,409)	(11,905,893)
Impairment**	(2,345,193)	(2,506,255)
Property and equipment, net	$8,727,358	$2,843,640

*	The increase in property and equipment from March 31, 2018 to December 31, 2018 is primarily due to the purchase of Yueming shop, a new building which cost $4,842,670 (RMB32,482,394). The new shop is located downtown south Hangzhou and adjacent to a super shopping mall. The Company plans to create a new flagship store.

**	The variance of impairment from March 31, 2019 to March 31, 2018 is solely caused by exchange rate variance.

Total depreciation expense for property and equipment was $1,221,520 and $1,268,282 for the year ended March 31, 2019 and 2018, respectively.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of March 31, 2019 and March 31, 2018, advance to suppliers consist of the following:

	March 31, 2019		March 31, 2018
Advance to suppliers	$2,477,226	*	$6,505,545	*
Less: allowance for doubtful accounts	(526,974	)*	(3,058,092	)*
Advance to suppliers, net	$1,950,252		$3,447,452

*	In fiscal 2019, in order to use our cash more efficiently, Jiuxin Medicine accelerated the collection of advance to suppliers. Specifically, we focused on the collection of aged accounts of advances to suppliers. As we have collected these amounts, our allowance on doubtful accounts decreased.

Note 8 – INVENTORY

Inventory consisted of finished goods, valued at $13,955,202 and $13,429,568 as of March 31, 2019 and March 31, 2018, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration date to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of March 31, 2019 and March 31, 2018.

Note 9 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of March 31, 2019 and March 31, 2018,farmland assets are valued as follows:

	March 31,	March 31,
	2019	2018
Farmland assets	$2,341,537	$2,416,839
Less: Impairment*	(1,516,278)	(1,620,554)
Farmland assets, net	$825,259	$796,286

*	As of March 31, 2018, the book value of the Ginkgo trees planted in Qianhong Agriculture’s farmland, including their cultivation cost and land lease amortization expense, is approximately $2,416,839. Based on an independent appraisal report, the value of the Ginkgo trees is approximately $796,286. As a result, the Company recorded an agricultural inventory impairment of $1,620,554. There are no leasehold impairment expense in fiscal 2019.

Note 10 – LONG TERM DEPOSITS, LANDLORDS

As of March 31, 2019 and March 31, 2018, long term deposits amounted to $2,157,275 and $2,501,968, respectively. Long term deposits are sums deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid upfront, plus additional deposits.

Note 11 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	March 31, 2019	March 31, 2018
Forest land use rights*	$1,103,235	$1,235,253
Others	92,962	18,099
Total	$1,196,197	$1,253,352

*	The prepayment for lease of forest land use rights is made to a local government in connection with an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of land use right was approximately $28,071 and $28,377 for the years ended March 31, 2019 and 2018, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending March 31,	Amount
2020	$28,071
2021	28,071
2022	28,071
2023	28,071
2024	28,071
Thereafter	929,519

Note 12 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	March 31, 2019	March 31, 2018
License (1)	$1,909,700	$1,967,934
SAP software	676,336	764,104
Land use rights (2)	1,452,718	1,552,622
Total intangible assets	4,038,754	4,284,660
Less: accumulated amortization	(441,431)	(228,246)
Intangible assets, net	$3,597,323	$4,056,414

Amortization expense of intangibles amounted to $228,046 and $115,528 for the years ended March 31, 2019 and 2018, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy, a drugstore chain Jiuzhou Pharmacy acquired in 2014. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. The owners of these acquired drugstores agreed to cease their stores’ business and liquidate all of the stores’ accounts before Jiuzhou Pharmacy acquired them. As a result, Jiuzhou Pharmacy has not obtained any assets or liabilities from the stores, but was able to transfer the certificates to our new stores opened at the same time.
(2)	In July 2013, the Company purchased the land use rights of a plot of land in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in the near future.

Note 13 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Zhejiang Tailong Commercial Bank (“ZTCB”), Bank of Hangzhou (“BOH”), and China Merchant Bank (“CMB”) that provided working capital in the form of the following bank acceptance notes at March 31, 2019 and March 31, 2018:

		Origination	Maturity	March 31,	March 31,
Beneficiary	Endorser	date	date	2019	2018
Jiuzhou Pharmacy(1)	HUB	10/10/17	04/10/18	-	2,522,769
Jiuzhou Pharmacy(1)	HUB	11/24/17	05/24/18	-	21,972
Jiuzhou Pharmacy(1)	HUB	12/05/17	06/05/18	-	377,347
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18	-	1,194,135
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18	-	1,443,554
Jiuzhou Pharmacy(1)	HUB	02/05/18	08/05/18	-	2,618,500
Jiuzhou Pharmacy(1)	HUB	03/05/18	09/05/18	-	3,072,637
Jiuzhou Pharmacy(1)	HUB	11/06/17	05/06/18	-	3,553,014
Jiuzhou Pharmacy(1)	HUB	12/05/17	06/05/18	-	1,937,683
Jiuzhou Pharmacy(1)	HUB	12/29/17	06/29/18	-	1,687,711
Jiuxin Medicine(2)	CMB	02/02/18	08/02/18	-	71,648
Jiuxin Medicine(2)	CMB	02/07/18	08/07/18	-	95,531
Jiuxin Medicine(2)	CMB	03/07/18	09/07/18		538,857
Jiuxin Medicine(2)	CMB	03/15/18	09/15/18		44,842
Jiuzhou Pharmacy(1)	HUB	11/06/18	05/06/19	500,857	-
Jiuzhou Pharmacy(1)	HUB	12/12/18	06/12/19	2,236,559	-
Jiuzhou Pharmacy(1)	HUB	12/20/18	06/20/19	1,072,606	-
Jiuzhou Pharmacy(1)	HUB	12/29/18	06/29/19	5,504,943	-
Jiuzhou Pharmacy(1)	HUB	02/14/18	08/14/19	2,587,331	-
Jiuzhou Pharmacy(1)	HUB	03/06/18	09/06/19	6,600,727	-
Jiuxin Medicine(1)	HUB	10/11/18	04/11/19	4,461,531	-
Jiuxin Medicine(1)	HUB	11/06/18	05/06/19	2,987,119	-
Total				$25,951,673	$19,180,200

(1)	As of March 31, 2018, the Company had $18,429,322 (RMB 115,748,985) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $13,565,300 (RMB 85,199,540) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $7,269,509 three-year deposit (RMB 45,657,584) deposited into HUB as a collateral for current and future notes payable from HUB. As of March 31, 2019, the Company had $25,951,673 (RMB 174,203,868) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $15,114,740 (RMB 101,459,590) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $10,446,381 three-year deposit (RMB 70,122,647) deposited into HUB as a collateral for current and future notes payable from HUB.
(2)	As of March 31, 2018, the Company had $750,878 (RMB 4,716,037) of notes payable from CMB, with restricted cash in the amount of $750,878 (RMB 4,716,037) held at the bank.

As of March 31, 2019, the Company had a credit line of approximately $13.26 million in the aggregate from HUB. By putting up a three-year deposit of $10.45 million and the restricted cash of $4.67 million deposited in the banks, the total credit line was $28.38 million. As of March 31, 2019, the Company had approximately $25.95 million of bank notes payable and approximately $2.43 million bank credit line was still available for further borrowing. The bank notes are secured by three shops of Jiuzhou Pharmacy and guaranteed by the Company’s major shareholders.

Note 14 – TAXES

Income tax

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carry forwards. Deferred tax assets and liabilities are calculated using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are provided against deferred income tax assets for amounts which are not considered “more likely than not” to be realized.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

For the years ended March 31, 2019 and 2018, the components of income tax expense consist of the following:

	For the year ended
	March 31,
	2019	2018
Current:
Federal	-	-
State	-	-
Foreign	134,763	76,256
	134,763	76,256

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Provision for income taxes	134,763	76,256

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	For the year
	Ended March 31,
	2019	2018
U.S. Statutory rates	21.0%	21.0%
Foreign income not recognized in the U.S.	(21.0)	(21.0)
China income taxes	25.0	25.0
Change in valuation allowance (1)	(25.0)	(25.0)
Non-deductible expenses-permanent difference (2)	(11.4)	(0.4)
Effective tax rate	(11.4)%	(0.4)%

(1)	Represents a non-taxable expense reversal due to overall decrease in allowance for accounts receivable and advances to suppliers.
(2)	The (11.4)% and (0.4)% rate adjustments for the years ended March 31, 2019 and 2018 represent expenses that primarily include stock option expenses and other expenses incurred by the Company that are not deductible for PRC income tax.

The components of the Company’s net deferred tax assets are as follows:

	As of 3/31/2019	As of 3/31/2018

Allowance	986,665	1,214,946
Long-lived assets impairment	586,298	395,797
Depreciation and Amortization	-	345,952
Accrued expense	1,569,683	245,056
Net operating loss carry forward	1,164,735	654,282
Foreign Tax Credit Carryover	195,000	195,000
Total deferred tax assets (liabilities):	4,502,381	3,051,033

Valuation allowance	(4,502,381)	(3,051,033)
Net deferred tax assets (liabilities)	-	-

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

As of March 31, 2019 and March 31, 2018, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $816,908, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized by 2032. In addition, the Company carries a Foreign tax credit of $195,000. As of March 31, 2019 and March 31, 2018, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to $1,960,933 and $1,882,276, which may be available to reduce future years’ taxable income. As of March 31, 2018 and March 31, 2017, the estimated net operating loss carry forwards for China income tax purposes amounted to $2,678,523 and $688,622, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized in the next five years.

On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. As a result, we re-measured our net U.S. deferred tax assets at the 21% future tax rate. As of December 31, 2017, for estimating our foreign undistributed earnings according to the 2017 Tax Act, we estimated an aggregate deficit in “accumulated earnings and profits,” which is how foreign undistributed earnings are determined for the one-time transition tax and for U.S. income tax purposes. As a result, the one-time transition tax did not have a significant impact on the Company’s FY18 tax provision and there was no undistributed accumulated earnings and profits as of March 31, 2019.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided a measurement period of up to one year from the enactment date of the 2017 Tax Act for us to complete the accounting for the 2017 Tax Act and its related impacts. The income tax effects of the 2017 Tax Act for which the accounting is incomplete include: the impact of the transition tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, and the impact to the aforementioned items on state income taxes. We have made reasonable provisional estimates for each of these items, however, these estimates may be affected by other analyses related to the 2017 Tax Act, including but not limited to, any deferred adjustments related to the filing of our fiscal 2019 federal and state income tax returns and further guidance yet to be issued.

The Company recorded net unrecognized tax benefits of $0.0 million as of January 31, 2019. It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

Note 15 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $1,423,449 and $1,257,362 in employment benefits and pension for the years ended March 31, 2019 and 2018, respectively.

Note 16 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	March 31, 2019	March 31, 2018
Due to a director and CEO (1) :	795,179	850,342

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

As of March 31, 2019 and March 31, 2018, notes payable totaling $0 and $3,253,630 were secured by the personal properties of certain of the Company’s shareholders, respectively.

The Company leases a retail space from Mr. Lei Liu. The lease expires in September 2020. Rent expenses totaled $27,605 and $18,120 for the twelve months ended March 31, 2019 and 2018, respectively. The amounts owed under the lease for the twelve months ended December 31, 2019 and 2018 were not paid to Mr. Liu as of March 31, 2019.

On April 28, 2018, 10% of Jiuxin Medicine was sold to Hangzhou Kangzhou Biotech Co. Ltd. for a total proceeds of approximately $75,643 (RMB507,760). Mr. Lei Liu owns 51% of Hangzhou Kangzhou Biotech Co. Ltd.

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

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	March 31, 2019(1)	March 31, 2018

Stock price	$2.62	$1.35
Exercise price	$3.10	$3.10
Annual dividend yield	-%	-%
Expected term (years)	1.80	2.80
Risk-free interest rate	2.27%	1.98%
Expected volatility	67.69%	68.73%

(1)	As of March 31, 2019, the warrants had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $138,796 as of March 31, 2018. For the year ended March 31, 2019, the Company recognized a loss of $326,452 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability, respectively. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $465,248 for the investor warrant and placement agent warrant, collectively, as of March 31, 2019.

Note 18 – Financial Liability

To encourage operating team, which consists of doctors and nurses, to devote their efforts to run clinics, Linjia Medical allows them to put deposits in the clinic where doctors and nurses work, and take shares in any profit of the clinic. The principal amounts of these deposits are refundable in the event the doctors and nurses leave the clinic. In order to properly reflect Linjia Medical’s liabilities, the Company reclassified the deposit of $81,935 (RMB550,000) as financial liability as of March 31, 2019.

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

On April 11,2019, the Company closed a registered direct offering of 4,000,008 shares of common stock at $2.50 per share with gross proceeds of $10,000,020 from an effective shelf registration statement on Form S-3.

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

On March 30, 2018, the Company granted a total of 3,947,100 shares of restricted common stock to its key employees in its retail drugstores and online pharmacy under the Company’s 2010 Equity Incentive Plan, as amended (the “Plan”). The stock awards vested on the grant date. On June 28, 2018, the compensation committee of the Company canceled 225,000 shares granted to the CEO in order to conform aggregate issuances to the 675,000 share limitation set forth in the Plan. The Tax Cuts and Jobs Act of 2017 removed the 162(m) qualified performance based compensation exemption to the $1 million cap on deductions for compensation to covered executives. Section 1.3.2 was in the Plan to permit grants under the Plan to fit within that exemption. As that exemption no longer applies for grants made in 2018 or thereafter, the Plan has been amended to remove the provisions intended to comply with that exemption, including the one in Section 1.3.2 of the Plan. All $5,328,585 of such expense has been recorded as a service compensation expense in the year ended March 31, 2018.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the years ended March 31, 2019 and 2018, $0 and $313,651 were recorded as compensation expenses. As of March 31, 2019, all compensation costs related to stock option compensation arrangements granted have been recognized.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the years ended March 31, 2019 and 2018, the Company did not make appropriations to statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 20 – LOSS PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	The year ended March 31,
	2019	2018
Net income attributable to controlling interest	$(926,278)	$(17,059,933)
Weighted average shares used in basic computation	28,936,778	25,241,748
Diluted effect of stock options and warrants		-
Weighted average shares used in diluted computation	28,936,778	25,241,748
Income per share – Basic:
Net income before noncontrolling interest	$(0.03)	$(0.68)
Add: Net loss attributable to noncontrolling interest	$-	$-
Net income attributable to controlling interest	$(0.03)	$(0.68)
Loss per share – Diluted:
Net income before noncontrolling interest	$(0.03)	$(0.68)
Add: Net income attributable to noncontrolling interest	$-	$-
Net income attributable to controlling interest	$(0.03)	$(0.68)

For the year ended March 31, 2019, 967,000 shares underlying employee stock options and 600,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2019:

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming		Total
Revenue	$72,334,409	$8,784,459	$26,432,144		$-	$107,551,012
Cost of goods	51,246,983	7,748,519	23,447,467		-	82,442,969
Gross profit	$21,087,426	$1,035,940	$2,984,677		$-	$25,108,043
Selling expenses	18,930,118	1,735,966	3,599,100		-	24,265,184
General and administrative expenses	4,072,500	347,516	(2,701,027)			1,718,989	*
Impairment of long-lived assets	-	-			-
Loss from operations	$(1,915,192)	$(1,047,542)	$2,086,604	$		$(876,130)
Depreciation and amortization	$1,476,903	$-	$7,644		$-	$1,484,547
Total capital expenditures	$7,267,847	$-	$1,434		$-	$7,269,281

*	includes additional accounts receivable and advance to suppliers allowance of $(3,845,582)

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2018:

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$61,977,582	$12,132,930	$22,002,194	$-	$96,112,706
Cost of goods	45,918,540	10,858,160	19,210,837	-	75,987,537
Gross profit	$16,059,042	$1,274,770	$2,791,357	$-	$20,125,169
Selling expenses	13,037,239	2,014,414	3,687,839	-	18,739,492
General and administrative expenses	14,730,152	427,772	2,630,278	35,459	17,823,661	*
Impairment of long-lived assets	-	-	1,583,186	-	1,583,186
Loss from operations	$(11,708,349)	$(1,167,416)	$(5,109,946)	$(35,459)	$(18,021,170)
Depreciation and amortization	$837,195	$-	$377,912	$-	$1,215,107
Total capital expenditures	$878,121	$-	$10,915	$-	$889,036

*	includes additional accounts receivable and advance to suppliers allowance of $4,701,647

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company’s net revenue from external customers through its retail drugstores by main product category for the years ended March 31, 2019 and 2018 were as follows:

	For the year ended
	March 31,
	2019	2018
Prescription drugs	$23,516,046	$20,553,179
OTC drugs	31,401,328	28,368,059
Nutritional supplements	6,354,108	4,179,139
TCM	6,529,790	1,660,301
Sundry products	941,491	6,254,286
Medical devices	3,591,646	962,619
Total	$72,334,409	$61,977,583

The Company’s net revenue from external customers through online pharmacy by main product category is as follows:

	For the year ended
	March 31,
	2019	2018
Prescription drugs	$-	$
OTC drugs	3,127,976		5,193,051
Nutritional supplements	737,315		29,717
TCM	74,262		3,932,607
Sundry products	2,736,070		1,880,707
Medical devices	2,108,836		1,096,849
Total	$8,784,459		$12,132,931

The Company’s net revenue from external customers through wholesale by main product category is as follows:

	For the years ended
	March 31,
	2019	2018
Prescription drugs	$16,745,862	$12,314,829
OTC drugs	8,964,587	9,381,932
Nutritional supplements	290,534	182,903
TCM	271,280	73,645
Sundry products	24,846	48,852
Medical devices	135,035	32
Total	$26,432,144	$22,002,193

Note 22 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company recognizes lease expenses on a straight line basis over the term of its leases in accordance with the relevant accounting standards. The Company has entered into various tenancy agreements for its store premises and for the land leased from a local government to farm herbs.

The Company’s commitments for minimum rental payments under its leases for the next five years and thereafter are as follows:

Periods ending March 31,	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total Amount
2020	$4,952,693	$-	$-	$-	$4,952,693
2021	4,041,356	-	-	-	4,041,356
2022	3,236,573	-	-	-	3,236,573
2023	2,317,018	-	-	-	2,317,018
2024	1,735,252	-	-	-	1,735,252
Thereafter	2,039,618	-	-	-	2,039,618

On March 31, 2018, the Company started outsourcing its logistic service to Astro Boy Cloud Pan (Hangzhou) Storage and Logistic Co. Ltd, Jiuxin Medicine’s warehouse lease has been canceled. Instead, Astro Boy Cloud provides both storage and logistic service. Total rent expenses amounted to $4,744,200 and $4,160,748 for the years ended March 31, 2019 and 2018, respectively.

Note 23 – SUBSEQUENT EVENTS

On April 15, 2019, the Company closed a registered direct offering of 4,000,008 shares of common stock at $2.50 per share with gross proceeds of $10,000,020 from its effective shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement dated April 11, 2019 (the “2019 Securities Purchase Agreement”), by and among the Company and the investors named therein. Concurrently, the Company issued unregistered warrants to the investors in a private placement to purchase up to an aggregate of 3,000,006 shares of common stock at an exercise price of $3.00 per share (the “2019 Warrants”). The 2019 Warrants shall be initially exercisable six months following issuance and expire five and one-half years from the issuance date of the 2019 Warrants. H.C. Wainwright & Co., LLC (the “Placement Agent”) (or its designees) shall also receive warrants to purchase such number of shares of common stock as is equal to 6% of the aggregate number of shares of common stock sold in the offering, or 240,000 warrants, with substantially the same terms as the 2019 Warrants being issued to the investors, except that the Placement Agent’s warrants will expire on April 11, 2024 and the warrants’ exercise price shall be $3.125.