Form 10-Q
period 2019-06-30
CHINA JO-JO DRUGSTORES, INC.
filed 2019-08-14
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of August 13, 2019, the registrant had 32,936,786 shares of common stock outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	March 31,
	2019	2019
ASSETS
CURRENT ASSETS
Cash	$8,341,167	$9,322,463
Restricted cash	14,808,986	15,422,739
Financial assets available for sale	162,273	180,928
Notes receivable	92,480	177,278
Trade accounts receivable	8,590,075	8,692,514
Inventories	10,806,698	13,955,202
Other receivables, net	4,253,802	4,438,230
Advances to suppliers	1,544,132	1,950,252
Other current assets	1,557,156	2,063,375
Total current assets	50,156,769	56,202,981

PROPERTY AND EQUIPMENT, net	8,620,758	8,727,358

OTHER ASSETS
Long-term investment	16,318	24,243
Farmland assets	742,974	825,259
Long term deposits	2,050,219	2,157,275
Other noncurrent assets	1,177,703	1,196,197
Operating lease right-of-use assets	13,564,115	-
Intangible assets, net	3,888,848	3,597,323
Total other assets	21,440,177	7,800,297

Total assets	$80,217,704	$72,730,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	13,674,741	23,106,230
Notes payable	24,574,955	25,951,673
Other payables	3,267,074	3,197,221
Other payables - related parties	326,778	795,179
Customer deposits	870,100	771,942
Taxes payable	217,704	125,859
Accrued liabilities	990,032	1,264,182
Current portion of operating lease liabilities	4,738,632	-
Total current liabilities	48,660,016	55,212,286

Long term operating lease liabilities	7,918,900	-
Purchase option and warrants liability	61,693	465,248
Financial liability	80,081	81,935
Total liabilities	56,720,690	55,759,469

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 32,936,786 and 28,936,778 shares issued and outstanding as of June 30, 2019 and March 31, 2019	32,937	28,937
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of June 30, 2019 and March 31, 2019	-	-
Additional paid-in capital	54,209,301	44,905,664
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(32,722,416)	(30,587,468)
Accumulated other comprehensive income	2,103,726	2,508,964
Total stockholders’ equity	24,932,657	18,165,206
Noncontrolling interests	(1,435,643)	(1,194,039)
Total equity	23,497,014	16,971,167
Total liabilities and stockholders’ equity	$80,217,704	$72,730,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended June 30,
	2019	2018
REVENUES, NET	$25,280,784	$22,772,566

COST OF GOODS SOLD	19,219,346	17,155,763

GROSS PROFIT	6,061,438	5,616,803

SELLING EXPENSES	5,968,551	4,626,978
GENERAL AND ADMINISTRATIVE EXPENSES	2,851,612	1,554,528
TOTAL OPERATING EXPENSES	8,820,163	6,181,506

LOSS FROM OPERATIONS	(2,758,725)	(564,703)

INTEREST INCOME	47,873	47,172
OTHER (EXPENSE), NET	(62,485)	(114,941)
CHANGE IN FAIR VALUE OF WARRANTS LIABILITY	403,555	(6,974)

LOSS BEFORE INCOME TAXES	(2,369,782)	(639,446)

PROVISION FOR INCOME TAXES	8,388	57,169

NET LOSS	(2,378,170)	(696,615)

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	243,219	50,763

NET LOSS ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(2,134,951)	(645,852)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(405,238)	621,634

COMPREHENSIVE LOSS	(2,783,408)	(74,981)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	32,453,269	28,936,778
Diluted	32,453,269	28,936,778

LOSS PER SHARES:
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
	Common Stock			Retained Earnings		other	Non-
	Number of		Paid-in	Statutory		comprehensive	controlling
	shares	Amount	capital	reserves	Unrestricted	income/(loss)	interest	Total
BALANCE, March 31, 2018.	28,936,778	28,937	43,599,089	1,309,109	(29,661,190)	3,586,460	-	18,862,405

Stock based compensation	-	-	49,140	-	-	-	-	49,140
Sale of 10% of Jiuxin Medicine	-	-	-	-	-	-	(617,743)	(617,643)
Net loss	-	-	-	-	(645,852)	-	(50,763)	(696,615)
Foreign currency translation loss	-	-	-	-	-	621,634	-	621,634
BALANCE, June 30, 2018.	28,936,778	28,937	43,648,229	1,309,109	(30,307,042)	4,208,094	(668,506)	18,218,821

BALANCE, March 31, 2019.	28,936,778	28,937	44,905,664	1,309,109	(30,587,468)	2,508,964	(1,194,039)	16,971,167

Stock based compensation	4,000,008	4,000	34,560	-	-	-	-	38,560
Financing of subsidiary	-	-	9,269,077	-	-	-	-	9,269,077
Net loss	-	-	-	-	(2,134,949)	-	(241,604)	(2,376,553)
Foreign currency translation loss	-	-	-	-	-	(405,238)		(405,238)
BALANCE, June 30, 2019.	32,936,786	32,937	54,209,301	1,309,109	(32,722,416)	2,103,726	(1,435,643)	23,497,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,378,170)	$(696,615)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt direct write-off and provision	758,231	259,279
Depreciation and amortization	499,175	293,095
Stock based compensation	34,560	49,140
Change in fair value of purchase option derivative liability	(403,555)	6,974
Accounts receivable, trade	(959,680)	1,077,419
Notes receivable	81,326	(114,944)
Inventories and biological assets	2,851,652	(458,803)
Other receivables	371,054	(401,204)
Advances to suppliers	242,652	(775,014)
Other current assets	(450,042)	554,048
Long term deposit	58,630	(5,415)
Other noncurrent assets	(8,631)	(97,341)
Accounts payable, trade	(8,968,168)	(2,369,206)
Other payables and accrued liabilities	(105,522)	357,335
Customer deposits	116,398	20,290
Taxes payable	95,326	(281,235)

Net cash (used in) operating activities	(8,164,764)	(2,582,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of financial assets available for sale	14,658	-
Acquisition of equipment	(210,356)	(32,753)
Increase in intangible assets	(433,111)	-
Investment in a joint venture	-	(109,142)
Additions to leasehold improvements	(542,734)	(116,002)
Net cash used in investing activities	(1,171,543)	(257,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	15,372,260	10,376,504
Repayment of notes payable	(16,167,012)	(15,512,104)
Proceeds from equity financing	9,273,077	7,629
Repayment of other payables-related parties	(460,000)	(84,014)
Net cash provided by (used in) financing activities	8,018,325	(5,211,985)

EFFECT OF EXCHANGE RATE ON CASH	(277,067)	(457,638)

DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,595,049)	(8,509,717)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	24,745,202	31,452,191

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$23,150,153	$22,942,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$29,176	$27,832

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

The Company is an online and offline retailer and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. On March 31, 2017, Jiuxin Management established a subsidiary, Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”) to operates drugstores in Lin’an City. As of June 30, 2019, Jiuzhou Pharmacy has established the following companies, each of which operates a drugstore in Hangzhou City:

Entity Name	Date Established
Hangzhou Jiuli Pharmacy Co., Ltd (“Jiuli Pharmacy”)	May 22, 2017

Hangzhou Jiuxiang Pharmacy Co., Ltd (“Jiuxiang Pharmacy”)	May 26, 2017

Hangzhou Jiuyi Pharmacy Co., Ltd (“Jiuyi Pharmacy”)	June 8, 2017

Hangzhou Jiumu Pharmacy Co., Ltd (“Jiumu Pharmacy”)	July 21, 2017

During the three months ended June 30, 2019, the Company dissolved four independent pharmacies. Among the four dissolved pharmacies, two stores have merged into Jiuzhou Pharmacy and became Jiuzhou Pharmacy stores in Hangzhou. The other two stores’ licenses of government medical insurance, which qualify the stores for reimbursement from government, were transferred to two Jiuzhou Pharmacy stores in Hangzhou City.

The Company’s offline retail business also includes three medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. In May 2014, Shouantang Technology established Hangzhou Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”). In May 2016, Shouantang Bio set up and held 49% of Hangzhou Kahamadi Bio-technology Co., Ltd.(“Kahamadi Bio”), a joint venture specialized in brand name development for nutritional supplements. In 2018, Jiuzhou Pharmacy invested a total of $741,540 (RMB5,100,000) in and held 51% of Zhejiang Jiuzhou Linjia Medical Investment and Management Co. Ltd (“Linjia Medical”), which is operating two new clinics in Hangzhou as of March 31, 2019. On March 29, 2019, Jiuzhou Pharmacy set up and currently holds 51% of the equity of Zhejiang AyiGe Medical Health Management Co., Ltd.(“Ayi Health”), which is intended to provide technical support such as IT and customer support to our health management business in the future.

The Company currently conducts its online retail pharmacy business through Jiuzhou Pharmacy, which holds the Company’s online pharmacy license. Prior to November 2015, the Company primarily conducted its online retail pharmacy business through Zhejiang Quannuo Internet Technology Co., Ltd. In May 2015, the Company established Zhejiang Jianshun Network Technology Co. Ltd, a joint venture with Shanghai Jianbao Technology Co., Ltd. (“Jianshun Network”), in order to develop its online pharmaceutical sales from large commercial medical insurance companies. However, Jianshun Network was dissolved as a result that the Company terminated the strategic cooperation with the Chinese pharmacy benefit management provider which used to help the Company earn customers through “Yikatong”, a pharmacy and health insurance benefit card in China. On September 10, 2015, Renovation set up a new entity, Jiuyi Technology, to provide additional technical support such as webpage development to our online pharmacy business. In November 2015, the Company sold all of the equity interests of Quannou Technology to six individuals for approximately $17,121 (RMB107,074). After the sale, its technical support function has been transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

The Company’s wholesale business is primarily conducted through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), which is licensed to distribute prescription and non-prescription pharmaceutical products throughout China. Jiuzhou Pharmacy acquired Jiuxin Medicine on August 25, 2011. On April 20, 2018, 10% of Jiuxin Medcine shares were sold to Hangzhou Kangzhou Biotech Co. Ltd. for a total proceeds of $79,625 (RMB 507,760),

The Company’s herb farming business is conducted by Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary of Jiuxin Management. Due to the complexity of the cultivation business, Qianhong Agriculture has not grown herbs in the three months ended June 30, 2019.

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

●     10% of shares sold

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

The drug retail business is a highly competitive industry in PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. In order to increase our competition advantages and gain more local retail pharmacy market share, during fiscal year 2018, we opened as many as fifty-seven new stores in Hangzhou. As a result, we incurred significant incremental expense related to rental, labor hiring and training, and marketing activities. As the retail pharmaceutical market becomes more competitive in recent years, a new store usually cannot make profit in its operation until a year later. In fact, we incurred significant expense with limited incremental revenue in the period we opened new stores. At their openings, except for four stores, almost all of the new stores were without government insurance reimbursement certificates. In fact, it usually takes more than one year for a new store to apply for and obtain the local government insurance reimbursement certificate. As of June 2019, we have obtained thirty reimbursement certificates for stores opened in fiscal 2018 and later. Historically, sales reimbursed from the government insurance agency contributes more than half of total revenue in a mature store. We are active in the process of applying certificates for all of our new stores. In the future, as more and more stores obtain certificates, we expect our new store revenue to increase and eventually contribute positive operating cash flow.

The Company’s principal sources of liquidity consist of existing cash, equity financing, bank facilities from local banks as well as personal loans from its principal shareholders if necessary. On April 15, 2019, the Company closed a registered direct offering of 4,000,008 shares of common stock at $2.50 per share with gross proceeds of $10,000,020 from its effective shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement dated April 11, 2019 (the “2019 Securities Purchase Agreement”), by and among the Company and the investors named therein. The Company has a credit line agreement from a local bank as displayed in detail in Note 14. Approximately $3.01 million bank credit line was still available for further borrowing as of June 30, 2019. Additionally, Jiuzhou Pharmacy obtained a credit line of approximately $7,280,100 (RMB50,000,000) from Haihui Commercial Factoring (Tianjin) Co. Ltd for three years starting from July 26, 2019. Any borrowing therefrom is guaranteed by a third-party guarantor company, and secured by the Company’s assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders.

However, in the event the banks withdraw their credit lines with us, or our existing store performance suddenly deteriorates due to unexpected government policy change, or our operating license is canceled as a result of violation of industry regulation, the Company may or may not obtain alternative financing resources to support its continuing operation. At that time, the Company may not be able to continue to present itself on a going concern basis.

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 14). The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). The carrying amount of the Financial assets available for sale is recorded at fair value and is determined based on unobservable inputs (Level 3). As of June 30 2019, the fair values of our derivative instruments were carried at fair value (See Note 18). As of June 30 2019, the fair values of our Financial liability were carried at fair value (See Note 19)

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents and restricted cash	23,150,153	-	$-	23,150,153
Financial assets available for sale			162,273	162,273
Notes payable	-	24,574,955	-	24,574,955
Financial liability			80,081	80,081
Warrants liability	-	61,693	$-	61,693

Total	23,150,153	24,636,648	$242,354	48,029,155

Revenue recognition

Effective March 31, 2018, the Company began recognizing revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. The impact of adopting the new revenue standard was not material to the Company’s consolidated financial statements. The core principle of this new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).

●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

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

Wholesale

Jiuxin Medicine purchases medicine in quantity and distributes products primarily to local pharmacies and medical products dealers. Revenue from sales of merchandise to non-retail customers is recognized when the merchandise is transferred to customers. Historically, sales returns have been minimal.

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source in each segment for the three months ended June 30, 2019:

For the three months ended June 30	2019	2018
Retail drugstores
Prescription drugs	$5,695,286	$5,809,215
OTC drugs	7,240,228	6,964,828
Nutritional supplements	1,231,133	945,206
TCM	1,104,050	1,582,568
Sundry products	298,198	204,861
Medical devices	1,166,093	461,663
Total retail revenue	$16,734,988	$15,968,341
Online pharmacy
Prescription drugs	$-	$-
OTC drugs	1,024,602	775,993
Nutritional supplements	107,194	143,096
TCM	13,681	4,929
Sundry products	438,736	1,037,166
Medical devices	859,392	60,685
Total online revenue	$2,443,605	$2,021,869
Drug wholesale
Prescription drugs	$4,880,491	$3,419,536
OTC drugs	1,074,261	1,274,919
Nutritional supplements	21,691	25,381
TCM	98,828	21,851
Sundry products	5,682	4,755
Medical devices	21,238	35,914
Total wholesale revenue	$6,102,191	$4,782,356
Total revenue	$25,280,784	$22,772,566

Contract Balances

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example membership points. The consideration received remains a contract liability until goods or services have been provided to the retail customer.

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2019	March 31, 2019
Trade receivable(included in accounts receivable, net)	$8,590,075	$8,692,514
Contract liabilities (included in accrued expenses)	1,494,018	1,689,099

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

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
Cash and cash equivalents	$8,341,167	$9,322,463
Restricted cash	14,808,986	15,422,739
Cash, cash equivalents and restricted cash	$23,150,153	$24,745,202

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the three months ended June 30, 2019.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended June 30, 2019 and 2018.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $80,049 and $191,054 for the three months ended June 30, 2019 and 2018, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at June 30, 2019 and at March 31, 2019 were translated at 1 RMB to 0.1456 USD and at 1 RMB to 0.1490 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2019 and 2018 were at 1 RMB to 0.1466 USD and at 1 RMB to 0.1511 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 72,800) per bank. As of June 30, 2019 and March 31, 2019, the Company had deposits totaling $23,061,379 and $24,730,736 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 72,800) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the three months ended June 30, 2019, two vendors accounted for 49.2% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers. For the three months ended June 30, 2018, two vendors collectively accounted for 46.2% of the Company’s total purchases and two suppliers accounted for more than 10% of total advances to suppliers.

For the three months ended June 30, 2019, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable. For the three months ended June 30, 2018, no customer accounted for more than 10% of the Company’s total sales or more than 10% of total accounts receivable.

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842). Lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). Lessor accounting is similar to the prior model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue standard, ASU 2014-9.

The Company adopted this new accounting standard on April 1, 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning retained earnings. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which includes, among other things, the ability to carry forward the existing lease classification. On April 1, 2019, the Company recorded an after-tax transition adjustment to increase retained earnings by approximately $422,354. The new standard had a material impact on the unaudited condensed consolidated balance sheet, but did not materially impact the Company’s consolidated operating results and had no impact on the Company’s cash flows. The following is a discussion of the Company’s lease policy under the new lease accounting standard:

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its borrowing rates set by The Central Bank of the People's Republic of China, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and exclude lease incentives.

The Company leases premises for retail drugstores, and offices under non-cancellable operating leases. Operating lease payments are expensed over the term of lease. A majority of the Company’s retail drugstore leases have a 3 to 10 year term, and no lease terms include options to extend. The Company leases don’t include options to extend nor any restrictions or covenants. The Company does not have any leases entered into but which have not yet commenced. The Company has historically been able to renew a majority of its drugstores leases. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. See Note 13 ‘‘Leases’’ for additional information.

Impact of New Lease Standard on Balance Sheet Line Items

As a result of applying the new lease standard using a modified retrospective method, the following adjustments were made to accounts on the condensed consolidated balance sheet as of April 1, 2019:

	Impact of Change in Accounting Policy
	As Reported		Adjusted
	March 31, 2019	Adjustments	April 1, 2019
Other current assets	2,063,375	(717,414)	1,345,961
Total current assets	56,202,981	(717,414)	55,485,567
Operating lease right-of-use assets	-	15,276,388	15,276,388
Total assets	72,730,636	14,558,974	87,289,610
			-
Current portion of operating lease liabilities	-	4,718,610	4,718,610
Total current liabilities	55,212,286	4,718,610	59,930,896
Long-term operating lease liabilities	-	9,418,011	9,418,011
Total liabilities	55,759,469	14,136,621	69,896,090
			-
Retained earnings	(30,587,468)	422,354	(30,165,114)
Total shareholders’ equity	18,165,206	422,354	18,587,560
Total equity	16,971,167	422,354	17,393,521

Recent Accounting Pronouncements

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. We are currently evaluating the impact of the adoption of ASU 2017-11 on our consolidated financial statements.

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

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	June 30, 2019	March 31, 2019
Accounts receivable	$12,395,705	$11,939,364
Less: allowance for doubtful accounts	(3,805,630)	(3,246,850)
Trade accounts receivable, net	$8,590,075	$8,692,514

For the three months ended June 30, 2019 and 2018, $36,068 and $30,583 in accounts receivable were directly written off, respectively. As of June 30, 2019 and March 31, 2018 no trade accounts receivables were pledged as collateral for borrowings from financial institutions.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2019	March 31, 2019
Rental deposits (1)	$1,466,714	$1,979,852
Prepaid and other current assets	90,442	83,523
Total	$1,557,156	$2,063,375

(1)	The balance as of June 30, 2019 includes short-term refundable rental security deposits only, while the balance as of March 31, 2019 includes security deposits of $1,444,026 and prepaid rental of $ 535,826.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2019	March 31, 2019
Building	$6,072,001	$6,436,297
Leasehold improvements	9,280,768	8,944,025
Farmland development cost	1,741,311	1,781,627
Office equipment and furniture	5,507,064	5,470,084
Motor vehicles	539,238	551,927
Total	23,140,382	23,183,960
Less: Accumulated depreciation	(12,227,499)	(12,111,409)
Impairment*	(2,292,125)	(2,345,193)
Property and equipment, net	$8,620,758	$8,727,358

*	The variance of impairment from March 31, 2019 to June 30, 2019 is solely caused by exchange rate variance.

Depreciation expenses for property and equipment totaled $441,559 and $219,759 for the three months ended June 30, 2019 and 2018, respectively. There were no fixed assets impaired in the three months ended June 30, 2019 and June 30, 2018.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest. As of June 30, 2019 and March 31, 2019, advance to suppliers consist of the following:

	June 30, 2019	March 31, 2019
Advance to suppliers*	$2,180,129	$2,477,226
Less: allowance for unrefundable advances	(635,997)	(526,974)
Advance to suppliers, net	$1,544,132	$1,950,252

For the three months ended June 30, 2019 and 2018, none of the advances to suppliers were written off against previous allowance for unrefundable advances, respectively.

Note 8 – INVENTORY

Inventory consisted of finished goods, valued at $10,806,698 and $13,955,202 as of June 30, 2019 and March 31, 2019, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration dates to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of June 30, 2019 and March 31, 2019.

Note 9 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of June 30, 2019 and March 31, 2019, farmland assets are valued as follows:

	June 30,	March 31,
	2019	2019
Farmland assets	$2,224,942	$2,341,537
Less: Impairment*	(1,481,968)	(1,516,278)
Farmland assets, net	$742,974	$825,259

*	The variance of impairment is caused by exchange rate variance.

Note 10 – LONG TERM REFUNDABLE DEPOSITS, LANDLORDS

As of June 30, 2019 and March 31, 2019, long term deposits amounted to $2,050,219 and $2,157,275, respectively. Long term deposits are money deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid upfront, plus additional deposits.

Note 11 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	June 30, 2019	March 31, 2019
Forest land use rights*	$1,065,434	$1,103,235
Others	112,269	92,962
Total	$1,177,703	$1,196,197

*	The prepayment for lease of forest land use rights is a payment made to a local government in connection with entering into an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of forest land use right was approximately $6,885 and $7,096 for the three months ended June 30, 2019 and 2018, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

For the year ending June 30,	Amount
2020	$27,541
2021	27,541
2022	27,541
2023	27,541
2024	27,541
Thereafter	796,935

Note 12 – Leases

The Company leases most of its retail stores corporate offices under operating leases, typically with initial terms of  3 to 10 years, and no lease terms include options to extend. The Company leases don’t include options to extend nor any restrictions or covenants. The Company does not have any leases entered into but which have not yet commenced. The net lease cost for the three months ended June 30, 2019 is $1,294,591. Supplemental cash flow information related to leases for the three months ended June 30, 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,115,138
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-

Supplemental balance sheet information related to leases as of June 30, 2019 is as follows:

Operating leases:
Operating lease right-of-use assets	$13,564,115

Current portion of operating lease liabilities	$4,738,632
Long-term operating lease liabilities	7,918,900
Total operating lease liabilities	$12,657,532

Weighted average remaining lease term
Operating leases	4.5

Weighted average discount rate
Operating leases	2.10%

The following table summarizes the maturity of lease liabilities under operating leases as of June 30, 2019:

Operating
For the year ending June 30,	Leases
2020	$4,739,995
2021	3,691,865
2022	2,879,742
2023	1,961,837
2024	1,398,480
Thereafter	1,444,296
Total lease payments (2)	16,116,215
Less: imputed interest	(3,458,683)
Total lease liabilities	$12,657,532

Note 13 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	June 30, 2019	March 31, 2019
License (1)	$1,866,487	$1,909,700
Software(2)	1,091,268	676,336
Land use rights (3)	1,419,845	1,452,718
Total intangible assets	4,377,600	4,038,754
Less: accumulated amortization	(488,752)	(441,431)
Intangible assets, net	$3,888,848	$3,597,323

Amortization expense of intangibles amounted to $58,466 and $73,336 for the three months ended June 30, 2019 and 2018, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy, a drugstore chain Jiuzhou Pharmacy acquired in 2014. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. The owners of these acquired drugstores agreed to cease their stores’ business and liquidate all of the stores’ accounts before Jiuzhou Pharmacy acquired them. As a result, Jiuzhou Pharmacy has not obtained any assets or liabilities from the stores, but was able to transfer the certificates to our new stores opened at the same time.

(2)	They are the SAP ERP system, the Internet Clinic Diagnosis Terminal system and the Chronic Disease Management system. In 2017, we have installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. It is being amortized over three years since its installation. As of June 30, 2019, the SAP system has a total value of $345,906(RMB2,375,697). The internet Clinic Diagnosis System costs approximately $ (RMB 2,688,709). The system is used to strengthen our ability to perform online diagnosis which may increase more customer spending. Chronic Disease costs approximately $ (RMB ) and is used to better manage and monitor our members’ health.

(3)	In July 2013, the Company purchased the land use rights of a plot of farmland in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in the near future.

Note 14 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”) that provided working capital in the form of the following bank acceptance notes at June 30, 2019 and March 31, 2019:

		Origination	Maturity	June 30,	March 31,
Beneficiary	Endorser	date	date	2019	2019
Jiuzhou Pharmacy(1)	HUB	11/06/18	05/06/19		500,857
Jiuzhou Pharmacy(1)	HUB	12/12/18	06/12/19		2,236,559
Jiuzhou Pharmacy(1)	HUB	12/20/18	06/20/19		1,072,606
Jiuzhou Pharmacy(1)	HUB	12/29/18	06/29/19	324,592	5,504,943
Jiuzhou Pharmacy(1)	HUB	02/14/18	08/14/19	2,528,784	2,587,331
Jiuzhou Pharmacy(1)	HUB	03/06/18	09/06/19	6,451,364	6,600,727
Jiuxin Medicine(1)	HUB	10/11/18	04/11/19		4,461,531
Jiuxin Medicine(1)	HUB	11/06/18	05/06/19		2,987,119
Jiuzhou Pharmacy(1)	HUB	06/05/19	12/05/19	4,384,517
Jiuzhou Pharmacy(1)	HUB	06/28/19	12/28/19	3,844,927
Jiuxin Medicine(1)	HUB	04/10/19	10/10/19	4,112,456
Jiuxin Medicine(1)	HUB	04/15/19	10/15/19	145,602
Jiuxin Medicine(1)	HUB	05/10/19	11/10/19	2,782,713
Jiuzhou Pharmacy(1)	HUB			-	-

Total				$24,574,955	$25,951,673

(1)	As of June 30, 2019, the Company had $24,574,955 (RMB 168,781,714) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $14,626,921 (RMB 100,458,244) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $10,209,998 three-year deposit (RMB 70,122,647) deposited into HUB as a collateral for current and future notes payable from HUB. As of March 31, 2019, the Company had $25,951,673 (RMB 174,203,868) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $15,114,740 (RMB 101,459,590) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $10,446,381 three-year deposit (RMB 70,122,647) deposited into HUB as a collateral for current and future notes payable from HUB.

As of June 30, 2019, the Company had a credit line of approximately $12.96 million in the aggregate from HUB, and BOH. By putting up three-year deposit of $10.21 million and the restricted cash of $4.42 million deposited in the banks, the total credit line was $27.59 million. As of June 30, 2019, the Company had approximately $24.57 million of bank notes payable and approximately $3.01 million bank credit line was still available for further borrowing. The bank notes are secured by three shops of Jiuzhou Pharmacy and guaranteed by the Company’s major shareholders.

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

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

For the three months ended June 30, 2019 and 2018, the components of income tax expense consist of the following:

	For the three months ended
	June 30,
	2019	2018
Current:
Federal	-	-
State	-	-
Foreign	8,388	57,169
	8,388	57,169

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Provision for income taxes	8,388	57,169

The following table reconciles the U.S. statutory tax rates with the Company’s effective tax rate for the three months ended June 30, 2019 and 2018:

	For the three months ended
	June 30,
	2019	2018
U.S. Statutory rates	21.0%	21.0%
Foreign income not recognized in the U.S.	(21.0)	(21.0)
China income taxes	25.0	25.0
Change in valuation allowance(1)	(25.0)	(25.0)
Non-deductible expenses-permanent difference(2)	0.4	8.9
Effective tax rate	(0.4)%	(8.9)%

(1)	Represents a non-taxable expense reversal due to overall decrease in allowance for accounts receivable and advances to suppliers.

(2)	The (0.4)% and (8.9)% rate adjustments for the three months ended June 30, 2019 and 2018 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax.

The components of the Company’s net deferred tax assets are as follows:

	As of 6/30/2019	As of 3/31/2019

Allowance	1,152,638	986,665
Long-lived assets impairment	573,031	586,298
Depreciation and Amortization	-	-
Accrued expense	1,628,792	1,569,683
Net operating loss carry forward	1,438,560	1,164,735
Foreign Tax Credit Carryover	195,000	195,000
Total deferred tax assets (liabilities):	4,988,021	4,502,381

Valuation allowance	(4,988,021)	(4,502,381)
Net deferred tax assets (liabilities)	-	-

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

As of June 30, 2019 and March 31, 2019, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $816,908, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized by 2032. In addition, the Company carries a Foreign tax credit of $195,000. As of June 30, 2019 and March 31, 2019, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to $1,993,833 and $1,960,933, which may be available to reduce future years’ taxable income. As of June 30, 2019 and March 31, 2019, the estimated net operating loss carry forwards for China income tax purposes amounted to $3,752,108 and $2,678,523, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized in the next five years.

On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. As a result, we re-measured our net U.S. deferred tax assets at the 21% future tax rate. As of December 31, 2017, for estimating our foreign undistributed earnings according to the 2017 Tax Act, we estimated an aggregate deficit in “accumulated earnings and profits,” which is how foreign undistributed earnings are determined for the one-time transition tax and for U.S. income tax purposes. As a result, the one-time transition tax did not have a significant impact on the Company’s FY18 tax provision and there was no undistributed accumulated earnings and profits as of June 30, 2019.

The Company recorded net unrecognized tax benefits of $0.0 million as of June 30, 2019. It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

Note 16 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $341,024 and $363,784 in employment benefits and pension for the three months ended June 30, 2019 and 2018, respectively.

Note 17 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	June 30, 2019	March 31, 2019
Due to a director and CEO (1) :	326,778	795,179
Total	$326,778	$795,179

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States. In the three months ended June 30, 2019, the Company paid certain borrowings back to CEO.

The Company leases from Mr. Lei Liu a retail space; the lease expires in September 2020. Rent expenses totaled $6,785 and $4,532 for the three months ended June 30, 2019 and 2018, respectively. The amounts owed under the lease for the three months ended June 30, 2019 and 2018 were not paid to Mr. Liu as of June 30, 2019.

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

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	June 30, 2019 (1)	March 31, 2019

Stock price	$1.10	$2.62
Exercise price	$3.10	$3.10
Annual dividend yield	0%	0%
Expected term (years)	1.56	1.80
Risk-free interest rate	1.75%	2.27%
Expected volatility	72.47%	67.69%

(1)	As of June 30, 2019, the warrants had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $496,217 as of March 31, 2017. For the three months ended June 30, 2019 and June 30, 2018, the Company recognized a gain of $403,555 and a loss of $6,974 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $61,693 and $465,248 for the investor warrant and placement agent warrant, collectively, as of June 30, 2019 and March 31, 2019.

Note 19 – Financial Liability

To encourage operating team, which consists of doctors and nurses, to devote their efforts to run clinics, Linjia Medical allows them to put deposits in the clinic where doctors and nurses work, and take shares in any profit of the clinic. The principal amounts of these deposits are refundable in the event the doctors and nurses leave the clinic. In order to properly reflect Linjia Medical’s liabilities, the Company reclassified the deposit of $80,081 (RMB550,000) as financial liability as of June 30, 2019.

Note 20 – STOCKHOLDER’S EQUITY

Common stock

On January 23, 2017, the Company closed a private offering with one institutional investor (the “Investor”) pursuant to which the Company sold to the Investor, and the Investor purchased from the Company, an aggregate of 4,840,000 shares of the common stock, par value $0.001 per share, of the Company, at a purchase price of $2.20 per share, for aggregate gross proceeds to the Company of $10,648,000 (the “Private Placement”)..

On April 15, 2019, we closed a registered direct offering of 4,000,008 shares of common stock at $2.50 per share with gross proceeds of $10,000,020 from our effective shelf registration statement. In a concurrent private placement we issued to the investors unregistered warrants to purchase up to an aggregate of 3,000,006 shares of common stock at an exercise price of $3.00 per share. The placement agent receives warrants to purchase up to 240,000 shares of the common stock with an exercise price of $3.125 per share.

Stock warrants

Concurrent with the registered direct offering of common stock that closed on April 15, 2019, the Company issued to several investors in a private placement warrants to purchase up to 3,000,006 shares of common stock. In connection with the offering, the Company also issued a warrant to its placement agent of this offering, pursuant to which the agent may purchase up to 6% of the aggregate number of shares of common stock sold in the offering, i.e. 240,000 shares at an exercise price of $3.125 per share. The warrant became exercisable on October 11, 2019 and will expire on April 11, 2024.

Upon evaluation, the warrants issued in April 2019 meet the definition of an equity under FASB ASC 815. Accordingly, the fair value of the warrants recorded as a part of additional paid-in capital.

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

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the three months ended June 30, 2019 and 2018, none was recorded as compensation expense. As of June 30, 2019, all compensation costs related to stock option compensation arrangements granted have been recognized.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three months ended June 30, 2019 and 2018, the Company did not make appropriations to statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 21 – (LOSS) PER SHARE

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

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	The three months ended June 30,
	2019	2018
Net (loss) attributable to controlling interest	$(2,134,951)	$(696,615)
Weighted average shares used in basic computation	32,453,269	28,936,778
Diluted effect of stock options and warrants	-	-
Weighted average shares used in diluted computation	32,453,269	28,936,778
Loss per share – Basic:	-	-
Net (loss) attributable to controlling interest	$(0.07)	$(0.02)
Loss per share – Diluted:
Net (loss) attributable to controlling interest	$(0.07)	$(0.02)

For the three months ended June 30, 2019, 967,000 shares underlying employee stock options and 600,000 shares underlying outstanding purchase warrant to an investor, 72,000 shares underlying outstanding purchase warrant to an investment placement agent and a total of 3,240,006 warrants issued in S-3 financing in April 2019 were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operations for the three months ended June 30, 2019.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$16,734,988	$2,443,605	6,102,191	-	25,280,784
Cost of goods	11,682,721	2,096,850	5,439,775	-	19,219,346
Gross profit	$5,052,267	$346,755	662,416	-	6,061,438
Selling expenses	4,835,666	473,380	659,505	-	5,968,551
General and administrative expenses	1,733,704	55,123	1,062,785	-	2,851,612	*
Loss from operations	$(1,517,103)	$(181,748)	(1,059,874)	-	(2,758,725)
Depreciation and amortization	$504,463	$-	8,486	-	512,949
Total capital expenditures	$753,173	$-		-	753,173

*	Includes accounts receivable allowance reversal of $558,779 and additional advance to suppliers allowance of $109,023.

The following table presents summarized information by segment of the continuing operations for the three months ended June 30, 2018.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$15,968,341	$2,021,869	4,782,356	-	22,772,566
Cost of goods	11,163,223	1,740,904	4,251,636	-	17,155,763
Gross profit	$4,805,118	$280,965	530,720	-	5,616,803
Selling expenses	3,477,677	401,362	747,939	-	4,626,978
General and administrative expenses	1,301,468	187,224	65,836	-	1,554,528	*
Loss from operations	$(25,973)	$(307,621)	(283,055)	-	(564,703)
Depreciation and amortization	$130,657	$-	5,786	-	136,443
Total capital expenditures	$157,272	$-	1,117	-	158,389

*	Includes accounts receivable allowance reversal of $112,386 and additional advance to suppliers allowance of $266,592.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company’s net revenue from external customers through its retail drugstores by main product category for the three months ended June 30, 2019 and 2018 were as follows:

	For the three months ended
	June 30,
	2019	2018
Prescription drugs	$5,695,286	5,809,215
OTC drugs	7,240,228	6,964,828
Nutritional supplements	1,231,133	945,206
TCM	1,104,050	1,582,568
Sundry products	298,198	204,861
Medical devices	1,166,093	461,663
Total	$16,734,988	15,968,341

The Company’s net revenue from external customers through online pharmacy by main product category is as follows:

	For the three months ended
	June 30,
	2019	2018
Prescription drugs	$-	-
OTC drugs	1,024,602	775,993
Nutritional supplements	107,194	143,096
TCM	13,681	4,929
Sundry products	438,736	1,037,166
Medical devices	859,392	60,685
Total	$2,443,605	2,021,869

The Company’s net revenue from external customers through wholesale by main product category is as follows:

	For the three months ended
	June 30,
	2019	2018
Prescription drugs	$4,880,491	3,419,536
OTC drugs	1,074,261	1,274,919
Nutritional supplements	21,691	25,381
TCM	98,828	21,851
Sundry products	5,682	4,755
Medical devices	21,238	35,914
Total	$6,102,191	4,782,356

Note 23 – Subsequent Events

On July 26, 2019, Jiuzhou Pharmacy obtained a credit line of approximately $7,280,100 (RMB50,000,000) from Haihui Commercial Factoring (Tianjin) Co. Ltd (“Haihui Factoring”) for three years. Certain Jiuzhou Pharmacy drugstores’ sales collectibles from Hangzhou Medical Insurance Administration and Service Bureau (“HMIASB”) will be held in pledge. However, only at circumstances when the Company materially breaches the contract, Haihui Factoring will have the right to ask HMIASB to pay the collectible directly to Haihui Factoring. On August 2, 2019, Jiuzhou Pharmacy borrowed a total of $728,010 (RMB 5,000,000), which is counted in the credit line.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "could," "expect," "anticipate," "intend," "believe," "estimate," "plan," "predict," and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of our annual report on Form 10-K for the year ended March 31, 2019 and filed with the SEC on July 1, 2019. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of June 30, 2019, we had 115 pharmacies in Hangzhou city and its adjacent town Lin’an under the store brand of “Jiuzhou Grand Pharmacy” and 4 independent pharmacies controlled by Jiuzhou Pharmacy. During the three months ended June 30, 2019, we dissolved four independent pharmacies. Among the four dissolved pharmacies, two stores have merged into Jiuzhou Pharmacy and became Jiuzhou Pharmacy stores in Hangzhou. The other two stores’ licenses of government medical insurance, which qualify the stores for reimbursement from government, were transferred to two Jiuzhou Pharmacy stores in Hangzhou City.

Since May 2010, we have also been selling certain OTC drugs, medical devices, nutritional supplements and other sundry products online. Our online pharmacy sells through several third-party platforms such as Alibaba’s Tmall, JD.com, Amazon.com and the Company’s own platform all over China. Our sales through our own platform are primarily generated by customers who use their private commercial medical insurances packages.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also planted gingkgo trees but have not incurred sales in the three months ended June 30, 2019.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions. The critical accounting policies and related judgments and estimates used to prepare our financial statements are identified in Note 2 to our audited consolidated financial statements accompanying in this report..

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

The long-lived asset impairment loss calculation contains uncertainty since management must use judgment to estimate each asset group’s future sales, profitability and cash flows. When preparing these estimates, the Company considers historical results and current operating trends and consolidated sales, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic and regulatory conditions, efforts of third party organizations to reduce their prescription drug costs and/or increased member co-payments, the continued efforts of competitors to gain market share and consumer spending patterns. There were no material impairment losses for definite-lived intangible assets recognized in the three months ended June 30, 2019 and 2018.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,
	2019		2018
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$25,280,784	100.0%	$22,772,566	100.0%
Gross profit	$6,061,438	24.0%	$5,616,803	24.7%
Selling expenses	$5,968,551	23.6%	$4,626,978	20.3%
General and administrative expenses	$2,851,612	11.3%	$1,554,528	6.8%
Loss from operations	$(2,758,725)	(10.9)%	$(564,703)	(2.5)%
Interest income	$47,873	0.2%	$47,172	0.2%
Interest expenses	$-	0.0%	$-	0.0%
Other income, net	$(62,485)	(0.2)%	$(114,941)	(0.5)%
Change in fair value of derivative liability	$403,555	1.6%	$6,974	0.0%
Income tax expense	$8,388	0.0%	$57,169	0.3%
Net loss	$(2,378,170)	(9.4)%	$(696,615)	(3.1)%

Revenue

Due to the growth in our retail drugstores business, online pharmacy and wholesale business, revenue increased by $2,508,218 or 11.0% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The following table breaks down the revenue for our four business segments for the three months ended June 30, 2019 and 2018:

Revenue by Segment

The following table breaks down the revenue of our four business segments for the three months ended June 30, 2019 and 2018:

	For the three months ended June 30,
	2019		2018
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$16,734,988	66.2%	$15,968,341	70.1%	$766,647	4.8%
Revenue from online sales	2,443,605	9.7%	2,021,869	8.9%	421,736	20.9%
Revenue from wholesale business	6,102,191	24.1%	4,782,356	21.0%	1,319,835	27.6%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$25,280,784	100.0%	$22,772,566	100.0%	$2,508,218	11.0%

Retail drugstores sales, which accounted for approximately 66.2% of total revenue for the three months ended June 30, 2019, increased by $766,647, or 4.8% compared to the three months ended June 30, 2018, to $15,968,341. Same-store sales increased by approximately $773,184, or 5.0%, while new stores contributed approximately $107,889 in revenue in the three months ended June 30, 2019.

The increase in our retail drugstore sales is primarily due to consumer-facing benefits such as emphasis on on-site medical care, chronic disease management services, incremental DTP (Direct-to-Patient) business caused by continuous hospital medical reform, and maturing of stores opened a year ago. Convenient on-site medical support at our pharmacies has been our hallmark from the beginning of our business. Suitable medical support from our doctors has proven to be critical to our superior store sales. Linking doctor care with drug sales has become our business guidance for the future. By adding more doctor-provided services at stores, we have been able to promote our store sales. In January 2019, we had a grand opening of another flagship store in south Hangzhou. The store hosts both our drugstore and clinic and is expected to expand our business model.

DTP drugs are usually new medicines not sold at hospitals with low profit margin. As part of the PRC’s recent medical reform package, local governments require the revenue percentage from drug sales at public hospitals to decline. In order to achieve lower drug sales percentage out of their total revenue, the public hospitals chose to abandon sales of low-profit-margin DTP products first. As the biggest drugstore network in Hangzhou City, Jiuzhou Pharmacy had quite a few of our stores located adjacent to local hospitals. Additionally, we have actively contacted local vendors of certain DTP products that we were previously not selling and were able to sell these DTP products in our stores. By setting special counters selling DTP products at our stores, sales in our drugstores have increased.

Furthermore, in fiscal years 2018 and 2019, we have accelerated our expansion of new stores, which is expected to generate more retail drugstore revenues. Among the new stores, thirty stores have become qualified for municipal government insurance reimbursement after operation of a year or more. Sales reimbursed from municipal government insurance program usually account for more than 50% of our total sales at maturing stores. As these stores gained such qualifications, their sales increased quickly as compared to the previous year. Our store count is 119 at June 30, 2019 and 122 at June 30, 2018.

Our online pharmacy sales increased by approximately $421,736, or 20.9% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily caused by an increase in sales via e-commerce platforms such as Tmall, offset slightly by the decline in sales via our official site. Popular products at reasonable prices are key to success in online business. In order to promote our sales, we focused on selection of medical equipment suitable to local customers. For example, sales of blood glucose meters and contact lens contributed significantly to our revenue in the three months ended June 30, 2019 as compared to the same period a year ago. Additionally, as more and more customers switch to online OTC drug shopping, our OTC drug sales grew too.

Wholesale revenue increased by $1,319,835 or 27.6% primarily as a result of our ability to resell certain products, which our retail stores made large order on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the increase in the wholesale volume. However, hospitals are still the dominant drug retailers in China. Local hospitals usually have strong ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the three months ended June 30, 2019 and 2018, we have not generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013, more than six years ago. A ginkgo tree may have a growth period of up to twenty-three months before it is mature enough for harvest. Usually, the longer a ginkgo tree grows the more valuable it becomes. Therefore, we have not yet harvested our ginkgo trees. We plan to continue cultivating the trees in order to maximize their market value in the future. We will continue to grow ginkgo trees in the future.

Gross Profit

Gross profit increased by $444,635 or 7.9% period over period primarily as a result of an increase in gross profit provided by retail pharmacy business, which increased significantly in the three months ended June 30, 2019. At the same time, gross margin decreased slightly from 24.7% to 24.0% due to lower wholesale profit margins. The average gross margins for each of our four business segments are as follows:

	For the three months ended June 30,
	2019	2018
Average gross margin for retail drugstores	30.2%	30.1%
Average gross margin for online sales	14.2%	13.9%
Average gross margin for wholesale business	10.9%	11.1%
Average gross margin for farming business	N/A	N/A

Retail gross margins increased primarily because of introducing certain popular products with high profit margin, and renegotiating prices with our suppliers continuously. In order to promote our sales and profits, we specifically selected a series of popular products such as radix bupleuri, which we believe are suitable to local community. As a result, we were able to keep up with our sales profit margin. Additionally, we continuously renegotiate with our vendors and press price down to acceptable levels. For example, we explore more suppliers to search for lower prices. We also try to directly purchase from manufacturers instead of local vendors to cut off middle-man expenses. We expect to keep our profit margin at a reasonable level in the future.

Gross margin of online pharmacy sales slightly increased primarily due to profit margin increase in products we sold via third-party platforms, offset by slight decline in profit margin of sales via our official website, www.dada360.com. We focus on sales promotion at a reasonable profit margin instead of pursuing a high profit margin. The slight increase is primarily a payback as a result of our hard work in areas such as careful selection of suppliers, price negotiation with suppliers and more purchase rebate based on the increased sales volume. On the other side, although gross profit margin of sales via our official website decreased, the sales via our official website decreased too. As a result, the overall effect is slight. Consequently, our overall online sales profit margin increased in the three months ended June 30, 2019.

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

Selling and Marketing Expenses

Selling and marketing expenses increased by $1,341,573, or 29.0%, as compared to the same period of last fiscal year, primarily due to increase in labor and rent related to our store expansions and rising local living cost. We opened over 50 stores at the end of calendar year 2017 and early in calendar year 2018.Thirty stores have become qualified for municipal government insurance reimbursement after operation of a year or more. As a result, sales of these stores have increased. In order to keep up with the sales growth, we hired additional staff or increased bonus to current stores staff. Rental cost also increased as the local real estate market is booming. Overall, such expenses as a percentage of our revenue were 23.6% and 20.3% respectively, in the three months ended June 30, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses increased by $1,297,084, or 83.4%, as compared to the same period of last year. Such expenses as a percentage of revenue increased to 11.3% from 6.8% for the same period of last year Our retail business incurred additional administrative expense related to our store expansion. Additionally, Linjia Medical incurred additional administrative labor cost. The bad debt expense related to our accounts receivable increased by approximately $0.5 million due to certain aged accounts.

Loss from Operations

As a result of the above, we had loss from operations of $2,758,725 in the quarter ended June 30, 2019, as compared to loss from operations of $564,703 a year ago. Our operating margin for the three months ended June 30, 2019 and 2018 was (10.9)% and (2.5)%, respectively.

Income Taxes

Our income tax expense decreased by $48,781 period over period due to an increase in overall profit.

Net Loss

As a result of the foregoing, net loss is $2,378,170 in the three months ended June 30, 2019 as compared to a net loss of $696,615 in the three months ended June 30, 2018.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect. We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$5,399,360	$20,447	$414,762	$-	$5,834,569
4- 6 months	627,859	275,276	234,553	-	1,137,688
7- 12 months	331,006	38,569	2,559,924	-	2,929,499
Over one year	1,931,876	118,284	443,789		2,493,949
Allowance for doubtful accounts	(2,174,317)	(147,680)	(1,483,633)		(3,805,630)
Total accounts receivable	$6,115,784	$304,896	$2,169,395	$-	$8,590,075

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs. In the three months ended June 30, 2019, we wrote off an approximately $36,068 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement. In addition, as we gained experience in operating online pharmacy with good reputation, we have provided online operating and network technical support to an online business, which intends to run an online health products shop in Hong Kong in 2016. As a result, we recognized revenue and incurred accounts receivables. As the online business company was not able to make profit from its online shop, it has not paid off its account on time. As a result, we made additional reserve on these aged accounts.

Accounts receivable from our online pharmacy business mainly consists of collectibles from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us in times ranging from several days to a month after orders are placed.

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

Subsequent to June 30, 2019 and through July 31, 2019, we collected approximately $2.9 million in receivables relating to our drugstore business, approximately $0.9 million in receivables relating to our online pharmacy business, approximately $1.5 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$178,653	$-	$111,762	$-	$290,415
4- 6 months	33,711	-	1,133,506	-	1,167,217
7- 12 months	18,597	-	261,632	-	280,229
Over one year	100,905	-	341,363	-	442,268
Allowance for doubtful accounts	(132,188)	-	(503,809)	-	(635,997)
Total advances to suppliers	$199,678	$-	$1,344,454	$-	$1,544,132

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchases of certain non-medical products. As a result, our retail chain had little advances to suppliers as of June 30, 2019.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon past experience and any supplier-specific issues such as the discontinuation of inventory supply that have been identified. If we are having difficulty receiving products from a vendor, we take the following steps: ceasing purchasing products from the vendor, asking for return of our prepayment promptly, and if necessary, taking legal actions. If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off.  In fiscal 2019, in order to use our cash more efficiently, we accelerated the collection of deposits from quite a few suppliers, especially aged accounts. We chose to only leave deposits with critical suppliers who supply large quantities of merchandise. As a result, the outstanding advances to suppliers decreased dramatically.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	For the three months ended June 30,
	2019	2018
Net cash provided by/used in operating activities	$(8,164,764)	$(2,582,197)
Net cash provided by/used in investing activities	$(1,171,543)	$(257,897)
Net cash provided by/used in financing activities	$8,018,325	$(5,211,985)

For the three months ended June 30, 2019, cash used in operating activities amounted to $(8,164,764), as compared to $(2,582,197) for the same period a year ago. The change is primarily attributable to a decrease in cash provided by accounts payable of $6,598,962, a decrease in cash provided by accounts receivable of $2,037,099, a decrease in cash provided by other current assets of $1,004,090 offset by an increase of $3,310,455 in inventories and biological assets, and an increase in cash provided by advances to suppliers of $1,017,666.

For the three months ended June 30, 2019, net cash used in investing activities amounted to $(1,171,543), as compared to $(257,897) provided by investing activities for the same period a year ago. The change is attributable to an increase in additions to leasehold improvements and increased intangible assets such as the Internet Clinic Diagnosis System implementation in the three months ended June 30, 2019.

For the three months ended June 30, 2019, net cash provided by financing activities amounted to $8,018,325, as compared to $(5,211,985) net cash used in financing activities for the same period a year ago. The increase is primarily due to proceeds of notes payable and proceeds from equity financing. On April 15, 2019, we closed a registered direct offering of 4,000,008 shares of our common stock at a price of $2.50 per share with gross proceeds of $10,000,020 from our effective shelf registration statement on Form S-3.

As of June 30, 2019, we had cash of approximately $8,341,167. Our total current assets as of June 30, 2019, were $50,156,769 and total current liabilities were $48,660,016, which resulted in a working capital of $1,496,753.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Long term operating lease liabilities	7,918,900		4,574,445	2,339,091	1,005,364
Purchase Obligations	-	-	-	-	-
Financial Liability	80,081	-	80,081	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP*	61,693	61,693	-	-	-
Total	$8,060,674	61,693	4,654,526	2,339,091	1,005,364

*	This refers to warrants to purchase shares of common stock issued to an institutional investor and a placement agent (See Note 18).

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	June 30, 2019	March 31, 2019
Balance sheet items, except for the registered and paid-up capital, as of end of period	USD1: RMB0.1456	USD1: RMB0.1490

Amounts included in the statement of Operations and statement of cash flows for the period ended	USD1: RMB0.1466	USD1: RMB0.1491

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2019:

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

Management’s assessment of the control deficiency over accounting and finance personnel as of June 30, 2019 considered the same factors, including:

●	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;

●	how adequately we complied with U.S. GAAP on transactions; and

●	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Based on the above factors, management concluded that the lack of timely reconciliation of booking and recording from China GAAP to US GAAP and lack of accounting staff with sufficient U.S. GAAP experiences are material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the following:

Remediation of Material Weakness for the quarter ended June 30, 2019

Subsequent to the identification of the material weakness, we have enhanced existing controls and design and implemented new controls. We have devoted significant time and attention to remediate the above material weakness. For example, we redesigned our system to retrieve data faster, so we are able to identify and reconcile the GAAP difference more efficiently. In addition, we trained our accounting staff with U.S. GAAP knowledge, so they can meet the requirement from our auditors more efficiently. These improvements to our internal control infrastructure were implemented, and were in place in connection with the preparation of our financial statements for the three months ended June 30, 2019. As such, we believe that the remediation initiative outlined above will be sufficient to remediate as the changes become operational for future years the material weakness in internal control over financial reporting as discussed.

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: August 14, 2019	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: August 14, 2019	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer