Form 10-Q
period 2019-09-30
CHINA JO-JO DRUGSTORES, INC.
filed 2019-11-14
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2019, the registrant had 32,936,786 shares of common stock outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2019	2019
ASSETS
CURRENT ASSETS
Cash	$17,395,116	$9,322,463
Restricted cash	11,890,053	15,422,739
Financial assets available for sale	156,128	180,928
Notes receivable	76,922	177,278
Trade accounts receivable	7,243,629	8,692,514
Inventories	12,177,952	13,955,202
Other receivables, net	4,861,492	4,438,230
Advances to suppliers	1,368,114	1,950,252
Other current assets	1,286,855	2,063,375
Total current assets	56,456,261	56,202,981

PROPERTY AND EQUIPMENT, net	8,043,511	8,727,358

OTHER ASSETS
Long-term investment	11,760	24,243
Farmland assets	722,384	825,259
Long term deposits	1,367,267	2,157,275
Other noncurrent assets	1,111,490	1,196,197
Operating lease right-of-use assets	15,706,120	-
Intangible assets, net	3,731,008	3,597,323
Total other assets	22,650,029	7,800,297

Total assets	$87,149,801	$72,730,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	23,606,067	23,106,230
Notes payable	21,383,423	25,951,673
Other payables	2,774,674	3,197,221
Other payables - related parties	315,034	795,179
Customer deposits	1,447,720	771,942
Taxes payable	278,908	125,859
Accrued liabilities	873,708	1,264,182
Long-term loan-current potion	233,480	-
Current portion of operating lease liabilities	2,267,705	-
Total current liabilities	53,180,719	55,212,286

Long-term loan	428,047	-
Long term operating lease liabilities	11,785,742	-
Purchase option and warrants liability	54,828	465,248
Financial liability	77,048	81,935
Total liabilities	65,526,384	55,759,469

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 32,936,786 and 28,936,778 shares issued and outstanding as of September 30, 2019 and March 31, 2019	32,937	28,937
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of September 30, 2019 and March 31, 2019	-	-
Additional paid-in capital	54,209,301	44,905,664
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(33,947,382)	(30,587,468)
Accumulated other comprehensive income	1,567,391	2,508,964
Total stockholders’ equity	23,171,356	18,165,206
Noncontrolling interests	(1,547,939)	(1,194,039)
Total equity	21,623,417	16,971,167
Total liabilities and stockholders’ equity	$87,149,801	$72,730,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2019	2018	2019	2018

REVENUES, NET	$28,353,779	$27,409,046	$53,634,563	$50,181,612

COST OF GOODS SOLD	21,660,415	21,611,945	40,879,761	38,767,708

GROSS PROFIT	6,693,364	5,797,101	12,754,802	11,413,904

SELLING EXPENSES	6,485,848	5,223,523	12,454,399	9,850,501
GENERAL AND ADMINISTRATIVE EXPENSES	1,823,935	2,215,484	4,675,547	3,770,012
TOTAL OPERATING EXPENSES	8,309,783	7,439,007	17,129,946	13,620,513

LOSS FROM OPERATIONS	(1,616,419)	(1,641,906)	(4,375,144)	(2,206,609)

INTEREST INCOME	340,514	26,060	388,387	73,232
OTHER INCOME (LOSS), NET	(72,225)	94,582	(134,710)	(20,359)

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	6,865	(81,866)	410,420	(88,840)

LOSS BEFORE INCOME TAXES	(1,341,265)	(1,603,130)	(3,711,047)	(2,242,576)

PROVISION FOR INCOME TAXES	5,702	(415)	14,090	56,754

NET LOSS	(1,346,967)	(1,602,715)	(3,725,137)	(2,299,330)

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	122,004	15,298	365,223	66,060

NET LOSS ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(1,224,963)	(1,587,417)	(3,359,914)	(2,233,270)

Foreign currency translation adjustments	(536,335)	(1,448,661)	(941,573)	(827,027)

COMPREHENSIVE LOSS	$(1,883,302)	$(3,051,376)	$(4,666,710)	$(3,126,357)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	32,936,786	28,936,778	32,696,348	28,936,778
Diluted	32,936,786	28,936,778	32,696,348	28,936,778

EARNINGS PER SHARES:
Basic	$(0.04)	$(0.06)	$(0.10)	$(0.08)
Diluted	$(0.04)	$(0.06)	$(0.10)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
	Common Stock			Retained Earnings		other	Non-
	Number of		Paid-in	Statutory		comprehensive	controlling
	shares	Amount	capital	reserves	Unrestricted	income/(loss)	interest	Total
BALANCE, March 31, 2018.	28,936,778	28,937	43,599,089	1,309,109	(29,661,190)	3,586,460	-	18,862,405

Stock based compensation	-	-	49,140	-	-	-	-	49,140
Sale of 10% of Jiuxin Medicine	-	-	-	-	-	-	(617,743)	(617,643)
Net loss	-	-	-	-	(645,852)	-	(50,763)	(696,615)
Foreign currency translation loss	-	-	-	-	-	621,634	-	621,634
BALANCE, June 30, 2018.	28,936,778	28,937	43,648,229	1,309,109	(30,307,042)	4,208,094	(668,506)	18,218,821
Stock based compensation	-	-	49,680	-	-	-	-	49,680
Net loss	-	-	-	-	(1,587,414)	-	(15,298)	(1,602,712)
Foreign currency translation loss	-	-	-	-	-	(1,448,661)	48,872	(1,399,789)
BALANCE, September 30, 2018.	28,936,778	28,937	43,697,909	1,309,109	(31,894,456)	2,759,433	(634,932)	15,266,000

BALANCE, March 31, 2019.	28,936,778	28,937	44,905,664	1,309,109	(30,587,468)	2,508,964	(1,194,039)	16,971,167

Stock based compensation	4,000,008	4,000	34,560	-	-	-	-	38,560
Financing of subsidiary	-	-	9,269,077	-	-	-	-	9,269,077
Net loss	-	-	-	-	(2,134,949)	-	(241,604)	(2,376,553)
Foreign currency translation loss	-	-	-	-	-	(405,238)		(405,238)
BALANCE, June 30, 2019.	32,936,786	32,937	54,209,301	1,309,109	(32,722,416)	2,103,726	(1,435,643)	23,497,014
Net loss	-	-	-	-	(1,224,963)	-	(122,004)	(1,346,967)
Foreign currency translation loss	-	-	-	-	(3)	(536,335)	9,708	(526,630)
BALANCE, September 30, 2019.	32,936,786	32,937	54,209,301	1,309,109	(33,947,382)	1,567,391	(1,547,939)	21,623,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,725,137)	$(2,299,330)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt direct write-off and provision	767,250	890,576
Depreciation and amortization	1,051,907	557,930
Stock based compensation	34,560	71,427
Change in fair value of purchase option derivative liability	(410,420)	88,840
Accounts receivable, trade	555,289	(833,992)
Notes receivable	92,655	32,528
Inventories and biological assets	975,170	(1,587,645)
Other receivables	(206,247)	(800,686)
Advances to suppliers	(106,790)	(611,849)
Other current assets	(1,031,185)	469,985
Long term deposit	682,504	18,851
Other noncurrent assets	13,791	(139,597)
Accounts payable, trade	1,938,015	(603,967)
Other payables and accrued liabilities	(568,457)	1,305,221
Customer deposits	744,912	773,748
Taxes payable	165,692	(253,496)
Net cash provided by (used in) operating activities	973,509	(2,921,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of financial assets available for sale	14,457	88,897
Purchase of financial assets available for sale		(91,099)
Acquisition of equipment	(374,992)	(142,681)
Increase in intangible assets	(462,266)	-
Investment in a joint venture	-	-
Additions to leasehold improvements	(622,464)	(244,047)
Net cash used in investing activities	(1,445,265)	(388,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third parties loan	682,692
Proceeds from notes payable	21,745,277	16,177,514
Repayment of notes payable	(24,862,363)	(18,290,325)
Proceeds from equity financing	9,273,077	7,667
Repayment of other payables-related parties	(458,002)	(84,543)
Net cash provided by (used in) financing activities	6,380,681	(2,189,687)

EFFECT OF EXCHANGE RATE ON CASH	(1,368,958)	(2,243,149)

DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,539,967	(7,743,222)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	24,745,202	31,452,191

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$29,285,169	$23,708,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$28,777	$57,460

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

During the six months ended September 30, 2019, the Company dissolved eight independent pharmacies. Among the eight dissolved pharmacies, two stores have merged into Jiuzhou Pharmacy and became Jiuzhou Pharmacy stores in Hangzhou. The other six stores’ licenses of government medical insurance, which qualify the stores for government reimbursement, were transferred to six Jiuzhou Pharmacy stores in Hangzhou City.

The Company’s offline retail business also includes three medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. In May 2014, Shouantang Technology established Hangzhou Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”). In May 2016, Shouantang Bio set up and held 49% of Hangzhou Kahamadi Bio-technology Co., Ltd.(“Kahamadi Bio”), a joint venture specializing in brand name development for nutritional supplements. In 2018, Jiuzhou Pharmacy invested a total of $741,540 (RMB5,100,000) in and held 51% of Zhejiang Jiuzhou Linjia Medical Investment and Management Co. Ltd (“Linjia Medical”), which is operating two new clinics in Hangzhou as of March 31, 2019. On March 29, 2019, Jiuzhou Pharmacy formed and currently holds 51% of the equity of Zhejiang AyiGe Medical Health Management Co., Ltd.(“Ayi Health”), which is intended to provide technical support such as IT and customer support to our health management business in the future.

The Company currently conducts its online retail pharmacy business through Jiuzhou Pharmacy, which holds the Company’s online pharmacy license. Prior to November 2015, the Company primarily conducted its online retail pharmacy business through Zhejiang Quannuo Internet Technology Co., Ltd. In May 2015, the Company established Zhejiang Jianshun Network Technology Co. Ltd, a joint venture with Shanghai Jianbao Technology Co., Ltd. (“Jianshun Network”), in order to develop its online pharmaceutical sales from large commercial medical insurance companies. However, Jianshun Network was dissolved as a result that the Company terminated the strategic cooperation with the Chinese pharmacy benefit management provider which previously helped the Company find customers through “Yikatong”, a pharmacy and health insurance benefit card in China. On September 10, 2015, Renovation set up a new entity, Jiuyi Technology, to provide additional technical support such as webpage development to our online pharmacy business. In November 2015, the Company sold all of the equity interests of Quannou Technology to six individuals for approximately $17,121 (RMB107,074). After the sale, its technical support function was transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

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

The Company’s herb farming business is conducted by Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary of Jiuxin Management. Due to the complexity of the cultivation business, Qianhong Agriculture has not grown herbs in the six months ended September 30, 2019.

The accompanying condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

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

The drug retail business is a highly competitive industry in PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. In order to increase our competitive advantages and gain more local retail pharmacy market share, during fiscal year 2018, we opened fifty-seven new stores in Hangzhou. As a result, we incurred significant incremental expense related to rental, labor hiring and training, and marketing activities. As the retail pharmaceutical market becomes more competitive in recent years, a new store usually cannot make profit in its operation until a year later. In fact, we incurred significant expense with limited incremental revenue in the period we opened new stores. At their openings, except for four stores, almost all of the new stores were without government insurance reimbursement certificates. In fact, it usually takes more than one year for a new store to apply for and obtain the local government insurance reimbursement certificate. As of September 2019, we have obtained thirty-five reimbursement certificates for stores opened in fiscal 2018 and later. Historically, sales reimbursed from the government insurance agency contributes more than half of total revenue in a mature store. We are active in the process of applying certificates for all of our new stores. In the future, as more and more stores obtain certificates, we expect our new store revenue to increase and eventually contribute positive operating cash flow.

The Company’s principal sources of liquidity consist of existing cash, equity financing, bank facilities from local banks as well as personal loans from its principal shareholders if necessary. On April 15, 2019, the Company closed a registered direct offering of 4,000,008 shares of common stock at $2.50 per share with gross proceeds of $10,000,020 from its effective shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement dated April 11, 2019 (the “2019 Securities Purchase Agreement”), by and among the Company and the investors named therein. The Company has a credit line agreement from a local bank as displayed in detail in Note 14. As of September 30, 2019, approximately $2.79 million of the aforementioned bank credit line was still available for further borrowing. Additionally, Jiuzhou Pharmacy obtained a credit line of approximately $7,280,100 (RMB50,000,000) from Haihui Commercial Factoring (Tianjin) Co. Ltd for three years beginning July 26, 2019. Any borrowing thereunder is guaranteed by a third-party guarantor company, and secured by the Company’s assets pursuant to a collateral agreement, as well as the personal guarantees of some of its principal shareholders.

The Company has also obtained additional government insurance reimbursement certificates for its stores opened in last two years. As the sales reimbursed from the government account for more than half of sales in a mature store, the certificates may significantly increase the sales of these stores in the next 12 months. Additionally, with the proceeds from the recent registered direct financing from its shelf registration statement on Form S-3 and increased credit line, the Company believes it can support its operations for at least the next 12 months. However, in the event the banks withdraw their credit lines with us, or our existing store performance suddenly deteriorates due to unexpected government policy change, or our operating license is canceled as a result of violation of industry regulation, the Company may or may not obtain alternative financing resources to support its continuing operation. At that time, the Company may not be able to continue to present itself on a going concern basis.

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 14). The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). The carrying amount of the Financial assets available for sale is recorded at fair value and is determined based on unobservable inputs (Level 3). As of September 30, 2019, the fair values of our derivative instruments were carried at fair value (See Note 18). As of September 30, 2019, the fair values of our financial liability were carried at fair value (See Note 19)

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents and restricted cash	29,285,169	-	$-	29,285,169
Financial assets available for sale			156,128	156,128
Notes payable	-	21,383,423	-	21,383,423
Financial liability			77,048	77,048
Warrants liability	-	54,828	$-	54,828

Total	29,285,169	21,438,251	$233,176	50,956,596

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

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of PRC tax authorities with respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

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

The following is a discussion of the Company’s revenue recognition policies by segment under the new revenue recognition accounting standard:

Pharmacy retail sales

The physical pharmacies sell prescription drugs, OTC drugs, traditional Chinese medicine, nutritional supplements, medical devices and sundry products. Revenue from sales of prescription medicine at drugstores is recognized when the prescription is filled and the customer picks up and pays for the prescription. Revenue from sales of other merchandise at drugstores is recognized at the point of sale, which is when a customer pays for and receives the merchandise. Usually the majority of our merchandise, such as prescription and OTC drugs, are not refundable after the customers leave the counter. Returns of other products, such as sundry products, are minimal. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. Based on historical experience, a reserve for potential losses from denial of reimbursement on certain unqualified drugs is made to the receivables from the government agency. Additionally, several onsite clinics adjacent to our pharmacies provide limited medical services. Revenue from medical services is recognized after the service has been rendered to a customer. As revenue from medical services is minimal compared to pharmacy retail sales, it is included as part of the pharmacy retail sales.

Online pharmacy sales

The online pharmacy sells various health products except for prescription drugs. Revenue from online pharmacy sales is recognized when merchandise is shipped to customers. While most deliveries take one day, certain deliveries may take longer depending on a customer’s location. Any loss caused in a shipment will be reimbursed by the Company’s courier company. Our sales policy allows for the return of certain merchandises without reason within seven days after a customer’s receipt of the applicable merchandise. Historically, sales returns seven days after merchandise receipts have been minimal.

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

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source in each segment for the three and six months ended September 30, 2019:

For the three months ended September 30	2019	2018
Retail drugstores
Prescription drugs	$6,022,934	$5,270,412
OTC drugs	7,463,201	7,660,287
Nutritional supplements	1,676,974	1,935,456
TCM	1,954,500	1,689,697
Sundry products	290,750	345,964
Medical devices	592,914	1,234,482
Total retail revenue	$18,001,273	$18,136,298
Online pharmacy
Prescription drugs	$-	$-
OTC drugs	1,126,655	798,938
Nutritional supplements	136,513	211,990
TCM	21,969	20,703
Sundry products	374,457	517,123
Medical devices	691,670	574,094
Total online revenue	$2,351,264	$2,122,848
Drug wholesale
Prescription drugs	$6,816,035	$4,355,706
OTC drugs	1,048,542	2,629,761
Nutritional supplements	35,048	48,216
TCM	81,130	57,458
Sundry products	5,338	10,775
Medical devices	15,149	47,984
Total wholesale revenue	$8,001,242	$7,149,900
Total revenue	$28,353,779	$27,409,046

For the six months ended September 30	2019	2018
Retail drugstores
Prescription drugs	$11,718,220	$11,079,627
OTC drugs	14,703,429	14,625,115
Nutritional supplements	2,908,107	2,880,662
TCM	3,058,550	3,272,265
Sundry products	588,948	550,825
Medical devices	1,759,007	1,696,145
Total retail revenue	$34,736,261	$34,104,639
Online pharmacy
Prescription drugs	$-	$-
OTC drugs	2,151,257	1,574,931
Nutritional supplements	243,707	355,086
TCM	35,650	25,632
Sundry products	813,193	1,554,289
Medical devices	1,551,062	634,779
Total online revenue	$4,794,869	$4,144,717
Drug wholesale
Prescription drugs	$11,696,526	$7,775,242
OTC drugs	2,122,803	3,904,680
Nutritional supplements	56,739	73,597
TCM	179,958	79,309
Sundry products	11,020	15,530
Medical devices	36,387	83,898
Total wholesale revenue	$14,103,433	$11,932,256
Total revenue	$53,634,563	$50,181,612

Contract Balances

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example membership points. The consideration received remains a contract liability until goods or services have been provided to the retail customer.

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2019	March 31, 2019
Trade receivable(included in accounts receivable, net)	$7,243,629	$8,692,514
Contract liabilities (included in accrued expenses)	1,968,681	1,689,099

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

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
Cash and cash equivalents	$17,395,116	$9,322,463
Restricted cash	11,890,053	15,422,739
Cash, cash equivalents and restricted cash	$29,285,169	$24,745,202

Accounts receivable

Accounts receivable represent the following: (1) amounts due from banks relating to retail sales that are paid or settled by the customers’ debit or credit cards, (2) amounts due from government social security bureaus and commercial health insurance programs relating to retail sales of drugs, prescription medicine, and medical services that are paid or settled by the customers’ medical insurance cards, (3) amounts due from non-bank third party payment instruments such as Alipay and certain e-commerce platforms and (4) amounts due from non-retail customers for sales of merchandise.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. Herbs that the Company cultivates are recorded at their cost, which includes direct costs such as seed selection, fertilizer, labor costs expended in growing herbs on the leased farmland, and indirect costs such as amortization of farmland development cost. All costs are accumulated until the time of harvest and then allocated to harvested herbs costs when the herbs are sold. The Company periodically reviews its inventory and records write-downs to inventories for shrinkage losses and damaged merchandise that are identified. The Company provides a reserve for estimated inventory obsolescence or excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated realizable value.

Farmland assets

Herbs that the Company cultivates are recorded at their cost, which includes direct costs such as seed selection, fertilizer, and labor costs that are spent in growing herbs on the leased farmland, and indirect costs such as amortization of farmland development costs. Since April 2014, amortization of farmland development costs has been expensed instead of allocated into inventory due to unpredictable future market value of planted gingko trees.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the six months ended September 30, 2019.

Notes payable

During the normal course of business, the Company regularly issues bank acceptance bills as a payment method to settle outstanding accounts payables with various material suppliers. The Company records such bank acceptance bills as notes payable. Such notes payable are generally short term in nature due to their short maturity period of six to nine months.

Long-term loans

Long-term loans from non-banking financial institutions are stated at their cost. The loan term is up to three years. The Company makes installment payments on principal and interest every month. Interest expense is paid and recorded every month. The principal amount due within a year will be classified as current portion of long-term loan.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended September 30, 2019 and 2018.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $76,938 and $213,382 for the three months ended September 30, 2019 and 2018, respectively, and $156,987 and $405,409 for the six months ended September 30, 2019 and 2018, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

Foreign currency translation

The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes. The Company’s subsidiaries and VIEs maintain their books and records in their functional currency, the Renminbi (“RMB”), the currency of the PRC.

Generally, for consolidation purposes, the Company translates the assets and liabilities of its subsidiaries and VIEs into U.S. dollars using the applicable exchange rates prevailing as of the balance sheet date, and the statements of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements of the subsidiaries and VIEs are recorded as accumulated other comprehensive income.

The balance sheet amounts, with the exception of equity, at September 30, 2019 and at March 31, 2019 were translated at 1 RMB to 0.1401 USD and at 1 RMB to 0.1490 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended September 30, 2019 and 2018 were at 1 RMB to 0.1446 USD and at 1 RMB to 0.1518 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 72,800) per bank. As of September 30, 2019 and March 31, 2019, the Company had deposits totaling $29,277,491 and $24,730,736 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 72,800) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the three months ended September 30, 2019, two largest vendors accounted for 52.2% of the Company’s total purchases and one vendor accounted for 28.2% of the Company’s total advances to suppliers. For the three months ended September 30, 2018, three largest vendors accounted for 56.6% of the Company’s total purchases and one vendor accounted for 23.3% of the Company’s total advances to suppliers.

For the six months ended September 30, 2019, two vendors accounted for 51.0% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers. For the six months ended September 30, 2018, two vendors accounted for 42.4% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers.

For the three months and six months ended September 30, 2019, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable. For the three months and six months ended September 30, 2018, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable.

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

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its borrowing rates set by The Central Bank of the People’s Republic of China, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and exclude lease incentives.

The Company leases premises for retail drugstores, and offices under non-cancellable operating leases. Operating lease payments are expensed over the term of lease. A majority of the Company’s retail drugstore leases have a 3 to 10 year term. Usually within one to three months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. If both parties agree to continue, a new lease contract with new lease terms has to been signed by both parties. Usually the rent may increase year by year based on the lease contract. Sublease is typically not allowed. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into but which have not yet commenced. The Company has historically been able to renew a majority of its drugstores leases. The weighted average remaining lease term is 4.25 years and the weighted average discount rate is 4.19%. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the leases. See Note 12 “Leases” for additional information.

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

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	September 30, 2019	March 31, 2019
Accounts receivable	$10,470,994	$11,939,364
Less: allowance for doubtful accounts	(3,227,365)	(3,246,850)
Trade accounts receivable, net	$7,243,629	$8,692,514

For the three months ended September 30, 2019 and 2018, $101,660 and $33,829 in accounts receivable were directly written off respectively. For the six months ended September 30, 2019 and 2018, $137,728 and $64,412 in accounts receivable were directly written off, respectively. As of September 30, 2019, $79,190 were pledged as collateral for borrowings from financial institutions. As of March 31, 2018, no trade accounts receivables were pledged as collateral for borrowings from financial institutions.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2019	March 31, 2019
Rental deposits (1)	$1,228,262	$1,979,852
Prepaid and other current assets	58,593	83,523
Total	$1,286,855	$2,063,375

(1)	The balance as of September 30, 2019 includes short-term refundable rental security deposits only, while the balance as of March 31, 2019 includes security deposits of $1,444,026 and prepaid rental of $ 535,826.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2019	March 31, 2019
Building	$5,842,052	$6,436,297
Leasehold improvements	9,013,754	8,944,025
Farmland development cost	1,675,367	1,781,627
Office equipment and furniture	5,396,280	5,470,084
Motor vehicles	532,730	551,927
Total	22,460,183	23,183,960
Less: Accumulated depreciation	(12,211,457)	(12,111,409)
Impairment*	(2,205,215)	(2,345,193)
Property and equipment, net	$8,043,511	$8,727,358

*	The variance of impairment from March 31, 2019 to September 30, 2019 is solely caused by exchange rate variance.

Depreciation expenses for property and equipment totaled $497,430 and $212,214 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expenses for property and equipment totaled $938,989 and $431,973 for the six months ended September 30, 2019 and 2018, respectively. There were no fixed assets impaired in the three and six months ended September 30, 2019 and September 30, 2018.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest. As of September 30, 2019 and March 31, 2019, advance to suppliers consist of the following:

	September 30, 2019	March 31, 2019
Advance to suppliers*	$2,432,960	$2,477,226
Less: allowance for unrefundable advances	(1,064,846)	(526,974)
Advance to suppliers, net	$1,368,114	$1,950,252

For the three and six months ended September 30, 2019 and 2018, none of the advances to suppliers were written off against previous allowance for non-refundable advances, respectively.

Note 8 – INVENTORY

Inventory consisted of finished goods, valued at $12,177,952 and $13,955,202 as of September 30, 2019 and March 31, 2019, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration dates to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of September 30, 2019 and March 31, 2019.

Note 9 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of September 30, 2019 and March 31, 2019, farmland assets are valued as follows:

	September 30,	March 31,
	2019	2019
Farmland assets	$2,148,229	$2,341,537
Less: Impairment*	(1,425,845)	(1,516,278)
Farmland assets, net	$722,384	$825,259

*	The variance of impairment is caused by exchange rate variance.

Note 10 – LONG TERM REFUNDABLE DEPOSITS, LANDLORDS

As of September 30, 2019 and March 31, 2019, long term deposits amounted to $1,367,267 and $2,157,275, respectively. Long term deposits are money deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid upfront, plus additional deposits.

Note 11 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	September 30, 2019	March 31, 2019
Forest land use rights*	$999,168	$1,103,235
Others	112,322	92,962
Total	$1,111,490	$1,196,197

*	The prepayment for lease of forest land use rights is a payment made to a local government in connection with entering into an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of forest land use right was approximately $12,746 and $6,579 for the three months ended September 30, 2019 and 2018, respectively. The amortization of the prepayment for the lease of forest land use right was approximately $25,491 and $13,675 for the six months ended September 30, 2019 and 2018, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

For the year ending September 30,	Amount
2020	$27,164
2021	27,164
2022	27,164
2023	27,164
2024	27,164
Thereafter	745,305

Note 12 – Leases

The Company leases most of its retail stores and corporate offices under operating leases, typically with initial terms of  3 to 10 years. Usually within one to three months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. If both parties agree to continue, a new lease contract with new lease terms has to been signed by both parties. Usually the rent may increase year by year based on the lease contract. Sublease is typically not allowed. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into but which have not yet commenced. The net lease cost for the six months ended September 30, 2019 is $2,844,635. The Company does not have finance lease according to the definition of ASU 2016-02, Leases (Topic 842). Supplemental cash flow information related to leases for the six months ended September 30, 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,749,101
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-

Supplemental balance sheet information related to leases as of September 30, 2019 is as follows:

Operating leases:
Operating lease right-of-use assets	$15,706,120

Current portion of operating lease liabilities	$2,267,705
Long-term operating lease liabilities	11,785,742
Total operating lease liabilities	$14,053,447

Weighted average remaining lease term
Operating leases	4.25

Weighted average discount rate
Operating leases	4.19%

The following table summarizes the maturity of lease liabilities under operating leases as of September 30, 2019:

Operating
For the year ending September 30,	Leases
2020	$4,903,428
2021	4,052,998
2022	3,166,706
2023	2,237,493
2024	1,572,730
Thereafter	1,450,417
Total lease payments (2)	17,383,772
Less: imputed interest	(3,330,325)
Total lease liabilities	$14,053,447

Note 13 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	September 30, 2019	March 31, 2019
License (1)	$1,809,812	$1,909,700
Software(2)	1,069,924	676,336
Land use rights (3)	1,366,075	1,452,718
Total intangible assets	4,245,811	4,038,754
Less: accumulated amortization	(514,803)	(441,431)
Intangible assets, net	$3,731,008	$3,597,323

Amortization expense of intangibles amounted to $44,423 and $87,478 for the three months ended September 30, 2019 and 2018, respectively, and $102,889 and $161,187 for the six months ended September 30, 2018 and 2017, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy, a drugstore chain Jiuzhou Pharmacy acquired in 2014. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. The owners of these acquired drugstores agreed to cease their stores’ business and liquidate all of the stores’ accounts before Jiuzhou Pharmacy acquired them. As a result, Jiuzhou Pharmacy has not obtained any assets or liabilities from the stores, but was able to transfer the certificates to our new stores opened at the same time.

(2)	They are the SAP ERP system, the Internet Clinic Diagnosis Terminal system and the Chronic Disease Management system. In 2017, we have installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. It is being amortized over three years since its installation. As of September 30, 2019, the SAP system has a total value of $320,853(RMB2,290,365). The internet Clinic Diagnosis System costs approximately $376,656 (RMB 2,688,709). The system is used to strengthen our ability to perform online diagnosis which may increase more customer spending. Chronic Disease costs approximately $16,303 (RMB116,379 ) and is used to better manage and monitor our members’ health.

(3)	In July 2013, the Company purchased the land use rights of a plot of land in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in the near future.

Note 14 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”) that provided working capital in the form of the following bank acceptance notes at September 30, 2019 and March 31, 2019:

		Origination	Maturity	September 30,	March 31,
Beneficiary	Endorser	date	date	2019	2019
Jiuzhou Pharmacy(1)	HUB	11/06/18	05/06/19		500,857
Jiuzhou Pharmacy(1)	HUB	12/12/18	06/12/19		2,236,559
Jiuzhou Pharmacy(1)	HUB	12/20/18	06/20/19		1,072,606
Jiuzhou Pharmacy(1)	HUB	12/29/18	06/29/19		5,504,943
Jiuzhou Pharmacy(1)	HUB	02/14/18	08/14/19		2,587,331
Jiuzhou Pharmacy(1)	HUB	03/06/18	09/06/19		6,600,727
Jiuxin Medicine(1)	HUB	10/11/18	04/11/19		4,461,531
Jiuxin Medicine(1)	HUB	11/06/18	05/06/19		2,987,119
Jiuzhou Pharmacy(1)	HUB	06/05/19	12/05/19	4,218,474
Jiuzhou Pharmacy(1)	HUB	06/28/19	12/28/19	3,699,319
Jiuzhou Pharmacy(1)	HUB	07/05/19	01/05/20	593,973
Jiuzhou Pharmacy(1)	HUB	07/17/19	01/17/20	1,400,880
Jiuzhou Pharmacy(1)	HUB	08/08/19	02/08/20	1,832,671
Jiuzhou Pharmacy(1)	HUB	09/06/20	03/06/20	2,863,971
Jiuxin Medicine(1)	HUB	04/10/19	10/10/19	3,956,717
Jiuxin Medicine(1)	HUB	04/15/19	10/15/19	140,088
Jiuxin Medicine(1)	HUB	05/10/19	11/10/19	2,677,330
Jiuzhou Pharmacy(1)	HUB			-	-

Total				$21,383,423	$25,951,673

(1)	As of September 30, 2019, the Company had $21,383,423 (RMB 152,642,785) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $11,700,675 (RMB 83,523,748) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $7,389,216 three-year deposit (RMB 52,746,961) deposited into HUB as a collateral for current and future notes payable from HUB. As of March 31, 2019, the Company had $25,951,673 (RMB 174,203,868) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $15,114,740 (RMB 101,459,590) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $10,446,381 three-year deposit (RMB 70,122,647) deposited into HUB as a collateral for current and future notes payable from HUB.

As of September 30, 2019, the Company had a credit line of approximately $12.47 million in the aggregate from HUB, and BOH. By putting up three-year deposit of $7.39 million and the restricted cash of $4.31 million deposited in the banks, the total credit line was $24.17 million. As of September 30, 2019, the Company had approximately $21.38 million of bank notes payable and approximately $2.79 million bank credit line was still available for further borrowing. The bank notes are secured by three shops of Jiuzhou Pharmacy and guaranteed by the Company’s major shareholders.

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

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

For the three and six months ended September 30, 2019 and 2018, the components of income tax expense consist of the following:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2019	2018	2019	2018
Current:
Federal	-	-	-	-
State	-	-	-	-
Foreign	5,702	(415)	14,090	56,754
	5,702	(415)	14,090	56,754

Deferred:
Federal	-	-	-	-
State	-	-	-	-
Foreign	-	-	-	-
	-	-	-	-
Provision for income taxes	5,702	(415)	14,090	56,754

The following table reconciles the U.S. statutory tax rates with the Company’s effective tax rate for the three and six months ended September 30, 2019 and 2018:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2019	2018	2019	2018
U.S. Statutory rates	21.0%	21.0%	21.0%	21.0%
Foreign income not recognized in the U.S.	(21.0)	(21.0)	(21.0)	(21.0)
China income taxes	25.0	25.0	25.0	25.0
Change in valuation allowance (1)	(25.0)	(15.5)	(25.0)	8.2
Non-deductible expenses-permanent difference (2)	(0.4)	(9.5)	(0.4)	(35.7)
Effective tax rate	0.4%	0.0%	(0.4)%	(2.5)%

(1)	Represents a non-taxable expense reversal due to overall decrease in allowance for accounts receivable and advances to suppliers.

(2)	The (0.4)% and (9.5)% rate adjustments for the three months ended September 30, 2019 and 2018 and the (0.4)% and (35.7)% rate adjustments for the six months ended September 30, 2019 and 2018 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax.

The components of the Company’s net deferred tax assets are as follows:

	As of 9/30/2019	As of 3/31/2019

Allowance	1,113,684	986,665
Long-lived assets impairment	551,304	586,298
Depreciation and Amortization	-	-
Accrued expense	1,681,635	1,569,683
Net operating loss carry forward	1,516,707	1,164,735
Foreign Tax Credit Carryover	195,000	195,000
Total deferred tax assets (liabilities):	5,058,330	4,502,381

Valuation allowance	(5,058,330)	(4,502,381)
Net deferred tax assets (liabilities)	-	-

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

As of September 30, 2019 and March 31, 2019, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $816,908, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized by 2032. In addition, the Company carries a Foreign tax credit of $195,000. As of September 30, 2019 and March 31, 2019, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to $2,076,906 and $1,960,933, which may be available to reduce future years’ taxable income. As of September 30, 2019 and March 31, 2019, the estimated net operating loss carry forwards for China income tax purposes amounted to $4,009,867 and $2,678,523, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized in the next five years.

On December 22, 2017, the U.S. federal government enacted the 2017 Tax Cuts and Jobs Act  (the “2017 Tax Act”). The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. As a result, we re-measured our net U.S. deferred tax assets at the 21% future tax rate. As of December 31, 2017, for estimating our foreign undistributed earnings according to the 2017 Tax Act, we estimated an aggregate deficit in “accumulated earnings and profits,” which is how foreign undistributed earnings are determined for the one-time transition tax and for U.S. income tax purposes. As a result, the one-time transition tax did not have a significant impact on the Company’s FY18 tax provision and there was no undistributed accumulated earnings and profits as of September 30, 2019.

The Company recorded net unrecognized tax benefits of $0.0 million as of September 30, 2019. It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

Note 16 – EMPLOYEE SOCIAL BENEFITS

Regulations in the PRC require the Company to contribute to a defined medical, employment injury, unemployment, birth, and retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $340,297 and $346,876 in employment benefits and pension for the three months ended September 30, 2019 and 2018, respectively. The Company contributed $681,321 and $712,512 in employment benefits and pension for the six months ended September 30, 2019 and 2018, respectively.

Note 17 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	September 30, 2019	March 31, 2019
Due to a director and CEO (1) :	315,034	795,179
Total	$315,034	$795,179

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States. In the three months ended September 30, 2019, the Company paid certain borrowings back to CEO.

The Company leases from Mr. Lei Liu a retail space; the lease expires in September 2020. Rent expenses totaled $6,599 and $4,578 for the three months ended September 30, 2019 and 2018, respectively. Rent expenses totaled $13,384 and $9,110 for the six months ended September 30, 2019 and 2018, respectively. The amounts owed under the lease for the six months ended September 30, 2019 and 2018 were not paid to Mr. Liu as of September 30, 2019.

On April 28, 2018, 10% of Jiuxin Medicine was sold to Hangzhou Kangzhou Biotech Co. Ltd. for total proceeds of approximately $75,643 (RMB507,760). Mr. Lei Liu owns 51% of Hangzhou Kangzhou Biotech Co. Ltd.

Note 18 – WARRANTS

In connection with the registered direct offering closed on July 19, 2015, the Company issued to an investor a warrant to purchase up to 600,000 shares of common stock at an exercise price of $3.10 per share. The warrant became exercisable on January 19, 2016 and will expire on January 18, 2021. In connection with the offering, the Company also issued a warrant to the placement agent of this offering, pursuant to which the agent may purchase up to 6% of the aggregate number of shares of common stock sold in the offering, i.e. 72,000 shares. Such warrant has the same terms as the warrant issued to investor in the offering.

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	September 30, 2019 (1)	March 31, 2019

Stock price	$1.23	$2.62
Exercise price	$3.10	$3.10
Annual dividend yield	0%	0%
Expected term (years)	1.31	1.80
Risk-free interest rate	1.75%	2.27%
Expected volatility	68.99%	67.69%

(1)	As of September 30, 2019, the warrants had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $496,217 as of March 31, 2017. For the three months ended September 30, 2019 and September 30, 2018, the Company recognized a gain of $6,865 and a loss of $81,866 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. For the six months ended September 30, 2019 and September 30, 2018, the Company recognized a gain of $410,420 and a loss of $88,840 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $54,828 and $465,248 for the investor warrant and placement agent warrant, collectively, as of September 30, 2019 and March 31, 2019.

Note 19 – Financial Liability

To encourage operating team, which consists of doctors and nurses, to devote their efforts to run clinics, Linjia Medical allows them to put deposits in the clinic where doctors and nurses work, and take shares in any profit of the clinic. The principal amounts of these deposits are refundable in the event the doctors and nurses leave the clinic. In order to properly reflect Linjia Medical’s liabilities, the Company reclassified the deposit of $77,048 (RMB550,000) as financial liability as of September 30, 2019.

Note 20 – STOCKHOLDER’S EQUITY

Common stock

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

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of such stock options is $2.50. The options vested on November 18, 2017, provided that the grantees are still employed by the Company on that date. The options will be exercisable for five years from the vesting date, or from November 18, 2017 through November 17, 2022. As of November 18, 2017, the vesting date, all compensation costs related to stock option compensation arrangements granted have been recognized. For the six months ended September 30, 2019 and 2018, no compensation costs related to stock option compensation arrangements were recorded as compensation expense.

Statutory reserves

Statutory reserves represent restricted retained earnings. Based on their legal formation, the Company is required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the Statutory Surplus Reserve Fund (the “Reserve Fund”). Once the total amount set aside in the Reserve Fund reaches 50% of the entity’s registered capital, further appropriations become discretionary. The Reserve Fund can be used to increase the entity’s registered capital upon approval by relevant government authorities or eliminate its future losses under PRC GAAP upon a resolution by its board of directors. The Reserve Fund is not distributable to shareholders, as cash dividends or otherwise, except in the event of liquidation.

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and six months ended September 30, 2019 and 2018, the Company did not make appropriations to statutory reserves.

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

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Net income attributable to controlling interest	$(1,224,963)	$(1,587,417)	$(3,359,914)	$(2,233,270)
Weighted average shares used in basic computation	32,936,786	28,936,778	32,696,348	28,936,778
Diluted effect of purchase options and warrants	-	-	-	-
Weighted average shares used in diluted computation	32,936,786	28,936,778	32,696,348	28,936,778
Income per share – Basic:
Net (loss) attributable to controlling interest	$(0.04)	$(0.06)	$(0.10)	$(0.08)
Loss per share – Diluted:
Net (loss) attributable to controlling interest	$(0.04)	$(0.06)	$(0.10)	$(0.08)

For the three and six months ended September 30, 2019, 967,000 shares underlying employee stock options and 600,000 shares underlying outstanding purchase warrant to an investor, 72,000 shares underlying outstanding purchase warrant to an investment placement agent and a total of 3,240,006 warrants issued in S-3 financing in April 2019 were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operations for the three months ended September 30, 2019.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$18,001,273	$2,351,264	8,001,242	-	28,353,779
Cost of goods	12,471,047	2,032,464	7,156,904	-	21,660,415
Gross profit	$5,530,226	$318,800	844,338	-	6,693,364
Selling expenses	5,395,626	462,154	628,068	-	6,485,848
General and administrative expenses	1,259,535	60,476	503,924	-	1,823,935	*
Loss from operations	$(1,124,935)	$(203,830)	(287,654)	-	(1,616,419)
Depreciation and amortization	$531,569	$-	22,852	-	554,421
Total capital expenditures	$236,961	$-		-	236,961

*	Includes additional accounts receivable allowance of $539,293 and additional advance to suppliers allowance of $435,849.

The following table presents summarized information by segment of the continuing operations for the three months ended September 30, 2018.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$18,136,298	$2,122,848	7,149,900	-	27,409,046
Cost of goods	13,277,943	1,909,403	6,424,599	-	21,611,945
Gross profit	$4,858,355	$213,445	725,301	-	5,797,101
Selling expenses	4,156,319	477,348	589,856	-	5,223,523
General and administrative expenses	1,899,147	57,617	258,720	-	2,215,484	*
(Loss) income from operations	$(1,197,111)	$(321,520)	(123,275)	-	(1,641,906)
Depreciation and amortization	$400,295	$-	1,227	-	401,522
Total capital expenditures	$216,443	$-	6	-	216,449

*	Includes additional accounts receivable allowance of $71,520 and advance to suppliers allowance reversal of $25,647.

The following table presents summarized information of the continuing operation by segment for the six months ended September 30, 2019:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$34,736,261	$4,794,869	14,103,433	-	53,634,563
Cost of goods	24,153,768	4,129,314	12,596,679	-	40,879,761
Gross profit	$10,582,493	$665,555	1,506,754	-	12,754,802
Selling expenses	10,231,292	935,534	1,287,573	-	12,454,399
General and administrative expenses	2,993,239	115,599	1,566,709	-	4,675,547	*
(Loss) income from operations	$(2,642,038)	$(385,578)	(1,347,528)	-	(4,375,144)
Depreciation and amortization	$1,036,032	$-	31,338	-	1,067,370
Total capital expenditures	$990,134	$-			990,134

*	Includes accounts receivable allowance reversal of $19,486 and additional advance to suppliers allowance of $537,872.

The following table presents summarized information of the continuing operation by segment for the six months ended September 30, 2018:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$34,104,639	$4,144,717	11,932,256	-	50,181,612
Cost of goods	24,441,166	3,650,307	10,676,235	-	38,767,708
Gross profit	$9,663,473	$494,410	1,256,021	-	11,413,904
Selling expenses	7,633,996	878,710	1,337,795	-	9,850,501
General and administrative expenses	3,200,615	244,841	324,556	-	3,770,012	*
(Loss) income from operations	$(1,171,138)	$(629,141)	406,330	-	(2,206,609)
Depreciation and amortization	$530,952	$-	7,013	-	537,965
Total capital expenditures	$373,715	$-	1,123	-	374,838

*	Includes accounts receivable allowance reversal of $40,866 and additional advance to suppliers allowance of $240,945.

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company’s net revenue from external customers through its retail drugstores by main product category for the three and six months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Prescription drugs	$6,022,934	$5,270,412	$11,718,220	$11,079,627
OTC drugs	7,463,201	7,660,287	14,703,429	14,625,115
Nutritional supplements	1,676,974	1,935,456	2,908,107	2,880,662
TCM	1,954,500	1,689,697	3,058,550	3,272,265
Sundry products	290,750	345,964	588,948	550,825
Medical devices	592,914	1,234,482	1,759,007	1,696,145
Total	$18,001,273	$18,136,298	$34,736,261	$34,104,639

The Company’s net revenue from external customers through online pharmacy by main product category is as follows:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Prescription drugs	$-	$-	$-	$-
OTC drugs	1,126,655	798,938	2,151,257	1,574,931
Nutritional supplements	136,513	211,990	243,707	355,086
TCM	21,969	20,703	35,650	25,632
Sundry products	374,457	517,123	813,193	1,554,289
Medical devices	691,670	574,094	1,551,062	634,779
Total	$2,351,264	$2,122,848	$4,794,869	$4,144,717

The Company’s net revenue from external customers through wholesale by main product category is as follows:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Prescription drugs	$6,816,035	$4,355,706	$11,696,526	$7,775,242
OTC drugs	1,048,542	2,629,761	2,122,803	3,904,680
Nutritional supplements	35,048	48,216	56,739	73,597
TCM	81,130	57,458	179,958	79,309
Sundry products	5,338	10,775	11,020	15,530
Medical devices	15,149	47,984	36,387	83,898
Total	$8,001,242	$7,149,900	$14,103,433	$11,932,256

Note 23 – Subsequent Events

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of September 30, 2019, we had 114 pharmacies in Hangzhou city and its adjacent town Lin’an under the store brand of “Jiuzhou Grand Pharmacy”. During the six months ended September 30, 2019, we dissolved eight independent pharmacies. Among the eight dissolved pharmacies, two stores have merged into Jiuzhou Pharmacy and became Jiuzhou Pharmacy stores in Hangzhou. The other six stores’ licenses of government medical insurance, which qualify the stores for reimbursement from government, were transferred to six Jiuzhou Pharmacy stores in Hangzhou City.

Since May 2010, we have also been selling certain OTC drugs, medical devices, nutritional supplements and other sundry products online. Our online pharmacy sells through several third-party platforms such as Alibaba’s Tmall, JD.com, and the Company’s own platform all over China. Our sales through our own platform are primarily generated by customers who use their private commercial medical insurances packages.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also planted ginkgo trees but have not incurred sales in the three and six months ended September 30, 2019.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in the annual report on Form 10-K for the fiscal year ended March 31, 2019. Please refer to Part II, Item 7 of such a report for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Recent Accounting Pronouncements in Note 3 of our condense consolidated financial statements in this report.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019		2018
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$28,353,779	100.0%	$27,409,046	100.0%
Gross profit	$6,693,364	23.6%	$5,797,101	21.2%
Selling expenses	$6,485,848	22.9%	$5,223,523	19.1%
General and administrative expenses	$1,823,935	6.4%	$2,215,484	8.1%
Loss from operations	$(1,616,419)	(5.7)%	$(1,641,906)	(6.0)%
Interest income	$340,514	1.2%	$26,060	0.1%
Interest expenses	$-	0.0%	$-	-%
Other income (loss), net	$(72,225)	(0.3)%	$94,582	0.3%
Change in fair value of derivative liability	$6,865	0.0%	$(81,866)	(0.3)%
Income tax expense	$5,702	0.0%	$(415)	0.0%
Net loss	$(1,346,967)	(4.8)%	$(1,602,715)	(5.8)%

Revenue

Due to the growth in our wholesale and online pharmacy business, revenue increased by $944,733 or 3.4% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The following table breaks down the revenue for our four business segments for the three months ended September 30, 2019 and 2018:

Revenue by Segment

The following table breaks down the revenue of our four business segments for the three months ended September 30, 2019 and 2018:

	For the three months ended September 30,
	2019		2018
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$18,001,273	63.5%	$18,136,298	66.2%	$(135,025)	(0.7)%
Revenue from online sales	2,351,264	8.3%	2,122,848	7.7%	228,416	10.8%
Revenue from wholesale business	8,001,242	28.2%	7,149,900	26.1%	851,342	11.9%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$28,353,779	100.0%	$27,409,046	100.0%	$944,733	3.4%

Retail drugstores sales, which accounted for approximately 63.5% of total revenue for the three months ended September 30, 2019, decreased by $135,025, or 0.7% compared to the three months ended September 30, 2018, to $18,136,298. However, the RMB depreciates dramatically against USD from the three months ended September 30, 2018. Excluding exchange rate variance, the retail drugstores sales increased by approximately 6.8%. Same-store sales decreased by approximately $157,637, or 0.9%. However, excluding exchange rate variance, same -store sales increased by 5.9%. New stores contributed approximately $155,370 in revenue in the three months ended September 30, 2019.

The increase in our retail drugstore sales is primarily attributable to consumer-facing benefits such as emphasis on on-site medical care, chronic disease management services, incremental “Direct-to-Patient” (“DTP”) business caused by continuous hospital medical reform, and maturing of stores opened a year ago. Although we do not intend to develop a line of clinic business, simple and convenient on-site medical services have proven to be our competitive advantage to attract customers. Convenient on-site medical support at our pharmacies has been our hallmark from the beginning of our business. Suitable medical support from our doctors has proven to be critical to our superior store sales. Linking doctor care with drug sales has become our business guidance for the future. By adding more doctor-provided services at stores, we have been able to promote our store sales. In January 2019, we had a grand opening of another flagship store in south Hangzhou. The store hosts both our drugstore and clinic and is expected to expand our business model.

DTP drugs are usually new medicines with low profit margins. As part of the PRC’s recent medical reform package, local governments require decreases in revenue percentage from drug sales at public hospitals. In order to achieve lower drug sales percentage out of their total revenue, the public hospitals chose to abandon sales of low-profit-margin DTP products first. As a result, the DTP drug manufacturers or vendors switched to local drugstores to explore the market. As the biggest drugstore network in Hangzhou City, Jiuzhou Pharmacy had quite a few of our stores located adjacent to local hospitals. Additionally, we have actively approached local vendors of certain DTP products that we were previously not selling and were able to sell these DTP products in our stores. By setting special counters selling DTP products at our stores, sales in our drugstores have increased.

Furthermore, in fiscal years 2018 and 2019, we have accelerated our expansion of new stores, which is expected to generate more retail drugstore revenues. Among the new stores, thirty-five stores have become qualified for municipal government insurance reimbursement after operation of a year or more. Sales reimbursed from municipal government insurance program usually account for more than 50% of our total sales at maturing stores. As these stores gained such qualifications, their sales increased quickly as compared to the previous year. We closed all of our nine single stores, among which, seven of their licenses of government medical insurance were transferred to existing Jiuzhou Pharmacy stores that do not have the licenses, and two were reopened as a Jiuzhou Pharmacy stores. Additionally, we closed a store under Jiuzhou Pharmacy. As a result, our store count is 114 at September 30, 2019 and 122 at September 30, 2018.

Our online pharmacy sales increased by approximately $228,416, or 10.8% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily caused by an increase in sales via e-commerce platforms such as Tmall, offset slightly by the decline in sales via our official site. Popular products at reasonable prices are key to success in online business. In order to promote our sales, we focused on selection of medical equipment suitable to local customers. For example, sales of blood glucose meters and contact lens contributed significantly to our revenue in the three months ended September 30, 2019 as compared to the same period a year ago. Additionally, as more and more customers switch to online OTC drug shopping, our OTC drug sales grew too.

Wholesale revenue increased by $851,342 or 11.9% primarily as a result of our ability to resell certain products, which our retail stores made large order on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the increase in the wholesale volume. However, hospitals are still the dominant drug retailers in China. Local hospitals usually have strong ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the three months ended September 30, 2019 and 2018, we have not generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013, more than six years ago. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer a ginkgo tree grows the more valuable it becomes. Therefore, we have not yet harvested our ginkgo trees. We plan to continue cultivating the trees in order to maximize their market value in the future. We will continue to grow ginkgo trees in the future.

Gross Profit

Gross profit increased by $896,263 or 15.5% period over period primarily as a result of an increase in gross profit provided by retail pharmacy business, which increased significantly in the three months ended September 30, 2019. At the same time, gross margin increased slightly from 21.2% to 23.6% due to higher retail drugstores and online sales profit margins. The average gross margins for each of our four business segments are as follows:

	For the three months ended September 30,
	2019	2018
Average gross margin for retail drugstores	30.7%	26.8%
Average gross margin for online sales	13.6%	10.1%
Average gross margin for wholesale business	10.6%	10.1%
Average gross margin for farming business	N/A	N/A

Retail gross margins increased primarily because of introducing certain popular products with high profit margin, and renegotiating prices with our suppliers continuously. In order to promote our sales and profits, we specifically selected a series of popular products such as radix bupleurum, which we believe are suitable to local community. As a result, we were able to keep up with our sales profit margin. Additionally, we continuously renegotiate with our vendors and press price down to acceptable levels. For example, we explore more suppliers to search for lower prices. We also try to directly purchase from manufacturers instead of local vendors to cut off middle-man expenses. We expect to keep our profit margin at a reasonable level in the future.

Gross margin of online pharmacy sales slightly increased primarily due to profit margin increase in products we sold via third-party platforms, offset by slight decline in profit margin of sales via our official website, www.dada360.com. We focus on sales promotion at a reasonable profit margin instead of pursuing a high profit margin. The slight increase is primarily a payback as a result of our hard work in areas such as careful selection of suppliers, price negotiation with suppliers and more purchase rebate based on the increased sales volume. On the other side, although gross profit margin of sales via our official website decreased, the sales via our official website decreased too. As a result, the overall effect is slight. Consequently, our overall online sales profit margin increased in the three months ended September 30, 2019.

Wholesale gross margin increased primarily due to various products with different profit margin we carried and sold to certain pharmaceutical vendors. Although we have attempted to market our products to major local hospitals and other pharmacies, we have not been able to make significant progress. Until we are able to obtain status as a provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to maintain low profit margins in order to drive sales on our wholesale business.

Selling and Marketing Expenses

Selling and marketing expenses increased by $1,262,325, or 24.2%, as compared to the same period of last fiscal year, primarily due to increase in labor related to our store expansions and rising local living cost. We opened over 50 stores at the end of calendar year 2017 and early in calendar year 2018.Thirty-five stores have become qualified for municipal government insurance reimbursement after operation of a year or more. As a result, sales of these stores have increased. In order to keep up with the sales growth, we hired additional staff or increased bonus to staff in current stores. Overall, such expenses as a percentage of our revenue were 22.9% and 19.1% respectively, in the three months ended September 30, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses decreased by $391,549, or 17.7%, as compared to the same period of last year. Such expenses as a percentage of revenue decreased to 6.4% from 8.1% for the same period of last year. In the three months ended September 30, 2018, we recorded additional bad debt allowance of $0.63 million. In comparison, we only recorded additional bad debts allowance of $0.01 million the three months ended September 30, 2019. Excluding such an effect from bad debt allowance, G&A expense increased by approximately $0.24 million period over period, which primarily reflects the increase in our management team due to expansion of our stores and online business.

Loss from Operations

As a result of the above, we had loss from operations of $1,616,419 in the quarter ended September 30, 2019, as compared to loss from operations of $1,641,906 a year ago. Our operating margin for the three months ended September 30, 2019 and 2018 was (5.7)% and (6.0)%, respectively.

Income Taxes

Our income tax expense decreased by $6,117 period over period due to an increase in overall profit.

Net Loss

As a result of the foregoing, net loss is $1,346,967 in the three months ended September 30, 2019 as compared to a net loss of $1,602,175 in the three months ended September 30, 2018.

Comparison of six months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended September 30, 2019 and 2018:

	Six months ended September 30,
	2019		2018
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$53,634,563	100.0%	50,181,612	100.0%
Gross profit	$12,754,802	23.8%	11,413,904	22.7%
Selling expenses	$12,454,399	23.2%	9,850,501	19.6%
General and administrative expenses	$4,675,547	8.7%	3,770,012	7.5%
Loss from operations	$(4,375,144)	(8.2)%	(2,206,609)	(4.4)%
Interest income	388,387	0.7%	73,232	0.1%
Other income, net	$(134,710)	(0.3)%	(20,359)	0.0%
Change in fair value of derivative liability	$410,420	0.8%	(88,840)	(0.2)%
Income tax expense	$14,090	0.0%	56,754	0.1%
Net loss	$(3,725,137)	(6.9)%	(2,299,330)	(4.6)%

Revenue

Primarily due to the increase in our wholesale and online sales business, our revenue increased by $3,452,951 or 6.9% for the six months ended September 30, 2019, as compared to the six months ended September 30, 2018. The following table breaks down the revenue for our four business segments for the six months ended September 30, 2019 and 2018.

Quarterly Revenue by Segment

The following table breaks down the revenue for our four business segments for the six months ended September 30, 2019 and 2018:

	Six months ended September 30,
	2019		2018
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$34,736,261	64.8%	$34,104,639	68.0%	$631,622	1.9%
Revenue from online sales	4,794,869	8.9%	4,144,717	8.3%	650,152	15.7%
Revenue from wholesale business	14,103,433	26.3%	11,932,256	23.8%	2,171,177	18.2%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$53,634,563	100.0%	$50,181,612	100.0%	$3,452,951	6.9%

Retail drugstores sales, which accounted for approximately 64.8% of total revenue for the six months ended September 30, 2019, increased by $631,622, or 1.9% as compared to the six months ended September 30, 2018, to $34,736,261. However, the RMB depreciates dramatically against USD from the six months ended September 30, 2018. Excluding exchange rate variance, the retail drugstores sales increased by approximately 7.8%. Same-store sales increased by approximately $615,547, or 1.9%. However, excluding the exchange rate variance, same-store sales increased by 7.0%. New stores contributed approximately $263,259 in revenue in the six months ended September 30, 2019.

The increase in our retail drugstore sales is primarily attributable to consumer-facing benefits such as emphasis on onsite medical care, chronic disease management, incremental DTP business caused by continuous hospital medical reform, and maturing of stores opened a year ago. Convenient onsite medical support at our pharmacies has been our hallmark from the beginning of our business. Suitable medical support from our doctors has proven to be critical to our superior store sales. It is our long-term goal to add more medical care into our store chain and create a new retail drugstore model. By adding more medical service at stores, we have been able to promote our store sales.

As the PRC medical reform goes on, more and more drug prescriptions have flowed out of hospitals. DTP drugs are usually new medicines with low profit margins. As part of such medical reform package, local governments require the revenue percentage from drug sales at public hospitals to decline year by year. In order to achieve lower drug sales percentage out of their total revenue, the public hospitals chose to abandon sales of low profit margin DTP products first. As a result, the DTP drug manufacturers or vendors switched to local drugstores to explore the market. As the biggest drugstore network in Hangzhou City, quite a few of our stores are located adjacent to local hospitals. Additionally, we have actively approached local vendors of certain DTP products that we previously did not sell and were able to sell these DTP products in our stores. By opening special counters at some stores and selling more DTP products, sales in our drugstores increased.

Furthermore, starting in fiscal 2018, we have accelerated our new store expansion, which is expected to generate more retail drugstore revenues in the future. In fact, 35 stores have become qualified for municipal government insurance reimbursement after about an operation of one year. Sales reimbursed from municipal government insurance program usually account for more than 50% of our total store sales. As these stores gained the qualification, their sales increased quickly as compared to the previous year. As explained above, our store count is 114 at September 30, 2019 and 122 at September 30, 2018.

Our online pharmacy sales increased by approximately $650,152, or 15.7% for the six months ended September 30, 2019, as compared to the six months ended September 30, 2018. The increase was primarily caused by an increase in sales via e-commerce platforms such as Tmall, offset slightly by the decline in sales via our official site. Popular products at reasonable prices are key to success in online business. In order to promote our sales, we focused on selection of medical equipments suitable to local customers. For example, sales of blood glucose meters and contact lens contributed significantly to our revenue in the six months ended September 30, 2019 as compared to the same period a year ago. The sales via our official website primarily come from certain pharmacy benefit management providers. Although the business with these providers declined slightly, we have signed a contract with a giant health insurance carrier to provide suitable health products to its health insurance policy holders in FY 2020. The close cooperation with the insurance carrier may contribute to our sales via our official website.

Wholesale revenue increased by $2,171,177 or 18.2%, primarily as a result of our ability to resell certain products, which our retail stores made large orders on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the wholesale volume to grow. However, hospitals still act as a major source of drug retailers in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the six months ended September 30, 2019 and 2018, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the six months ended September 30, 2019, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $1,340,898 or 11.7% period over period primarily as a result of an increase in gross margin of retail drugstores. At the same time, gross margin increased from 22.7% to 23.8% due to higher retail profit margins. The average gross margins for each of our four business segments are as follows:

	Six months ended September 30,
	2019	2018
Average gross margin for retail drugstores	30.5%	28.3%
Average gross margin for online sales	13.9%	11.9%
Average gross margin for wholesale business	10.7%	10.5%
Average gross margin for farming business	N/A	N/A

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

Gross margin of online pharmacy sales slightly increased primarily due to profit margin increase in products we sold via third-party platforms, offset by slight decline in profit margin of sales via our official website, www.dada360.com. We focus on sales promotion at a reasonable profit margin instead of pursuing a high profit margin. The slight increase is primarily a payback as a result of our hard work in areas such as careful selection of suppliers, price negotiation with suppliers and more purchase rebate based on the increased sales volume. On the other side, although gross profit margin of sales via our official website decreased, the sales via our official website decreased too. As a result, the overall effect is slight. Consequently, our overall online sales profit margin increased in the six months ended September 30, 2019.

Wholesale gross margin increased primarily due to various products with different profit margins we carried and sold to certain pharmaceutical vendors. Although we have attempted to market our products to major local hospitals and other pharmacies, we have not been able to make significant progress. Until we are able to obtain status as a provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to maintain low profit margins in order to drive sales on our wholesale business.

Selling and Marketing Expenses

Sales and marketing expenses increased by $2,603,898 or 26.4% period over period, primarily due to increase in labor related to our store expansions and rising local living cost. We opened over 50 stores at the end of calendar year 2017 and early in calendar year 2018. Thirty-five stores have become qualified for municipal government insurance reimbursement after operation of a year or more. As a result, sales of these stores have increased. In order to keep up with the sales growth, we hired additional staff or increased bonus to staff in current stores. Overall, such expenses as a percentage of our revenue kept at 23.2% and 19.6% in the six months ended September 30, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses decreased by $905,535 or 24.0% period over period. Such expenses as a percentage of revenue increased to 8.7% from 7.5% for the same period a year ago. In the six months ended September 30, 2018, we recorded additional bad debt allowance of $0.63 million. In comparison, we only recorded additional bad debts allowance of $0.01 million the six months ended September 30, 2019. Excluding such an effect from bad debt allowance, G&A expense increased by approximately $0.24 million period over period, which primarily reflects the increase in our management team due to expansion of our stores and online business.

Loss from Operations

As a result of the above, we had loss from operations of $4,375,144, as compared to loss from operations of $2,206,609 a year ago. Our operating margin for the six months ended September 30, 2019 and 2018 was (8.2)% and (4.4)%, respectively.

Income Taxes

Our income tax expense increased by $14,090 period over period due to overall increase in operation loss in retail profit.

Net Loss

As a result of the foregoing, net loss increased by $1,425,807 period over period.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect. We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$3,976,454	$143,728	$1,641,849	$-	$5,762,031
4- 6 months	321,161	44,669	332,275	-	698,105
7- 12 months	444,087	149,906	922,464	-	1,516,457
Over one year	1,733,260	168,374	592,767		2,494,401
Allowance for doubtful accounts	(1,992,590)	(239,990)	(994,785)		(3,227,365)
Total accounts receivable	$4,482,372	$266,687	$2,494,570	$-	$7,243,629

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs. In the six months ended September 30, 2019, we wrote off an approximately $137,728 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement. In addition, as we gained experience in operating online pharmacy with good reputation, we have provided online operating and network technical support to an online business, which was intended to run an online health products shop in Hong Kong in 2016. As a result, we recognized revenue and incurred accounts receivables. As the online business company was not able to make profit from its online shop, it has not paid off its account on time. As a result, we made additional reserve on these aged accounts.

Accounts receivable from our online pharmacy business mainly consists of collectibles from third-party platforms such as Tmall and JD.com where we sell products. Usually the third-party platforms will collect from customer orders on their platforms and then reimburse us in times ranging from several days to a month after orders are placed.

Accounts receivable from our drug wholesale business and herb farming business consist of receivables from our customers such as pharmaceutical distributors. Our drug wholesale business transitioned away from focusing on sales volume beginning in the second half of fiscal 2013, and it tightened its customer credit policy and strengthened monitoring of uncollected receivables. Furthermore, the new management team expended significant efforts in clearing outstanding balances with certain customers and suppliers and has made progresses.

Subsequent to September 30, 2019 through October 31, 2019, we collected approximately $2.88 million receivables relating to our drugstore business, approximately $0.46 million receivables relating to our online pharmacy business, approximately $2.63 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$166,482	$-	$366,140	$-	$532,622
4- 6 months	62,236	-	95,891	-	158,127
7- 12 months	36,621	-	1,147,230	-	1,183,851
Over one year	95,590	-	462,769	-	558,359
Allowance for doubtful accounts	(134,728)	-	(930,117)	-	(1,064,845)
Total advances to suppliers	$226,201	$-	$1,141,913	$-	$1,368,114

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchases of certain non-medical products. As a result, our retail chain had little advances to suppliers as of September 30, 2019.

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

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	For the six months ended September 30,
	2019	2018
Net cash provided by/used in operating activities	$973,509	$(2,921,456)
Net cash provided by/used in investing activities	$(1,445,265)	$(388,930)
Net cash provided by/used in financing activities	$6,380,681	$(2,189,687)

For the six months ended September 30, 2019, cash provided by operating activities amounted to $973,509, as compared to cash used in operating activities of $2,921,456 for the same period a year ago. The change is primarily attributable to a decrease in cash provided by other payables and accrued liabilities of $1,873,678, a decrease in cash provided by other current assets of $1,501,170, a decrease in net income adjusted for non-cash items of $370,651, offset by an increase of $2,562,815 in inventories and biological assets, an increase in cash provided by accounts payable of $2,541,982, and an increase in cash provided by accounts receivable of $1,389,281.

For the six months ended September 30, 2019, net cash used in investing activities amounted to $1,445,265, as compared to $388,930 for the same period a year ago. The change is attributable to an increase in additions to leasehold improvements and increased intangible assets such as the Internet Clinic Diagnosis System implementation in the six months ended September 30, 2019.

For the six months ended September 30, 2019, net cash provided by financing activities amounted to $6,380,681, as compared to $2,189,687 net cash used in financing activities for the same period a year ago. The increase is primarily due to proceeds of notes payable and proceeds from equity financing. On April 15, 2019, we closed a registered direct offering of 4,000,008 shares of our common stock at a price of $2.50 per share with gross proceeds of $10,000,020 from our effective shelf registration statement on Form S-3.

As of September 30, 2019, we had cash of approximately $17,392,116. Our total current assets as of September 30, 2019 were $56,456,261 and total current liabilities were $53,180,719, which resulted in a working capital of $3,275,542.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Long term operating lease liabilities	11,785,742		6,817,887	3,598,162	1,369,693
Purchase Obligations	-	-	-	-	-
Financial Liability	77,048	-	77,048	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP*	54,828	54,828	-	-	-
Total	$11,917,618	54,828	6,894,935	3,598,162	1,369,693

*	This refers to warrants to purchase shares of common stock issued to an institutional investor and a placement agent (See Note 18).

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	September 30, 2019	March 31, 2019
Balance sheet items, except for the registered and paid-up capital, as of end of period	USD1: RMB0.1401	USD1: RMB0.1490

Amounts included in the statement of Operations and statement of cash flows for the period ended	USD1: RMB0.1446	USD1: RMB0.1491

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2019:

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

Management’s assessment of the control deficiency over accounting and finance personnel as of September 30, 2019 considered the same factors, including:

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

Remediation of Material Weakness for the quarter ended September 30, 2019

Subsequent to the identification of the material weakness, we have enhanced existing controls and design and implemented new controls. We have devoted significant time and attention to remediate the above material weakness. For example, we redesigned our system to retrieve data faster, so we are able to identify and reconcile the GAAP difference more efficiently. In addition, we trained our accounting staff with U.S. GAAP knowledge, so they can meet the requirement from our auditors more efficiently. These improvements to our internal control infrastructure were implemented, and were in place in connection with the preparation of our financial statements for the three months ended September 30, 2019. As such, we believe that the remediation initiative outlined above will be sufficient to remediate as the changes become operational for future years the material weakness in internal control over financial reporting as discussed.

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: November 14, 2019	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: November 14, 2019	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer