Form 10-Q
period 2019-12-31
CHINA JO-JO DRUGSTORES, INC.
filed 2020-02-14
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

As of February 13, 2020, the registrant had 32,936,786 shares of common stock outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2019

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2019	2019
ASSETS
CURRENT ASSETS
Cash	$11,858,985	$9,322,463
Restricted cash	12,035,385	15,422,739
Financial assets available for sale	159,946	180,928
Notes receivable	48,768	177,278
Trade accounts receivable	11,465,402	8,692,514
Inventories	10,962,677	13,955,202
Other receivables, net	5,862,408	4,438,230
Advances to suppliers	1,393,247	1,950,252
Other current assets	1,505,995	2,063,375
Total current assets	55,292,813	56,202,981

PROPERTY AND EQUIPMENT, net	8,097,428	8,727,358

OTHER ASSETS
Long-term investment	9,846	24,243
Farmland assets	747,782	825,259
Long term deposits	1,481,929	2,157,275
Other noncurrent assets	1,134,643	1,196,197
Operating lease right-of-use assets	15,318,428	-
Intangible assets, net	3,715,629	3,597,323
Total other assets	22,408,257	7,800,297

Total assets	$85,798,498	$72,730,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	15,870,874	23,106,230
Notes payable	21,758,227	25,951,673
Other payables	2,590,186	3,197,221
Other payables - related parties	375,068	795,179
Customer deposits	1,201,464	771,942
Taxes payable	433,026	125,859
Accrued liabilities	793,942	1,264,182
Long-term loan - current portion	2,302,924	-
Current portion of operating lease liabilities	409,756	-
Total current liabilities	45,735,467	55,212,286

Long-term loan	4,773,114	-
Long term operating lease liabilities	12,670,694	-
Purchase option and warrants liability	120,000	465,248
Financial liability	71,757	81,935
Total liabilities	63,371,032	55,759,469

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 32,936,786 and 28,936,778 shares issued and outstanding as of December 31, 2019 and March 31, 2019	32,937	28,937
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of December 31, 2019 and March 31, 2019	-	-
Additional paid-in capital	54,209,301	44,905,664
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(33,415,600)	(30,587,468)
Accumulated other comprehensive income	1,926,259	2,508,964
Total stockholders’ equity	24,062,006	18,165,206
Noncontrolling interests	(1,634,540)	(1,194,039)
Total equity	22,427,466	16,971,167
Total liabilities and stockholders’ equity	$85,798,498	$72,730,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended December 31,		For the nine months ended December 31,
	2019	2018	2019	2018

REVENUES, NET	$33,363,282	$30,916,549	$86,997,845	$81,098,161

COST OF GOODS SOLD	26,079,910	23,780,763	66,959,671	62,548,471

GROSS PROFIT	7,283,372	7,135,786	20,038,174	18,549,690

SELLING EXPENSES	5,676,400	6,688,577	18,130,799	16,539,078
GENERAL AND ADMINISTRATIVE EXPENSES	1,054,060	2,572,862	5,729,607	6,342,874
TOTAL OPERATING EXPENSES	6,730,460	9,261,439	23,860,406	22,881,952

INCOME (LOSS) FROM OPERATIONS	552,912	(2,125,653)	(3,822,232)	(4,332,262)

INTEREST INCOME	272,773	18,964	661,160	92,196
OTHER INCOME (LOSS), NET	(302,408)	32,795	(437,118)	12,436

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	(65,172)	(85,115)	345,248	(173,955)

INCOME (LOSS) BEFORE INCOME TAXES	458,105	(2,159,009)	(3,252,942)	(4,401,585)

PROVISION FOR INCOME TAXES	2,184	47,958	16,274	104,712

NET INCOME (LOSS)	455,921	(2,206,967)	(3,269,216)	(4,506,297)

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	75,861	528,736	441,084	594,796

NET INCOME (LOSS) ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	531,782	(1,678,231)	(2,828,132)	(3,911,501)

Foreign currency translation adjustments	358,868	(130,619)	(582,705)	(957,646)

COMPREHENSIVE INCOME (LOSS)	$814,789	$(2,337,586)	$(3,851,921)	$(5,463,943)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	32,936,786	28,936,778	32,776,786	28,936,778
Diluted	32,936,786	28,936,778	32,776,786	28,936,778

EARNINGS PER SHARES:
Basic	$0.02	$(0.06)	$(0.09)	$(0.14)
Diluted	$0.02	$(0.06)	$(0.09)	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
	Common Stock			Retained Earnings		other	Non-
	Number of		Paid-in	Statutory		comprehensive	controlling
	shares	Amount	capital	reserves	Unrestricted	income/(loss)	interest	Total
BALANCE, March 31, 2018.	28,936,778	28,937	43,599,089	1,309,109	(29,661,190)	3,586,460	-	18,862,405

Stock based compensation	-	-	49,140	-	-	-	-	49,140
Sale of 10% of Jiuxin Medicine	-	-	-	-	-	-	(617,743)	(617,643)
Net loss	-	-	-	-	(645,852)	-	(50,763)	(696,615)
Foreign currency translation loss	-	-	-	-	-	621,634	-	621,634
BALANCE, June 30, 2018.	28,936,778	28,937	43,648,229	1,309,109	(30,307,042)	4,208,094	(668,506)	18,218,821
Stock based compensation	-	-	49,680	-	-	-	-	49,680
Net loss	-	-	-	-	(1,587,414)	-	(15,298)	(1,602,712)
Foreign currency translation loss	-	-	-	-	-	(1,448,661)	48,872	(1,399,789)
BALANCE, September 30, 2018.	28,936,778	28,937	43,697,909	1,309,109	(31,894,456)	2,759,433	(634,932)	15,266,000
Stock based compensation	-	-	49,680	-	-	-	-	49,680
Net loss	-	-	-	-	(1,678,232)	-	(528,736)	(2,206,968)
Foreign currency translation loss	-	-	-	-	-	(130,619)	726,326	595,707
BALANCE, December 31, 2018.	28,936,778	28,937	43,747,589	1,309,109	(33,572,688)	2,628,814	(437,342)	13,704,419

BALANCE, March 31, 2019.	28,936,778	28,937	44,905,664	1,309,109	(30,587,468)	2,508,964	(1,194,039)	16,971,167

Stock based compensation	4,000,008	4,000	34,560	-	-	-	-	38,560
Financing of subsidiary	-	-	9,269,077	-	-	-	-	9,269,077
Net loss	-	-	-	-	(2,134,949)	-	(241,604)	(2,376,553)
Foreign currency translation loss	-	-	-	-	-	(405,238)		(405,238)
BALANCE, June 30, 2019.	32,936,786	32,937	54,209,301	1,309,109	(32,722,416)	2,103,726	(1,435,643)	23,497,014
Net loss	-	-	-	-	(1,224,963)	-	(122,004)	(1,346,967)
Foreign currency translation loss	-	-	-	-	(3)	(536,335)	9,708	(526,630)
BALANCE, September 30, 2019.	32,936,786	32,937	54,209,301	1,309,109	(33,947,382)	1,567,391	(1,547,939)	21,623,417
Net loss	-	-	-	-	531,782	-	(75,861)	455,921
Foreign currency translation loss	-	-	-	-		358,868	(10,740)	348,128
BALANCE, December 31, 2019.	32,936,786	32,937	54,209,301	1,309,109	(33,415,600)	1,926,259	(1,634,540)	22,427,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,269,216)	$(4,506,297)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt direct write-off and provision	(29,038)	1,266,994
Depreciation and amortization	1,572,925	937,268
Stock based compensation	34,560	121,547
Change in fair value of purchase option derivative liability	(345,248)	173,955
Accounts receivable, trade	(2,581,208)	(4,061,698)
Notes receivable	122,175	(43,024)
Inventories and biological assets	2,484,432	1,828,232
Other receivables	(1,353,544)	(681,667)
Advances to suppliers	(222,928)	(911,061)
Other current assets	(1,758,533)	476,909
Long term deposit	597,084	18,548
Other noncurrent assets	17,744	23,206
Accounts payable, trade	(6,397,104)	(3,945,980)
Other payables and accrued liabilities	(917,398)	815,725
Customer deposits	458,415	(2,258,202)
Taxes payable	312,192	422,665
Net cash used in operating activities	(11,274,690)	(10,322,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of financial assets available for sale	14,370	87,471
Purchase of financial assets available for sale	-	(104,577)
Acquisition of equipment	(561,677)	(5,368,240)
Increase in intangible assets	(461,013)	(29,879)
Investment in a joint venture	-	-
Additions to leasehold improvements	(705,856)	(1,432,060)
Net cash used in investing activities	(1,714,176)	(6,847,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third parties loan	7,085,406	-
Proceeds from notes payable	36,537,832	32,903,549
Repayment of notes payable	(39,784,592)	(24,930,903)
Increase in financial liability	(7,185)	82,167
Proceeds from equity financing	9,273,077	7,544
Repayment of other payables-related parties	(406,506)	(82,866)
Net cash provided by financing activities	12,698,032	7,979,491

EFFECT OF EXCHANGE RATE ON CASH	(559,998)	(1,653,988)

DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(850,832)	(10,844,662)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	24,745,202	31,452,191

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$23,894,370	$20,607,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$17,215	$56,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

China Jo-Jo Drugstores, Inc. (“Jo-Jo Drugstores” or the “Company”), was incorporated in Nevada on December 19, 2006, originally under the name of “Kerrisdale Mining Corporation”. On September 24, 2009, the Company changed its name to “China Jo-Jo Drugstores, Inc.” in connection with a share exchange transaction as described below.

On September 17, 2009, the Company completed a share exchange transaction with Renovation Investment (Hong Kong) Co., Ltd. (“Renovation”), whereby 7,900,000 shares of the Company’s common stock were issued to the stockholders of Renovation in exchange for 100% of the capital stock of Renovation. The completion of the share exchange transaction resulted in a change of control. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of Renovation (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. Renovation has no substantive operations of its own except for its holdings of Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”), Zhejiang Shouantang Medical Technology Co., Ltd. (“Shouantang Technology”), Hangzhou Jiutong Medical Technology Co., Ltd (“Jiutong Medical”), and Hangzhou Jiuyi Medical Technology Co. Ltd. (“Jiuyi Technology”), its wholly-owned subsidiaries.

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

During the nine months ended December 31, 2019, the Company dissolved eight independent pharmacies. Among the eight dissolved pharmacies, two stores have merged into Jiuzhou Pharmacy and became Jiuzhou Pharmacy stores in Hangzhou. The other six stores’ licenses of government medical insurance, which qualify the stores for government reimbursement, were transferred to six Jiuzhou Pharmacy stores in Hangzhou City.

The Company’s offline retail business also includes three medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. In May 2014, Shouantang Technology established Hangzhou Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”). In May 2016, Shouantang Bio set up and held 49% of Hangzhou Kahamadi Bio-technology Co., Ltd.(“Kahamadi Bio”), a joint venture specializing in brand name development for nutritional supplements. In 2018, Jiuzhou Pharmacy invested a total of $741,540 (RMB5,100,000) in and held 51% of Zhejiang Jiuzhou Linjia Medical Investment and Management Co. Ltd (“Linjia Medical”), which operates two new clinics in Hangzhou as of March 31, 2019. On March 29, 2019, Jiuzhou Pharmacy formed and currently holds 51% of the equity of Zhejiang AyiGe Medical Health Management Co., Ltd.(“Ayi Health”), which is intended to provide technical support such as IT and customer support to our health management business in the future.

The Company currently conducts its online retail pharmacy business through Jiuzhou Pharmacy, which holds the Company’s online pharmacy license. On September 10, 2015, Renovation set up Jiuyi Technology to provide additional technical support such as webpage development to our online pharmacy business. In November 2015, the technical support function was transferred back to Jiuzhou Pharmacy, which hosts our online pharmacy.

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

The Company’s herb farming business is conducted by Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary of Jiuxin Management. Due to the complexity of the cultivation business, Qianhong Agriculture has not grown herbs in the nine months ended December 31, 2019.

The accompanying condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008	100%

	● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law

	● Registered capital of $14.5 million fully paid

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million	100%

	● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid

	● Deemed a WFOE under PRC law

	● Invests and finances the working capital of Quannuo Technology

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management	100%

	● Registered capital of RMB 10 million fully paid

	● Carries out herb farming business

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003	VIE by contractual arrangements (2)

	● Registered capital of RMB 5 million fully paid

	● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003	VIE by contractual arrangements (2)

	● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005	VIE by contractual arrangements (2)

	● Registered capital of RMB 500,000 fully paid

	● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

	● 10% of shares sold

	● Registered capital of RMB 10 million fully paid

	● Carries out pharmaceutical distribution services

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation	100%

	● Registered capital of $2.6 million fully paid

	● Currently has no operation

Entity Name	Background	Ownership
Shouantang Bio	● Established in the PRC in October, 2014 by Shouantang Technology	100%

	● 100% held by Shouantang Technology

	● Registered capital of RMB 1,000,000 fully paid

	● Sells nutritional supplements under its own brand name

Jiuyi Technology	● Established in the PRC on September 10, 2015	100%

	● 100% held by Renovation

	● Technical support to online pharmacy

Kahamadi Bio	● Established in the PRC in May 2016	49%

	● 49% held by Shouantang Bio

	● Registered capital of RMB 10 million

	● Develop brand name for nutritional supplements

Lin’An Jiuzhou	● Established in the PRC in March 31, 2017	100%

	● 100% held by Jiuxin Management

	● Registered capital of RMB 5 million

	● Explore retail pharmacy market in Lin’An City

Linjia Medical	● Established in the PRC in September 27, 2017 ● 51% held by Jiuzhou Pharmacy	VIE by contractual arrangements as a controlled subsidiary of Jiuzhou Pharmacy (2)

	● Registered capital of RMB 20 million

	● Operates local clinics

Ayi Health	● Established in the PRC in March 29, 2019 ● 51% held by Jiuzhou Pharmacy	VIE by contractual arrangements as a controlled subsidiary of Jiuzhou Pharmacy (2)

	● Registered capital of RMB 10 million

	● Provide technical Support for medial service

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service had been under the common control of Mr. Lei Liu, Mr. Chong’an Jin and Ms. Li Qi, (the three shareholders, collectively, the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting rights agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. The Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: a consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. Because such agreements obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for each of the three companies (as well as subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiary under the control of Jiuzhou Pharmacy, Jiuxin Medicine and Shouantang Bio are consolidated into the financial statements of the Company.

Note 2 – LIQUIDITY

Our accounts have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”) on a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon aligning our sources of funding (debt and equity) with our expenditure requirements and repayment of the short-term debts as and when they become due.

The drug retail business is a highly competitive industry in the PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. In order to increase our competitive advantages and gain more local retail pharmacy market share, during fiscal year 2018, we opened fifty-seven new stores in Hangzhou. As a result, we incurred significant incremental expense related to rental, labor hiring and training, and marketing activities. As the retail pharmaceutical market becomes more competitive in recent years, a new store usually cannot make profit in its operation until a year later. In fact, we incurred significant expense with limited incremental revenue in the period we opened new stores. At their openings, except for four stores, almost all of the new stores were without government insurance reimbursement certificates. In fact, it usually takes more than one year for a new store to apply for and obtain the local government insurance reimbursement certificate. As of December 31, 2019, we have obtained thirty-five reimbursement certificates for stores opened in fiscal 2018 and later. Historically, sales reimbursed from the government insurance agency contributed more than half of total revenue in a mature store. We are in the process of actively applying certificates for all of our new stores. In the future, as more and more stores obtain certificates, we expect our new store revenue to increase and eventually contribute positive operating cash flow.

The Company’s principal sources of liquidity consist of existing cash, equity financing, bank facilities from local banks as well as personal loans from its principal shareholders if necessary. On April 15, 2019, the Company closed a registered direct offering of 4,000,008 shares of common stock at $2.50 per share with gross proceeds of $10,000,020 from its effective shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement dated April 11, 2019 (the “2019 Securities Purchase Agreement”), by and among the Company and the investors named therein. The Company has a credit line agreement from a local bank as displayed in detail in Note 14. As of December 31, 2019, approximately $3.05 million of the aforementioned bank credit line was still available for further borrowing. Additionally, Jiuzhou Pharmacy obtained a credit line of approximately $7,175,000 (RMB50,000,000) from Haihui Commercial Factoring (Tianjin) Co. Ltd. (“Haihui Commercial”) for three years beginning July 26, 2019. Any borrowing thereunder is guaranteed by a third-party guarantor company, and secured by the Company’s assets pursuant to a collateral agreement, as well as personal guarantees of some of its principal shareholders.

The Company has also obtained additional government insurance reimbursement certificates for its stores opened in the last two years. As the sales reimbursed from the government account for more than half of sales in a mature store, the certificates may significantly increase the sales of these stores in the next 12 months. Additionally, with the proceeds from the registered direct financing closed on April 15, 2019 and increased credit line, the Company believes it can support its operations for at least the next 12 months. However, in the event the banks withdraw their credit lines with us, or our existing store performance suddenly deteriorates due to unexpected government policy change, possible deterioration of the new coronavirus outbreak in China, including Hangzhou, where the Company is headquartered, or our operating license is canceled as a result of violation of industry regulation, the Company may or may not obtain alternative financing resources to support its continuing operation. At that time, the Company may not be able to continue to present itself on a going concern basis.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with US GAAP. The condensed consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries and VIEs. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, financial assets available for sales, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 14). The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2). The carrying amount of the Financial assets available for sale is recorded at fair value and is determined based on unobservable inputs (Level 3). As of December 31, 2019, the fair values of our derivative instruments were carried at fair value (See Note 19). As of December 31, 2019, the fair values of our financial liability were carried at fair value (See Note 20)

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents and restricted cash	23,894,370	-	$-	23,894,370
Financial assets available for sale	-	-	159,946	159,946
Notes payable	-	21,758,227	-	21,758,227
Financial liability	-	-	71,757	71,757
Warrants liability	-	120,000	$-	120,000

Total	23,894,370	21,878,227	$231,703	46,004,300

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

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of the PRC tax authorities with respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

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

The following is a discussion of the Company’s revenue recognition policies by segment under the new revenue recognition accounting standard:

Pharmacy retail sales

The physical pharmacies sell prescription drugs, over-the-counter (“OTC”) drugs, traditional Chinese medicine, nutritional supplements, medical devices and sundry products. Revenue from sales of prescription medicine at drugstores is recognized when the prescription is filled and the customer picks up and pays for the prescription. Revenue from sales of other merchandise at drugstores is recognized at the point of sale, which is when a customer pays for and receives the merchandise. Usually the majority of our merchandise, such as prescription and OTC drugs, are not refundable after the customers leave the counter. Returns of other products, such as sundry products, are minimal. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. Based on historical experience, a reserve for potential losses from denial of reimbursement on certain unqualified drugs is made to the receivables from the government agency. Additionally, several onsite clinics adjacent to our pharmacies provide limited medical services. Revenue from medical services is recognized after the service has been rendered to a customer. As revenue from medical services is minimal compared to pharmacy retail sales, it is included as part of the pharmacy retail sales.

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

The Company’s revenue is net of VAT collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source in each segment for the three and nine months ended December 31, 2019:

For the three months ended December 31	2019	2018
Retail drugstores
Prescription drugs	$7,496,469	$6,756,073
OTC drugs	10,260,883	9,393,148
Nutritional supplements	1,602,407	1,869,351
TCM	1,416,126	1,342,768
Sundry products	188,484	248,729
Medical devices	611,597	1,257,180
Total retail revenue	$21,575,966	$20,867,249
Online pharmacy
Prescription drugs	$-	$-
OTC drugs	1,981,871	837,126
Nutritional supplements	245,249	220,776
TCM	42,331	28,785
Sundry products	729,179	573,993
Medical devices	966,393	832,526
Total online revenue	$3,965,023	$2,493,206
Drug wholesale
Prescription drugs	$6,358,031	$3,933,441
OTC drugs	1,310,927	3,341,676
Nutritional supplements	47,736	167,069
TCM	67,507	77,216
Sundry products	19,789	5,949
Medical devices	18,303	30,743
Total wholesale revenue	$7,822,293	$7,556,094
Total revenue	$33,363,282	$30,916,549

For the nine months ended December 31	2019	2018
Retail drugstores
Prescription drugs	$19,214,689	$17,835,700
OTC drugs	24,964,312	24,018,263
Nutritional supplements	4,510,514	4,750,013
TCM	4,474,676	4,615,033
Sundry products	777,432	799,554
Medical devices	2,370,604	2,953,326
Total retail revenue	$56,312,227	$54,971,889
Online pharmacy
Prescription drugs	$-	$-
OTC drugs	4,133,128	2,412,057
Nutritional supplements	488,956	575,862
TCM	77,981	54,417
Sundry products	1,542,372	2,128,282
Medical devices	2,517,455	1,467,304
Total online revenue	$8,759,892	$6,637,922
Drug wholesale
Prescription drugs	$18,054,557	$11,708,683
OTC drugs	3,433,730	7,246,356
Nutritional supplements	104,475	240,666
TCM	247,465	156,525
Sundry products	30,809	21,479
Medical devices	54,690	114,641
Total wholesale revenue	$21,925,726	$19,488,350
Total revenue	$86,997,845	$81,098,161

Contract Balances

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example membership points. The consideration received remains a contract liability until goods or services have been provided to the retail customer.

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2019	March 31, 2019
Trade receivable(included in accounts receivable, net)	$11,465,402	$8,692,514
Contract liabilities (included in accrued expenses)	1,634,032	1,689,099

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

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
Cash and cash equivalents	$11,858,985	$9,322,463
Restricted cash	12,035,385	15,422,739
Cash, cash equivalents and restricted cash	$23,894,370	$24,745,202

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the nine months ended December 31, 2019.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended December 31, 2019 and 2018.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $60,781 and $259,064 for the three months ended December 31, 2019 and 2018, respectively, and $217,768 and $657,968 for the nine months ended December 31, 2019 and 2018, respectively. Such costs consist primarily of costs of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at December 31, 2019 and at March 31, 2019 were translated at 1 RMB to 0.1435 USD and at 1 RMB to 0.1490 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the nine months ended December 31, 2019 and 2018 were at 1 RMB to 0.1437 USD and at 1 RMB to 0.1494 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 72,800) per bank. As of December 31, 2019 and March 31, 2019, the Company had deposits totaling $23,884,133 and $24,730,736 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 72,800) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the three months ended December 31, 2019, two largest vendors accounted for 45.1% of the Company’s total purchases and one vendor accounted for 24.4% of the Company’s total advances to suppliers. For the three months ended December 31, 2018, three largest vendors accounted for 70.3% of the Company’s total purchases and one vendor accounted for 32.6% of the Company’s total advances to suppliers.

For the nine months ended December 31, 2019, two vendors accounted for 48.7% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers. For the nine months ended December 31, 2018, two vendors accounted for 46.9% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers.

For the three months and nine months ended December 31, 2019, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable. For the three months and nine months ended December 31, 2018, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). Lessor accounting is similar to the prior model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue standard, ASU 2014-9.

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

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and exclude lease incentives.

The Company leases premises for retail drugstores, and offices under non-cancellable operating leases. Operating lease payments are expensed over the term of lease using straight line method. A majority of the Company’s retail drugstore leases have a 3 to 10 year term. Usually within one to three months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. If both parties agree to continue, a new lease contract with new lease terms has to been signed by both parties. Usually the rent may increase year by year based on the lease contract. Sublease is typically not allowed. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into but which have not yet commenced. The Company has historically been able to renew a majority of its drugstores leases. The weighted average remaining lease term is 4.25 years and the weighted average discount rate is 4.19%. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the leases. See Note 12 “Leases” for additional information.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230):Classification of Certain Cash Receipts and Cash Payments,” addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The impact of adoption on our Condensed Consolidated Financial Statements for any period presented is not material.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. ASU No. 2017-11 has no impact on our consolidated financial statements.

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

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	December 31, 2019	March 31, 2019
Accounts receivable	$13,856,012	$11,939,364
Less: allowance for doubtful accounts	(2,390,700)	(3,246,850)
Trade accounts receivable, net	$11,465,402	$8,692,514

For the three months ended December 31, 2019 and 2018, $47,110 and $36,077 in accounts receivable were directly written off respectively. For the nine months ended December 31, 2019 and 2018, $184,838 and $64,412 in accounts receivable were directly written off, respectively. As of December 31, 2019, $1,179,741 were pledged as collateral for borrowings from financial institutions. As of March 31, 2019, no trade accounts receivables were pledged as collateral for borrowings from financial institutions.

Note 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31, 2019	March 31, 2019
Rental deposits (1)	$1,304,177	$1,979,852
Prepaid and other current assets	201,818	83,523
Total	$1,505,995	$2,063,375

(1)	The balance as of December 31, 2019 includes short-term refundable rental security deposits only, while the balance as of March 31, 2019 includes security deposits of $1,444,026 and prepaid rental of $535,826.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2019	March 31, 2019
Building	$5,984,927	$6,436,297
Leasehold improvements	9,321,200	8,944,025
Farmland development cost	1,716,340	1,781,627
Office equipment and furniture	5,664,322	5,470,084
Motor vehicles	566,993	551,927
Total	23,253,782	23,183,960
Less: Accumulated depreciation	(12,897,207)	(12,111,409)
Impairment*	(2,259,147)	(2,345,193)
Property and equipment, net	$8,097,428	$8,727,358

*	The variance of impairment from March 31, 2019 to December 31, 2019 is solely caused by exchange rate variance.

Depreciation expenses for property and equipment totaled $413,411 and $338,946 for the three months ended December 31, 2019 and 2018, respectively. Depreciation expenses for property and equipment totaled $1,352,400 and $770,919 for the nine months ended December 31, 2019 and 2018, respectively. There were no fixed assets impaired in the three and nine months ended December 31, 2019 and December 31, 2018.

Note 7 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest. As of December 31, 2019 and March 31, 2019, advance to suppliers consist of the following:

	December 31, 2019	March 31, 2019
Advance to suppliers*	$2,609,083	$2,477,226
Less: allowance for unrefundable advances	(1,215,836)	(526,974)
Advance to suppliers, net	$1,393,247	$1,950,252

For the three and nine months ended December 31, 2019 and 2018, none of the advances to suppliers were written off against previous allowance for non-refundable advances, respectively.

Note 8 – INVENTORY

Inventory consisted of finished goods, valued at $10,962,677 and $13,955,202 as of December 31, 2019 and March 31, 2019, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration dates to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of December 31, 2019 and March 31, 2019.

Note 9 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of December 31, 2019 and March 31, 2019, farmland assets are valued as follows:

	December 31,	March 31,
	2019	2019
Farmland assets	$2,208,497	$2,341,537
Less: Impairment*	(1,460,715)	(1,516,278)
Farmland assets, net	$747,782	$825,259

*	The variance of impairment is caused by exchange rate variance.

Note 10 – LONG TERM REFUNDABLE DEPOSITS, LANDLORDS

As of December 31, 2019 and March 31, 2019, long term deposits amounted to $1,481,929 and $2,157,275, respectively. Long term deposits are money deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid upfront, plus additional deposits.

Note 11 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	December 31, 2019	March 31, 2019
Forest land use rights*	$1,024,851	$1,103,235
Others	109,792	92,962
Total	$1,134,643	$1,196,197

*	The prepayment for lease of forest land use rights is a payment made to a local government in connection with entering into an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of forest land use right was approximately $12,652 and $6,812 for the three months ended December 31, 2019 and 2018, respectively. The amortization of the prepayment for the lease of forest land use right was approximately $37,957 and $20,487 for the nine months ended December 31, 2019 and 2018, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

For the year ending December 31,	Amount
2020	$26,966
2021	26,966
2022	26,966
2023	26,966
2024	26,966
Thereafter	755,191

Note 12 – Leases

The Company leases most of its retail stores and corporate offices under operating leases, typically with initial terms of 3 to 10 years. Usually within one to three months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. If both parties agree to continue, a new lease contract with new lease terms has to been signed by both parties. Usually the rent may increase year by year based on the lease contract. Sublease is typically not allowed. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into but which have not yet commenced. The net lease cost for the nine months ended December 31, 2019 is $4,029,285. The Company does not have finance lease according to the definition of ASU 2016-02, Leases (Topic 842). Supplemental cash flow information related to leases for the nine months ended December 30, 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$4,846,933
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-

Supplemental balance sheet information related to leases as of December 31, 2019 is as follows:

Operating leases:
Operating lease right-of-use assets	$15,318,428

Current portion of operating lease liabilities	$409,756
Long-term operating lease liabilities	12,670,694
Total operating lease liabilities	$13,080,450

Weighted average remaining lease term
Operating leases	4.00

Weighted average discount rate
Operating leases	4.19%

The following table summarizes the maturity of lease liabilities under operating leases as of December 31, 2019:

Operating
For the year ending December 31,	Leases
2020	$4,680,826
2021	3,812,529
2022	2,782,493
2023	1,913,469
2024	1,135,072
Thereafter	1,536,028
Total lease payments (2)	15,860,417
Less: imputed interest	(2,779,967)
Total lease liabilities	$13,080,450

Note 13 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	December 31, 2019	March 31, 2019
License (1)	$1,853,749	$1,909,700
Software(2)	1,097,928	676,336
Land use rights (3)	1,399,484	1,452,718
Total intangible assets	4,351,161	4,038,754
Less: accumulated amortization	(635,532)	(441,431)
Intangible assets, net	$3,715,629	$3,597,323

Amortization expense of intangibles amounted to $107,666 and $50,342 for the three months ended December 31, 2019 and 2018, respectively, and $210,555 and $166,349 for the nine months ended December 31, 2018 and 2017, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from Sanhao Pharmacy, a drugstore chain Jiuzhou Pharmacy acquired in 2014. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. The owners of these acquired drugstores agreed to cease their stores’ business and liquidate all of the stores’ accounts before Jiuzhou Pharmacy acquired them. As a result, Jiuzhou Pharmacy has not obtained any assets or liabilities from the stores, but was able to transfer the certificates to our new stores opened at the same time.

(2)	They are the SAP ERP system, the Internet Clinic Diagnosis Terminal system and the Chronic Disease Management system. In 2017, we have installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. It is being amortized over three years since its installation. As of December 31, 2019, the SAP system has a total value of $280,439 (RMB1,954,091). The internet Clinic Diagnosis System costs approximately $385,867 (RMB 2,688,709). The system is used to strengthen our ability to perform online diagnosis which may increase more customer spending. Chronic Disease costs approximately $16,702 (RMB116,379) and is used to better manage and monitor our members’ health.

(3)	In July 2013, the Company purchased the land use rights of a plot of land in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as our farming business in Lin’an has not grown, the Company does not expect completion of the plant in the near future.

Note 14 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”) that provided working capital in the form of the following bank acceptance notes at December 31, 2019 and March 31, 2019:

		Origination	Maturity	December 31,	March 31,
Beneficiary	Endorser	date	date	2019	2019
Jiuzhou Pharmacy(1)	HUB	11/06/18	05/06/19		500,857
Jiuzhou Pharmacy(1)	HUB	12/12/18	06/12/19		2,236,559
Jiuzhou Pharmacy(1)	HUB	12/20/18	06/20/19		1,072,606
Jiuzhou Pharmacy(1)	HUB	12/29/18	06/29/19		5,504,943
Jiuzhou Pharmacy(1)	HUB	02/14/18	08/14/19		2,587,331
Jiuzhou Pharmacy(1)	HUB	03/06/18	09/06/19		6,600,727
Jiuxin Medicine(1)	HUB	10/11/18	04/11/19		4,461,531
Jiuxin Medicine(1)	HUB	11/06/18	05/06/19		2,987,119
Jiuzhou Pharmacy(1)	HUB	07/05/19	01/05/20	608,499
Jiuzhou Pharmacy(1)	HUB	07/17/19	01/17/20	1,435,140
Jiuzhou Pharmacy(1)	HUB	08/08/19	02/08/20	1,877,491
Jiuzhou Pharmacy(1)	HUB	09/06/19	03/06/20	2,934,013
Jiuzhou Pharmacy(1)	HUB	10/09/19	04/09/20	3,539,950
Jiuzhou Pharmacy(1)	HUB	11/06/19	05/06/20	167,501
Jiuzhou Pharmacy(1)	HUB	12/05/19	06/05/20	3,161,570
Jiuzhou Pharmacy(1)	HUB	12/07/19	03/17/20	294,103
Jiuzhou Pharmacy(1)	HUB	12/31/19	06/30/20	2,329,911
Jiuxin Medicine(1)	HUB	12/26/19	06/26/20	1,396,325
Jiuxin Medicine(1)	HUB	12/31/19	06/30/20	4,013,724
Jiuzhou Pharmacy(1)	HUB			-	-

Total				$21,758,227	$25,951,673

(1)	As of December 31, 2019, the Company had $21,758,227 (RMB 151,610,485) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $12,037,319 (RMB 83,875,575) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $7,709,089 three-year deposit (RMB 53,716,636) deposited into HUB as a collateral for current and future notes payable from HUB. As of March 31, 2019, the Company had $25,951,673 (RMB 174,203,868) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $15,114,740 (RMB 101,459,590) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $10,446,381 three-year deposit (RMB 70,122,647) deposited into HUB as a collateral for current and future notes payable from HUB.

As of December 31, 2019, the Company had a credit line of approximately $12.77 million in the aggregate from HUB, and BOH. By putting up three-year deposit of $7.71million and the restricted cash of $4.33 million deposited in the banks, the total credit line was $24.81 million. As of December 31, 2019, the Company had approximately $21.76 million of bank notes payable and approximately $3.05 million bank credit line was still available for further borrowing. The bank notes are secured by three shops of Jiuzhou Pharmacy and guaranteed by the Company’s major shareholders.

Note 15 – Loan Payable

On August 2, 2019 and December 11, 2019, the Company borrowed $717,570 and $6,458,130 from Haihui Commercial , respectively. After deducting processing fee and deposits which are refundable at the end of loan period, the Company received $617,084 and $5,876,885 respectively. The Company is required to pledge accounts receivable of three drugstores to Haihui Commercial. As of December 31, 2019, the remaining loan balance is $7,076,038. The Company is scheduled to make monthly repayments, among which $2,302,924 is due within a year. The Company has an option to pay off the debts earlier than the repayment schedule upon approval from Haihui Commercial.

Note 16 – TAXES

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

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

For the three and nine months ended December 31, 2019 and 2018, the components of income tax expense consist of the following:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
Current:
Federal	-	-	-	-
State	-	-	-	-
Foreign	2,184	47,958	16,274	104,712
	2,184	47,958	16,274	104,712

Deferred:
Federal	-	-	-	-
State	-	-	-	-
Foreign	-	-	-	-
	-	-	-	-
Provision for income taxes	2,184	47,958	16,274	104,712

The following table reconciles the U.S. statutory tax rates with the Company’s effective tax rate for the three and nine months ended December 31, 2019 and 2018:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
U.S. Statutory rates	21.0%	21.0%	21.0%	21.0%
Foreign income not recognized in the U.S.	(21.0)	(21.0)	(21.0)	(21.0)
China income taxes	25.0	25.0	25.0	25.0
Change in valuation allowance (1)	(25.0)	(25.0)	(25.0)	(25.0)
Non-deductible expenses-permanent difference (2)	0.5	(2.2)	(0.5)	(2.4)
Effective tax rate	0.5%	(2.2)%	(0.5)%	(2.4)%

(1)	Represents a non-taxable expense reversal due to overall decrease in allowance for accounts receivable and advances to suppliers.

(2)	The 0.5% and (2.2)% rate adjustments for the three months ended December 31, 2019 and 2018 and the (0.5)% and (2.4)% rate adjustments for the nine months ended December 31, 2019 and 2018 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax.

The components of the Company’s net deferred tax assets are as follows:

	As of December 31, 2019	As of March 31, 2019

Allowance	943,258	986,665
Long-lived assets impairment	564,787	586,298
Depreciation and Amortization	-	-
Accrued expense	1,628,865	1,569,683
Net operating loss carry forward	1,589,447	1,164,735
Foreign Tax Credit Carryover	195,000	195,000
Total deferred tax assets (liabilities):	4,921,357	4,502,381

Valuation allowance	(4,921,357)	(4,502,381)
Net deferred tax assets (liabilities)	-	-

The Company regularly assesses the reliability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Assumptions used to forecast future taxable income often require significant judgment. More weight is given to objectively verifiable evidence. In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, a valuation allowance will be established against deferred tax assets in the period in which we make such determination. The need to establish a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.

As of December 31, 2019 and March 31, 2019, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $816,908, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized by 2032. In addition, the Company carries a foreign tax credit of $195,000. As of December 31, 2019 and March 31, 2019, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to $2,125,465 and $1,960,933, which may be available to reduce future years’ taxable income. As of December 31, 2019 and March 31, 2019, the estimated net operating loss carry forwards for China income tax purposes amounted to $4,268,778 and $2,678,523, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized in the next five years.

On December 22, 2017, the U.S. federal government enacted the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. As a result, we re-measured our net U.S. deferred tax assets at the 21% future tax rate. As of December 31, 2017, for estimating our foreign undistributed earnings according to the 2017 Tax Act, we estimated an aggregate deficit in “accumulated earnings and profits,” which is how foreign undistributed earnings are determined for the one-time transition tax and for U.S. income tax purposes. As a result, the one-time transition tax did not have a significant impact on the Company’s fiscal 2018 tax provision and there was no undistributed accumulated earnings and profits as of December 31, 2019.

The Company recorded net unrecognized tax benefits of $0 as of December 31, 2019. It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

Note 17 – EMPLOYEE SOCIAL BENEFITS

Regulations in the PRC require the Company to contribute to a defined medical, employment injury, unemployment, birth, and retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $364,477 and $338,083 in employment benefits and pension for the three months ended December 31, 2019 and 2018, respectively. The Company contributed $1,045,798 and $1,039,163 in employment benefits and pension for the nine months ended December 31, 2019 and 2018, respectively.

Note 18 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	December 31, 2019	March 31, 2019
Due to a director and CEO (1) :	375,068	795,179
Total	$375,068	$795,179

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States. In the nine months ended December 31, 2019, the Company paid certain borrowings back to CEO.

The Company leases from Mr. Lei Liu a retail space; the lease expires in September 2020. Rent expenses totaled $6,572 and $16,136 for the three months ended December 31, 2019 and 2018, respectively. Rent expenses totaled $19,956 and $25,100 for the nine months ended December 31, 2019 and 2018, respectively. The amounts owed under the lease for the nine months ended December 31, 2019 and 2018 were not paid to Mr. Liu as of December 31, 2019.

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

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	December 31, 2019 (1)	March 31, 2019

Stock price	$1.82	$2.62
Exercise price	$3.10	$3.10
Annual dividend yield	0%	0%
Expected term (years)	1.05	1.80
Risk-free interest rate	1.59%	2.27%
Expected volatility	66.64%	67.69%

(1)	As of December 31, 2019, the warrants had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $496,217 as of March 31, 2017. For the three months ended December 31, 2019 and December 31, 2018, the Company recognized a loss of $65,172 and a loss of $85,115 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. For the nine months ended December 31, 2019 and December 31, 2018, the Company recognized a gain of $345,248 and a loss of $173,955 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $54,828 and $465,248 for the investor warrant and placement agent warrant, collectively, as of December 31, 2019 and March 31, 2019.

Note 20 – FINANCIAL LIABILITY

To encourage operating team, which consists of doctors and nurses, to devote their efforts to run clinics, Linjia Medical allows them to put deposits in the clinic where doctors and nurses work, and take shares in any profit of the clinic. The principal amounts of these deposits are refundable in the event the doctors and nurses leave the clinic. In order to properly reflect Linjia Medical’s liabilities, the Company reclassified the deposit of $71,757 (RMB500,000) as financial liability as of December 31, 2019.

Note 21 – STOCKHOLDER’S EQUITY

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

Upon evaluation, the warrants issued in April 2019 does not meet the definition of an equity under FASB ASC 815. Accordingly, the fair value of the warrants recorded as a part of additional paid-in capital.

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

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of such stock options is $2.50. The options vested on November 18, 2017, provided that the grantees are still employed by the Company on that date. The options will be exercisable for five years from the vesting date, or from November 18, 2017 through November 17, 2022. As of November 18, 2017, the vesting date, all compensation costs related to stock option compensation arrangements granted have been recognized. For the nine months ended December 31, 2019 and 2018, no compensation costs related to stock option compensation arrangements were recorded as compensation expense.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three and nine months ended December 31, 2019 and 2018, the Company did not make appropriations to statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 22 – Earnings (LOSS) PER SHARE

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

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Net income (loss) attributable to controlling interest	$531,782	$(1,678,231)	$(2,828,132)	$(3,911,501)
Weighted average shares used in basic computation	32,936,786	28,936,778	32,776,786	28,936,778
Diluted effect of purchase options and warrants	-	-	-	-
Weighted average shares used in diluted computation	32,936,786	28,936,778	32,776,786	28,936,778
Income per share – Basic:
Net income (loss) attributable to controlling interest	$0.02	$(0.06)	$(0.09)	$(0.14)
Loss per share – Diluted:
Net income (loss) attributable to controlling interest	$0.02	$(0.06)	$(0.09)	$(0.14)

For the three and nine months ended December 31, 2019, 967,000 shares underlying employee stock options and 600,000 shares underlying outstanding purchase warrant to an investor, 72,000 shares underlying outstanding purchase warrant to an investment placement agent and a total of 3,240,006 warrants issued in S-3 financing in April 2019 were excluded from the calculation of diluted loss per share as the warrants were anti-dilutive.

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

The Company’s reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because the business segments require different operations and markets to distinct classes of customers.

The following table presents summarized information by segment of the continuing operations for the three months ended December 31, 2019.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$21,575,965	$3,965,023	7,822,294	-	33,363,282
Cost of goods	15,388,580	3,639,995	7,051,335	-	26,079,910
Gross profit	$6,187,385	$325,028	770,959	-	7,283,372
Selling expenses	4,836,140	507,393	332,867	-	5,676,400
General and administrative expenses	1,403,350	61,193	(410,483)	-	1,054,060	*
Income (Loss) from operations	$(52,105)	$(243,558)	848,575	-	552,912
Depreciation and amortization	$459,184	$-	36,402	-	495,586
Total capital expenditures	$277,480	$-		-	277,480

* The Company negotiated with certain customers and collected certain aged accounts receivable after making its collection efforts and reversed the allowance made on these accounts.

The following table presents summarized information by segment of the continuing operations for the three months ended December 31, 2018.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$20,867,250	$2,493,205	7,556,094	-	30,916,549
Cost of goods	14,903,761	2,232,994	6,644,008	-	23,780,763
Gross profit	$5,963,489	$260,211	912,086	-	7,135,786
Selling expenses	4,819,081	438,235	1,431,261	-	6,688,577
General and administrative expenses	1,443,634	47,703	1,081,525	-	2,572,862
Income(Loss) from operations	$(299,226)	$(225,727)	(1,600,700)	-	(2,125,653)
Depreciation and amortization	$449,893	$-	433	-	450,326
Total capital expenditures	$6,415,414	$-	314	-	6,415,728

The following table presents summarized information of the continuing operation by segment for the nine months ended December 31, 2019:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$56,312,226	$8,759,892	21,925,727	-	86,997,845
Cost of goods	39,542,348	7,769,309	19,648,014	-	66,959,671
Gross profit	$16,769,878	$990,583	2,277,713	-	20,038,174
Selling expenses	15,067,432	1,442,927	1,620,440	-	18,130,799
General and administrative expenses	4,396,589	176,792	1,156,226	-	5,729,607	*
Income (Loss) from operations	$(2,694,143)	$(629,136)	(498,953)	-	(3,822,232)
Depreciation and amortization	$1,495,216	$-	67,740	-	1,562,956
Total capital expenditures	$1,267,614	$-	-	-	1,267,614

The following table presents summarized information of the continuing operation by segment for the nine months ended December 31, 2018:

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$54,971,889	$6,637,922	19,488,350	-	81,098,161
Cost of goods	39,344,927	5,883,301	17,320,243	-	62,548,471
Gross profit	$15,626,962	$754,621	2,168,107	-	18,549,690
Selling expenses	12,453,077	1,316,945	2,769,056	-	16539,078
General and administrative expenses	4,644,077	292,544	1,406,081	-	6,342,874	*
Income (Loss) from operations	$(1,470,364)	$(854,868)	(2,007,030)	-	(4,332,262)
Depreciation and amortization	$980,845	$-	7,446	-	988,291
Total capital expenditures	$6,789,129	$-	1,437	-	6,790,566

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company’s net revenue from external customers through its retail drugstores by main product category for the three and nine months ended December 31, 2019 and 2018 were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Prescription drugs	$7,496,469	$6,756,073	$19,214,689	$17,835,700
OTC drugs	10,260,883	9,393,148	24,964,312	24,018,263
Nutritional supplements	1,602,407	1,869,351	4,510,514	4,750,013
TCM	1,416,126	1,342,768	4,474,676	4,615,033
Sundry products	188,484	248,729	777,432	799,554
Medical devices	611,597	1,257,180	2,370,604	2,953,326
Total	$21,575,966	$20,867,249	$56,312,227	$54,971,889

The Company’s net revenue from external customers through online pharmacy by main product category is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Prescription drugs	$-	$-	$-	$-
OTC drugs	1,981,871	837,126	4,133,128	2,412,057
Nutritional supplements	245,249	220,776	488,956	575,862
TCM	42,331	28,785	77,981	54,417
Sundry products	729,179	573,993	1,542,372	2,128,282
Medical devices	966,393	832,526	2,517,455	1,467,304
Total	$3,965,023	$2,493,206	$8,759,892	$6,637,922

The Company’s net revenue from external customers through wholesale by main product category is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Prescription drugs	$6,358,031	$3,933,441	$18,054,557	$11,708,683
OTC drugs	1,310,927	3,341,676	3,433,730	7,246,356
Nutritional supplements	47,736	167,069	104,475	240,666
TCM	67,507	77,216	247,465	156,525
Sundry products	19,789	5,949	30,809	21,479
Medical devices	18,303	30,743	54,690	114,641
Total	$7,822,293	$7,556,094	$21,925,726	$19,488,350

Note 24 – Subsequent Events

In January 2020, in order to continue expanding and strengthening its local drugstore network, the Company acquired a local drugstore chain with ten stores.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may,” “will,” “could,” “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “predict,” and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report and of our annual report on Form 10-K for the year ended March 31, 2019 and filed with the SEC on July 1, 2019. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of December 31, 2019, we had 114 pharmacies in Hangzhou city and its adjacent town Lin’an under the store brand of “Jiuzhou Grand Pharmacy”. During the nine months ended December 31, 2019, we dissolved eight independent pharmacies. Among the eight dissolved pharmacies, two stores have merged into Jiuzhou Pharmacy and became Jiuzhou Pharmacy stores in Hangzhou. The other six stores’ licenses of government medical insurance, which qualify the stores for reimbursement from government, were transferred to six Jiuzhou Pharmacy stores in Hangzhou City.

In January 2020, in order to continue expanding and strengthening our local drugstore network, we acquired a local drugstore chain with ten stores. We are currently in the process of restructuring these newly acquired stores, which will be operated under the same brand “Jiuzhou Pharmacy” at the end.

Since May 2010, we have been selling certain OTC drugs, medical devices, nutritional supplements and other sundry products online. Our online pharmacy sells through several third-party platforms such as Alibaba’s Tmall, JD.com, and the Company’s own platform all over China. Our sales through our own platform are primarily generated by customers who use their private commercial medical insurances packages.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also planted ginkgo trees but have not incurred sales in the three and nine months ended December 31, 2019.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. Except for the adoption of ASU 2016-02, Leases (Topic 842) as disclosed in Note 12, there have been no material changes in our critical accounting policies and estimates from those disclosed in the annual report on Form 10-K for the fiscal year ended March 31, 2019. Please refer to Part II, Item 7 of such a report for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Recent Accounting Pronouncements in Note 3 of our condensed consolidated financial statements in this report.

Results of Operations

Comparison of the three months ended December 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended December 31, 2019 and 2018:

	Three months ended December 31,
	2019		2018
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$33,363,282	100.0%	$30,916,549	100.0%
Gross profit	$7,283,372	21.8. %	$7,135,786	23.1%
Selling expenses	$5,676,400	17.0%	$6,688,577	21.6%
General and administrative expenses	$1,054,060	3.2%	$2,572,862	8.3%
Income(Loss) from operations	$552,912	1.7%	$(2,125,653)	(6.9)%
Interest income	$272,773	0.8%	$18,964	0.1%
Interest expenses	$-	-%	$-	-%
Other income (loss), net	$(302,408)	(0.9)%	$32,795	0.1%
Change in fair value of derivative liability	$(65,172)	(0.2)%	$(85,115)	(0.3)%
Income tax expense	$2,184	0.0%	$47,958	0.2%
Net income(loss)	$455,921	1.4%	$(2,206,967)	(7.1)%

Revenue

Due to the growth in our retail drugstores and online pharmacy business, revenue increased by $2,446,733 or 7.9% for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018.

Revenue by Segment

The following table breaks down the revenue of our four business segments for the three months ended December 31, 2019 and 2018:

	For the three months ended December 31,
	2019		2018
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$21,575,965	64.7%	$20,867,249	67.5%	$708,716	3.4%
Revenue from online sales	3,965,023	11.9%	2,493,206	8.1%	1,471,817	59.0%
Revenue from wholesale business	7,822,294	23.4%	7,556,094	24.4%	266,200	3.5%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$33,363,282	100.0%	$30,916,549	100.0%	$2,446,733	7.9%

Retail drugstores sales, which accounted for approximately 64.7% of total revenue for the three months ended December 31, 2019, increased by $708,716, or 3.4% compared to the three months ended December 31, 2018, to $20,867,249. However, the RMB depreciates dramatically against USD from the three months ended December 31, 2018. Excluding exchange rate variance, the retail drugstores sales increased by approximately 5.7%. Same-store sales increased by approximately $523,299, or 2.6%. New stores contributed approximately $150,338 in revenue in the three months ended December 31, 2019.

The increase in our retail drugstore sales is primarily attributable to the consumer-facing benefits we provided, such as on-site medical care, chronic disease management services, incremental “Direct-to-Patient” (“DTP”) business caused by continuous hospital medical reform, and maturing of stores opened a year ago. Although our primary business focus has been selling pharmaceutical products, simple and convenient on-site medical services have proven to be our competitive advantage to attract customers. Convenient on-site medical support at our pharmacies has been our hallmark from the beginning of our business. Suitable medical support from our doctors has proven to be critical to our superior store sales. Linking doctor care with drug sales has become our business guidance for the future. By adding more doctor-provided services at stores, we have been able to promote our store sales. In January 2019, we had a grand opening of another flagship store in south Hangzhou. The store hosts both our drugstore and clinic and is expected to expand our business model.

DTP drugs are usually new medicines with low profit margins. As part of the PRC’s recent medical reform package, local governments require decreases in revenue percentage from drug sales at public hospitals. In order to achieve lower drug sales percentage out of their total revenue, the public hospitals chose to abandon sales of low-profit-margin DTP products first. As a result, the DTP drug manufacturers or vendors switched to local drugstores to explore the market. As the biggest drugstore network in Hangzhou City, Jiuzhou Pharmacy had quite a few of our stores located adjacent to local hospitals. Additionally, we have actively approached local vendors of certain DTP products, which we have not sold at our stores in the past. By setting special counters selling DTP products at our stores, sales in our drugstores have increased.

Furthermore, in fiscal years 2018 and 2019, we have accelerated our expansion of new stores, which is expected to generate more retail drugstore revenues. Among the new stores, thirty-five stores have become qualified for municipal government insurance reimbursement after operation of a year or more. Sales reimbursed from municipal government insurance program usually account for more than 50% of our total sales at maturing stores. As these stores gained such qualifications, their sales increased quickly as compared to the previous year. We closed all of our nine single stores, among which, seven of their licenses of government medical insurance were transferred to existing Jiuzhou Pharmacy stores that do not have the licenses, and two were reopened as a Jiuzhou Pharmacy stores. Additionally, we closed a store under Jiuzhou Pharmacy. As a result, our store count is 114 at December 31, 2019 and 122 at December 31, 2018.

Our online pharmacy sales increased by approximately $1,471,817, or 59.0% for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. The increase was primarily caused by an increase in sales via e-commerce platforms such as Tmall, offset slightly by the decline in sales via our official site. Popular products at reasonable prices are key to success in online business. In order to promote our sales, we focused on selection of medical equipment suitable to local customers. For example, sales of blood glucose meters and contact lens contributed significantly to our revenue in the three months ended December 31, 2019 as compared to the same period a year ago. Additionally, as more and more customers switch to online OTC drug shopping, our OTC drug sales grew too.

Wholesale revenue increased by $266,200 or 3.5% primarily as a result of our ability to resell certain products, which our retail stores made large order on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the increase in the wholesale volume. However, hospitals are still the dominant drug retailers in China. Local hospitals usually have strong ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the three months ended December 31, 2019 and 2018, we have not generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013, more than six years ago. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer a ginkgo tree grows the more valuable it becomes. Therefore, we have not yet harvested our ginkgo trees. We plan to continue cultivating the trees in order to maximize their market value in the future. We will continue to grow ginkgo trees in the future.

Gross Profit

Gross profit increased by $147,586 or 2.1% period over period primarily as a result of an increase in gross profit provided by retail pharmacy business, which increased significantly in the three months ended December 31, 2019. At the same time, gross margin decreased slightly from 23.1% to 21.8% due to lower wholesale business and online sales profit margins. The average gross margins for each of our four business segments are as follows:

	For the three months ended December 31,
	2019	2018
Average gross margin for retail drugstores	28.7%	28.6%
Average gross margin for online sales	8.2%	10.4%
Average gross margin for wholesale business	9.9%	12.1%
Average gross margin for farming business	N/A	N/A

Retail gross margins increased primarily because we introduced certain popular products with high profit margin, and renegotiated prices with our suppliers continuously. In order to promote our sales and profits, we specifically selected a series of popular products such as radix bupleurum, which we believe are suitable to local community. As a result, we were able to keep up with our sales profit margin. Additionally, we continuously renegotiate with our vendors and press price down to acceptable levels. For example, we consistently explore more suppliers to search for lower prices. We also try to directly purchase from manufacturers instead of local vendors to cut off middle-man expenses. We expect to keep our profit margin at a reasonable level in the future.

Gross margin of online pharmacy sales decreased primarily due to profit margin decrease in products we sold via third-party platforms and slight decline in profit margin of sales via our official website, www.dada360.com. In order to promote our sales at national events such as “Double 11” hosted by Tmall, we provided our merchandise at competitive prices. As a result, our online profit margin declined. However, as our sales increased by 59% period over period, our overall gross profit increased.

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

Selling and Marketing Expenses

For the three months ended December 31, 2019, selling and marketing expenses decreased by $1,012,177, or 15.1%, as compared to the same period of last fiscal year, primarily because we have outsourced logistic service to Astro Boy Cloud Pan (Hangzhou) Storage and Logistic Co. Ltd (“Astro Boy Logistic”) since April 2019. Prior to the outsourcing, we ran our own warehouse and incurred logistic service expense of approximately $0.91 million in the three months ended December 31, 2018. Excluding such an effect, selling and marketing expenses decreased by approximately $0.1 million. Overall, such expenses as a percentage of our revenue were 17.0% and 21.6%, respectively, in the three months ended December 31, 2019 and 2018.

General and Administrative Expenses

For the three months ended December 31, 2019, general and administrative expenses decreased by $1,518,802, or 59.0%, as compared to the same period of last year. Such expenses as a percentage of revenue decreased to 3.2% from 8.3% for the same period of last year. As the medical reform has been moving along in China, the central government of China promulgated a series of policies to significantly push down the prices of certain drugs covered by the National Health Insurance. Local government even deferred payments to certain clinics and drugstores on the drugs which the local government believes were sold above the government’s designated price range. The price restriction and potential payment deferral may cut the profit and affect our operating cash flow. To be safe, in the three months ended December 31, 2019, we actively negotiated with certain customers and made efforts to collect certain aged accounts receivable. As a result, we reversed bad debt allowance of $0.79 million. In comparison, we recorded additional bad debts allowance of $0.37 million in the three months ended December 31, 2018. Excluding such an effect from bad debt allowance, G&A expense increased by approximately $0.36 million period over period, which primarily reflects the additional expenses occurred in connection with the increase in the size of our management team due to expansion of our stores and online business.

Income (Loss) from Operations

As a result of the above, we had income from operations of $552,912 in the quarter ended December 31, 2019, as compared to loss from operations of $2,125,653 for the same period a year ago. Our operating margin for the three months ended December 31, 2019 was 1.7% and operating loss for the three months ended December 31, 2018 was 6.9%, respectively.

Income Taxes

Our income tax expense decreased by $45,774 period over period although the overall profit increased. This is because such profit caused by reversal of bad debts allowance is not taxable. As a result, the overall tax expenses decreased.

Net Income (Loss)

As a result of the foregoing, our net income is $455,921 in the three months ended December 31, 2019 as compared to a net loss of $2,206,967 in the three months ended December 31, 2018.

Comparison of nine months ended December 31, 2019 and 2018

The following table summarizes our results of operations for the nine months ended December 31, 2019 and 2018:

	Nine months ended December 31,
	2019		2018
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$86,997,845	100.0%	81,098,161	100.0%
Gross profit	$20,038,174	23.0%	18,549,690	22.9%
Selling expenses	$18,130,799	20.8%	16,539,078	20.4%
General and administrative expenses	$5,729,607	6.6%	6,342,874	7.8%
Loss from operations	$(3,822,232)	(4.4)%	(4,332,262)	(5.3)%
Interest income	$661,160	0.8%	92,196	0.1%
Other income (loss), net	$(437,118)	(0.5)%	12,436	0.0%
Change in fair value of derivative liability	$345,248	0.4%	(173,955)	(0.2)%
Income tax expense	$16,274	0.0%	104,712	0.1%
Net loss	$(3,269,216)	(3.8)%	(4,506,297)	(5.6)%

Revenue

Primarily due to the increase in our wholesale and online sales business, our revenue increased by $5,899,684 or 7.3% for the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018. The following table breaks down the revenue for our four business segments for the nine months ended December 31, 2019 and 2018.

Nine Months’ Revenue by Segment

The following table breaks down the revenue for our four business segments for the nine months ended December 31, 2019 and 2018:

	Nine months ended December 31,
	2019		2018
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$56,312,226	64.7%	$54,971,889	67.8%	$1,340,337	2.4%
Revenue from online sales	8,759,892	10.1%	6,637,922	8.2%	2,121,970	32.0%
Revenue from wholesale business	21,925,727	25.2%	19,488,350	24.0%	2,437,377	12.5%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$86,997,845	100.0%	$81,098,161	100.0%	$5,899,684	7.3%

Retail drugstores sales, which accounted for approximately 64.7% of total revenue for the nine months ended December 31, 2019, increased by $1,340,337, or 2.4% as compared to the nine months ended December 31, 2018, to $54,971,889. However, the RMB depreciates dramatically against USD from the nine months ended December 31, 2018. Excluding exchange rate variance, the retail drugstores sales increased by approximately 7.0%. Same-store sales increased by approximately $1,138,846, or 2.2%. New stores contributed approximately $413,598 in revenue in the nine months ended December 31, 2019.

The increase in our retail drugstore sales is primarily attributable to the consumer-facing benefits we provided, such as onsite medical care, chronic disease management, incremental DTP business caused by continuous hospital medical reform, and maturing of stores opened a year ago. Convenient onsite medical support at our pharmacies has been our hallmark from the beginning of our business. Suitable medical support from our doctors has proven to be critical to our superior store sales. It is our long-term goal to add more medical care into our store chain and create a new retail drugstore model. By adding more medical service at stores, we have been able to promote our store sales.

As the PRC medical reform goes on, more and more drug prescriptions have flowed out of hospitals. DTP drugs are usually new medicines with low profit margins. As part of such medical reform package, local governments require the revenue percentage from drug sales at public hospitals to decline year by year. In order to achieve lower drug sales percentage out of their total revenue, the public hospitals chose to abandon sales of low profit margin DTP products first. As a result, the DTP drug manufacturers or vendors switched to local drugstores to explore the market. As the biggest drugstore network in Hangzhou City, quite a few of our stores are located adjacent to local hospitals. Additionally, we have actively approached local vendors of certain DTP products, which we have not sold at our stores in the past. By opening special counters at some stores and selling more DTP products, sales in our drugstores increased.

Furthermore, starting in fiscal year 2018, we have accelerated our new store expansion, which is expected to generate more retail drugstore revenues in the future. In fact, 35 stores have become qualified for municipal government insurance reimbursement after operating for approximately one year. Sales reimbursed from municipal government insurance program usually account for more than 50% of our total store sales. As these stores gained the qualification, their sales increased quickly as compared to the previous year. As explained above, our store count is 114 at December 31, 2019 and 122 at December 31, 2018.

Our online pharmacy sales increased by approximately $2,121,970, or 32.0% for the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018. The increase was primarily caused by an increase in sales via e-commerce platforms such as Tmall, offset slightly by the decline in sales via our official site. Popular products at reasonable prices are key to success in online business. In order to promote our sales, we focused on the selection of medical equipment suitable to local customers. For example, sales of blood glucose meters and contact lens contributed significantly to our revenue in the nine months ended December 31, 2019 as compared to the same period a year ago. The sales via our official website were primarily made by certain pharmacy benefit management providers. Although the business with these providers declined slightly, we have signed a contract with a giant health insurance carrier to provide suitable health products to its health insurance policy holders in fiscal year 2020. We believe the close cooperation with the insurance carrier may contribute to our sales via our official website.

Wholesale revenue increased by $2,437,377 or 12.5%, primarily as a result of our ability to resell certain products, for which our retail stores made large orders, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the wholesale volume to grow. However, hospitals still act as a major source of drug retailers in China. Local hospitals usually have stronger ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the nine months ended December 31, 2019 and 2018, we have not harvested and generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future. During the nine months ended December 31, 2019, we have been evaluating feasibility of planting other herbs with short period of growth. We anticipate that we will continue to grow ginkgo trees and start cultivating other herbs in the future.

Gross Profit

Gross profit increased by $1,488,484 or 8.0% period over period primarily as a result of an increase in gross margin of retail drugstores. At the same time, gross margin increased from 22.9% to 23.0% due to higher retail profit margins. The average gross margins for each of our four business segments are as follows:

	Nine months ended December 31,
	2019	2018
Average gross margin for retail drugstores	29.8%	28.4%
Average gross margin for online sales	11.3%	11.4%
Average gross margin for wholesale business	10.4%	11.1%
Average gross margin for farming business	N/A	N/A

Retail gross margins increased primarily because we introduced certain popular products with high profit margin, and renegotiated prices with our suppliers continuously. In order to promote our sales and profits, we specifically selected a series of popular products such as radix bupleuri, which we believe are suitable to local community. As a result, we were able to keep up with our sales profit margin. Additionally, we continuously renegotiate with our vendors and press price down to acceptable levels. For example, we consistently explore more suppliers to search for lower prices. We also try to directly purchase from manufacturers instead of local vendors to cut off middle-man expenses. We expect to keep our profit margin at a reasonable level in the future.

Gross margin of online pharmacy sales slightly decreased primarily due to profit margin decrease in products we sold via third-party platforms. We focus on sales promotion at a reasonable profit margin instead of pursuing a high profit margin. The slight increase is primarily a payback as a result of our hard work in areas such as careful selection of suppliers, price negotiation with suppliers and more purchase rebate based on the increased sales volume. On the other side, our gross profit margin of sales via our official website decreased, which is in line with the decrease in the sales via our official website. As a result, the overall effect is slight. Consequently, our overall online sales profit margin decreased in the nine months ended December 31, 2019.

Wholesale gross margin decreased primarily due to various products with different profit margins we carried and sold to certain pharmaceutical vendors. In the nine months ended December 31, 2019, certain prescription drugs we sold are at low profit margin. As a result, the overall profit margin is lower as compared to the same period last year. Although we have attempted to market our products to major local hospitals and other pharmacies, we have not been able to make significant progress. Until we are able to obtain status as a provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to maintain low profit margins in order to drive sales on our wholesale business.

Selling and Marketing Expenses

For the nine months ended December 31, 2019, sales and marketing expenses increased by $1,591,721 or 9.6% period over period, primarily due to increase in labor related to our store expansions and rising local living cost. We opened over 50 stores at the end of calendar year 2017 and early in calendar year 2018. Thirty-five stores have become qualified for municipal government insurance reimbursement after the operation of a year or more. As a result, sales of these stores have increased. In order to keep up with the sales growth, we hired additional staff or increased bonus to staff in current stores. Overall, such expenses as a percentage of our revenue kept at 20.8% and 20.4% in the nine months ended December 31, 2019 and 2018, respectively.

General and Administrative Expenses

For the nine months ended December 31, 2019, general and administrative expenses decreased by $613,267 or 9.7% period over period. Such expenses as a percentage of revenue decreased to 6.6% from 7.8% for the same period a year ago. In the nine months ended December 31, 2019, we reversed bad debt allowance of $0.2 million. In comparison, we recorded additional bad debts allowance of $1.27 million for the nine months ended December 31, 2018. Excluding such an effect from bad debt allowance, G&A expense increased by approximately $0.67 million period over period, which primarily reflects the additional expenses occurred in connection with the increase in the size of our management team due to expansion of our stores and online business.

Loss from Operations

As a result of the above, we had loss from operations of $3,822,232 for the nine months ended December 31, 2019, as compared to loss from operations of $4,332,262 for the same period a year ago. Our operating loss for the nine months ended December 31, 2019 and 2018 was 4.4% and 5.3%, respectively.

Income Taxes

Our income tax expense decreased by $88,438 period over period due to overall increase in operation loss in retail profit.

Net Loss

As a result of the foregoing, our net loss decreased by $1,237,081 period over period for the nine months ended December 31, 2019.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect. We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$7,700,491	$525,559	$2,041,345	$-	$10,267,395
4- 6 months	461,181	408,410	64,904	-	934,495
7- 12 months	631,781	94,449	7,213	-	733,443
Over one year	1,742,111	153,771	24,887	-	1,920,769
Allowance for doubtful accounts	(2,080,599)	(258,670)	(51,431)	-	(2,390,700)
Total accounts receivable	$8,454,965	$923,519	$2,086,918	$-	$11,465,402

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs. In the nine months ended December 31, 2019, we wrote off an approximately $184,838 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement. In addition, as we gained experience in operating online pharmacy with good reputation, we have provided online operating and network technical support to an online business, which used to run an online health products shop in Hong Kong in 2016. As a result, we recognized revenue and incurred accounts receivables. As the online business company was not able to make profit from its online shop, it has not paid off its account on time. As a result, we made additional reserve on these aged accounts.

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

Subsequent to December 31, 2019 through January 31, 2020, we collected approximately $4.89 million receivables relating to our drugstore business, among which approximately $0.62 million receivables were related to our online pharmacy business, approximately $1.52 million were related to our wholesale business, and $0 was related to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$190,791	$-	$293,818	$-	$484,609
4- 6 months	63,179	-	183,744	-	246,923
7- 12 months	85,171	-	1,065,700	-	1,150,871
Over one year	110,578	-	616,101	-	726,679
Allowance for doubtful accounts	(161,329)	-	(1,054,506)	-	(1,215,835)
Total advances to suppliers	$288,390	$-	$1,104,857	$-	$1,393,247

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchases of certain non-medical products. As a result, our retail chain had little advances to suppliers as of December 31, 2019.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon past experience and any supplier-specific issues such as the discontinuation of inventory supply that have been identified. If we are having difficulty receiving products from a vendor, we take the following steps: ceasing purchasing products from the vendor, asking for return of our prepayment promptly, and if necessary, taking legal actions. If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off. In fiscal year 2019, in order to use our cash more efficiently, we accelerated the collection of deposits from quite a few suppliers, especially aged accounts. We chose to only leave deposits with critical suppliers who supply large quantities of merchandise. As a result, the outstanding advances to suppliers decreased dramatically.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	For the nine months ended December 31,
	2019	2018
Net cash used in operating activities	$(11,274,690)	$(10,322,880)
Net cash used in investing activities	$(1,714,176)	$(6,847,285)
Net cash provided by financing activities	$12,698,032	$7,979,491

For the nine months ended December 31, 2019, cash used in operating activities amounted to $11,274,690, as compared to cash used in operating activities of $10,322,880 for the same period a year ago. The change is primarily attributable to a decrease in cash provided by other payables and accrued liabilities of $1,733,123, a decrease in cash provided by accounts payable of $2,451,124, a decrease in cash provided by other current assets of $2,235,442, offset by an increase of $2,716,617 in customer deposits, an increase in cash provided by accounts receivable of $1,480,490, and an increase in cash provided by advances to suppliers of $688,133.

For the nine months ended December 31, 2019, net cash used in investing activities amounted to $1,714,176, as compared to $6,847,285 for the same period a year ago. The change is attributable to a decrease in additions to leasehold improvements and the acquisition of equipment in the nine months ended December 31, 2019 and 2018.

For the nine months ended December 31, 2019, net cash provided by financing activities amounted to $12,698,032, as compared to $7,979,491 for the same period a year ago. The increase is primarily due to the receipt of proceeds from equity financing and proceeds of loans from Haihui Commercial Factoring (Tianjin) Co., Ltd. (“Haihui Commercial”). On April 15, 2019, we closed a registered direct offering of 4,000,008 shares of our common stock at a price of $2.50 per share with gross proceeds of $10,000,020 from our effective shelf registration statement on Form S-3. In the nine months ended December 31, 2019, we borrowed a total of approximately $7,175,700(RMB50,000,000) from Haihui Commercial, a financial institute.

As of December 31, 2019, we had cash of approximately $11,858,985. Our total current assets as of December 31, 2019 were $55,292,813 and total current liabilities were $45,735,467, which resulted in a working capital of $9,557,346.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating lease liabilities	13,080,450	409,756	7,474,648	3,455,147	1,740,899
Purchase Obligations	-	-	-	-	-
Financial Liability	71,757	-	71,757	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP*	120,000	120,000	-	-	-
Total	$13,272,207	529,756	7,546,405	3,455,147	1,740,899

*	This refers to warrants to purchase shares of common stock issued to an institutional investor and a placement agent (See Note 19).

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	December 31, 2019	March 31, 2019
Balance sheet items, except for the registered and paid-up capital, as of end of period	USD1: RMB0.1435	USD1: RMB0.1490

Amounts included in the statement of Operations and statement of cash flows for the period ended	USD1: RMB0.1437	USD1: RMB0.1491

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2019:

Accounting and Finance Personnel Weaknesses - As noted in Item 9A of our annual reports on Form 10-K for the preceding fiscal years, management concluded that in light of the inexperience of our accounting staff with respect to the requirements of US GAAP-based reporting and SEC rules and regulations, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

Management’s assessment of the control deficiency over accounting and finance personnel as of December 31, 2019 considered the same factors, including:

●	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;

●	how adequately we complied with US GAAP on transactions; and

●	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Based on the above factors, management concluded that the lack of timely reconciliation of booking and recording from China GAAP to US GAAP and lack of accounting staff with sufficient US GAAP experiences are material weaknesses.

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

Remediation of Material Weakness for the quarter ended December 31, 2019

Subsequent to the identification of the material weakness, we have enhanced existing controls and design and implemented new controls. We have devoted significant time and attention to remediate the above material weakness. For example, we redesigned our system to retrieve data faster, so we are able to identify and reconcile the GAAP difference more efficiently. In addition, we trained our accounting staff with US GAAP knowledge, so they can meet the requirement from our auditors more efficiently. These improvements to our internal control infrastructure were implemented, and were in place in connection with the preparation of our financial statements for the three months ended December 31, 2019. As such, we believe that the remediation initiative outlined above will be sufficient to remediate as the changes become operational for future years the material weakness in internal control over financial reporting as discussed.

PART II – OTHER INFORMATION

ITEM 1A	RISK FACTORS.

We face risks related to health epidemics that could impact our sales and operating results.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, and other adverse public health developments, particularly in China, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers or customers. Any disruption or delay of our suppliers, manufacturers or customers would likely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results.

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: February 14, 2020	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: February 14, 2020	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer