Form 10-K
period 2020-03-31
CHINA JO-JO DRUGSTORES, INC.
filed 2020-07-10
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

As of September 30, 2019, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $22.4 million, based on the closing price of $1.20 per share of common stock as reported on the NASDAQ Capital Market on such date.

As of July 8, 2020, the registrant had 37,961,790 shares of common stock outstanding.

EXPLANATORY NOTE

As previously reported by China Jo-Jo Drugstores, Inc. (the “Company”) in its Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on June 26, 2020, under the SEC order (Release No. 34-88465) (the “Order”) providing conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (COVID-19) outbreak The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the outbreak of COVID-19. Thus the Company is unable to timely prepare and file its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the “Annual Report”) that is due June 29, 2020 (the “Original Due Date”). Therefore the Company elected to rely on the conditional filing relief provided under the Order. The Annual Report is hereby filed before the extended due date permitted under the Order, i.e., 45 days after the Original Due Date, or August 13, 2020.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED MARCH 31, 2020

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

ii

PART I

ITEM 1. BUSINESS.

Overview

We are a retailer and distributor of pharmaceutical and other healthcare products typically found in retail pharmacies in the People’s Republic of China (“PRC” or “China”). Prior to acquiring Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) in August 2011 (see “Our Corporate History and Structure - HJ Group” below), we were primarily a retail pharmacy operator. We currently have one hundred and eighteen (118) store locations under the store brand “Jiuzhou Grand Pharmacy” in Hangzhou city and its adjacent town Lin’an. During the year ended March 31, 2020, the Company dissolved eight independent pharmacies. Among the eight dissolved pharmacies, two stores had merged into Jiuzhou Pharmacy, as defined below, and became Jiuzhou Pharmacy stores in Hangzhou. The other six stores’ licenses of government medical insurance, which qualify the stores for reimbursement from government, were transferred to six Jiuzhou Pharmacy stores in Hangzhou City. Additionally, we acquired a local drugstore chain with ten stores in January 2020. Then we dissolved the chain and transferred its certificates to Jiuzhou Pharmacy stores. Furthermore, we closed three stores in calendar 2019 due to their underperformance and opened a new store in April 2020. Amidst the COVID-19 outbreak, we experienced a decline in the number of customer visits during the first three months of calendar 2020 due to the implementation of the lockdown policy in China. However, as China is gradually controlling the spread of COVID-19, we believe these negative impacts are temporary.

We currently operate in four business segments in China: (1) retail drugstores, (2) online pharmacy, (3) wholesale business selling products similar to those we carry in our pharmacies, and (4) farming and selling herbs used for traditional Chinese medicine (“TCM”). All of the above business are performed in China with no other international sales.

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

We operate our pharmacies (including the medical clinics) through the following companies in China that we control through contractual arrangements (refer to “Contractual Arrangements with HJ Group and the Key Personnel” below in this report regarding the details of contractual arrangements:

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

In addition, we operate pharmacies through Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”), which are directly held by Jiuxin Investments Management Co. Ltd. We have also opened two clinics adjacent to our drugstores under Zhejiang Jiuzhou Linjia Medical Investment and Management Co. Ltd. (“Linjia Medical”), which are controlled by Jiuzhou Pharmacy.

We also offer OTC drugs and nutritional supplements for sale through a website (www.dada360.com) operated by Jiuzhou Pharmacy. For the fiscal year ended March 31, 2020, retail revenue, including pharmacies, medical clinics accounted for approximately 63.1% of our total revenue, while online pharmacy revenue accounted for 11.6% of our total revenue.

Since August 2011, we have operated a wholesale business through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. Jiuxin Medicine is wholly owned by Jiuzhou Pharmacy. For the fiscal year March 31, 2020, wholesale revenue accounted for approximately 25.3% of our total revenue.

We also have an herb farming business cultivating and wholesaling herbs used for TCM. This business is conducted through Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary. During the fiscal year ended March 31, 2020, we generated no revenue from our herb farming business.

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

On June 3, 2020, we closed a registered direct offering of 5,000,004 shares of common stock at $2.00 per share with gross proceeds of $10,000,008 from our effective shelf registration statement on Form S-3. In a concurrent private placement we issued to the investors unregistered warrants to purchase up to an aggregate of 3,750,003 shares of common stock at an exercise price of $2.60 per share. The placement agent receives warrants to purchase up to 300,000 shares of the common stock with an exercise price of $2.57 per share.

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

Jiutong Medical

Hangzhou Jiutong Medical Technology Co., Ltd. (“Jiutong Medical”) was organized in the PRC on December 20, 2011. Like Jiuxin Management, Jiutong Medical is also deemed a WFOE because it is wholly owned by Renovation. In November 2013, Jiutong Medical acquired the right to use of a piece of land, for which we intended to establish a herb processing plant. However, as our herb business has not grown, we have not started constructing the plant as of March 31, 2020. In the future, we may sell the land.

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

Qianhong Agriculture

Qianhong Agriculture was organized in the PRC on August 10, 2010 for our herb farming business. We planted ginkgo, also known as maidenhair, trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. As of March 31, 2020, we have not harvested or sold any herbs.

Shouantang Bio

On October 11, 2014, the Company, through Jiuzhou Pharmacy, formed Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”) by contributing $0.16 million (RMB1 million) as its registered capital. Shouantang Bio was formed to sell nutritional supplements under its own brand name, Shouantang.

Jiuyi Technology

On September 10, 2015, Renovation set up an entity named Hangzhou Jiuyi Medical Technology Co. Ltd, (“Jiuyi Technology”) with registered capital of $5 million, which was originally intended to provide additional technical support such as webpage development to our online pharmacy business. Later on, we decided to move online technical supports back to Jiuzhou Pharmacy, so Jiuyi Technology had no significant online technical operations. Jiuyi Technology is located in Hangzhou, China. As it now has no operation, we may close it in the future.

Lin’an Jiuzhou

On March 31, 2017, the Company, through Jiuxin Management, formed Lin’an Jiuzhou Grand Pharmacy Co. Ltd, (“Lin’an Jiuzhou”) with registered capital of $725,570 (RMB 5 million), to expand our retail pharmacies in Lin’an City.

Linjia Medical

On September 27, 2017, the Company, through Jiuzhou Pharmacy, formed and held 51% of Zhejiang Jiuzhou Linjia Medical Investment and Management Co. Ltd. with registered capital of $2,979,460 (RMB20 million), to expand our clinics network adjacent to our drugstores. After extensive market research, Linjia Medical started operation of its clinics in late calendar year 2018. However, Linjia Medical has not been profitable. As of March 31, 2020, we kept running two clinics under the brand of Linjia Medical.

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

Jiuzhou Pharmacy currently has one subsidiary, Jiuxin Medicine, which was organized in the PRC on December 31, 2003. In April 2011, Jiuzhou Pharmacy entered into an equity ownership transfer agreement with the owners of Jiuxin Medicine, and its business license was transferred to Jiuzhou Pharmacy, although no consideration was paid. On August 25, 2011, the acquisition of Jiuxin Medicine was completed for $4.7 million (RMB 30 million).

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

Our Current Corporate Structure

The following diagram illustrates our current corporate structure as of June 28, 2020:

The table below summarizes the status of the registered capital of our PRC subsidiaries and controlled companies as of the date of this report:

Entity Name	Entity Type	Registered Capital	Registered Capital Paid	Due Date for Unpaid Registered Capital
Jiutong Medical	Subsidiary	USD 2,600,000	USD 2,600,000	N/A
Jiuzhou Clinic	VIE	N/A	N/A	N/A
Jiuzhou Pharmacy	VIE	USD 733,500	USD 733,500	N/A
Jiuzhou Service	VIE	USD 73,350	USD 73,350	N/A
Jiuxin Management	Subsidiary	USD 14,500,000	USD 14,500,000	N/A
Jiuxin Medicine	VIE	USD 1,564,000	USD 1,564,000	N/A
Qianhong Agriculture	Subsidiary	USD 1,497,000	USD 1,497,000	N/A
Shouantang Technology	Subsidiary	USD 11,000,000	USD 11,000,000	N/A
Shouantang Bio	Subsidiary	USD 162,900	USD 162,900	N/A
Jiuyi Technology	Subsidiary	USD 5,000,000	USD 2,500,000	September 25, 2026
Lin’an Jiuzhou	Subsidiary	USD 725,570	USD 72,557	March 31, 2027
Linjia Medical	VIE	USD 2,979,460	USD 1,489,730	N/A
Ayi Health	VIE	USD 1,489,730	None	N/A

Our Business

Pharmacies

As of March 31, 2020, We currently have one hundred and eighteen (118) pharmacies throughout Hangzhou, the provincial capital of Zhejiang and neighborhood cities. Pharmacy sales accounted for approximately 84.5% of our retail revenue, and 63.1% of our total revenue, for the fiscal year ended March 31, 2020. We offer primarily third-party products at our pharmacies, including:

●	Approximately 1,469 prescription drugs (295 of which require a physician’s prescription and the remainder requiring customer personal information registration only), sales of which accounted for approximately 35.2% of our retail revenue for the fiscal year ended March 31, 2020;

●	Approximately 1,704 OTC drugs, sales of which accounted for approximately 42.6% of our retail revenue for the fiscal year ended March 31, 2020;

●	Approximately 482 nutritional supplements, including a variety of healthcare supplements, vitamin, mineral and dietary products, sales of which accounted for approximately 8.1% of our retail revenue for the fiscal year ended March 31, 2020;

●	TCM, including drinkable herbal remedies and pre-packaged herbal mixtures for making soup, sales of which accounted for approximately 7.2% of our retail revenue for the fiscal year ended March 31, 2020;

●	Sundry products (i.e., personal care products such as skin care, hair care and beauty products, convenience products such as soft drinks, packaged snacks, and other consumable, cleaning agents, stationeries, and seasonal and promotional items tailored to local consumer demand for convenience and quality), sales of which accounted for approximately 1.8% of our retail revenue for the fiscal year ended March 31, 2020; and

●	Medical devices (i.e., family planning and birth control products, early pregnancy test products, portable electronic diagnostic apparatus, rehabilitation equipment, and surgical tools such as hemostats, needle forceps and surgical scissors), sales of which accounted for approximately 5.2% of our retail revenue for the fiscal year ended March 31,2020.

We favor retail locations in well-established residential communities with relatively concentrated consumer purchasing power or are located in close proximity to local hospitals, and evaluate potential store sites to assess consumer traffic, visibility and convenience. Depending on its size, each drugstore has between two (2) to twenty-five (25) pharmacists on staff, all of whom are properly licensed. We only accept prescriptions from licensed health care providers, and verify the validity, accuracy, and completeness of all prescriptions. We also ask all prescription customers to disclose their drug allergies, current medical conditions, and current medications. Most pharmacies also maintain a TCM counter staffed by licensed herbalists.

After opening, a location without SHI coverage may take up to one year to achieve our projected revenue goals for that particular location. Various factors influence individual store revenue including, but not limited to: location, nearby competition, local population demographics, square footage, and government insurance coverage.

All of our one hundred and eighteen (118) of our drugstores are located in Hangzhou city and its adjacent town Lin’an.

To enhance our customers’ experience, we have licensed physicians available at several of our “Jiuzhou Grand Pharmacy” locations for consultation, examination and treatment of common ailments at scheduled hours. In addition, our Daguan, Wenhua, Xiasha and Yueming stores have adjoining medical clinics that provide urgent care (for conditions such as sprains, minor lacerations, and dizziness), TCM treatments (including acupuncture, therapeutic massage, moxibustion, and cupping), and minor outpatient surgical treatments (such as suturing).

To ensure quality and personal attention for patients, we employ only licensed doctors and certified nurses and technicians. Patient treatment at our four (4) Jiuzhou Clinics and Jiuzhou Service, and all Linjia Clinics follow nationally established clinical practice guidelines from China’s Ministry of Health. We currently have eighty-two (82) physicians and sixty-one (61) clinic staff. In-store consultations and examinations by our physicians are provided free-of-charge to ensure that customers are being prescribed and taking the appropriate medication for their ailments, and to afford customers convenience.

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

Online sales accounted for approximately 11.6% of our total revenue, for the fiscal year ended March 31, 2020. Online sales accounted for approximately 10.8% of our retail revenue, and 8.1% of our total revenue, for the fiscal year ended March 31, 2019.

Wholesale

Since acquiring Jiuxin Medicine in August 2011, we have been distributing third-party products primarily to drug distributors throughout China, including:

●	Approximately 1,455 prescription drugs, the sales of which accounted for approximately 83.7% of our wholesale revenue for the fiscal year ended March 31, 2020 as compared to approximately 1,154 prescription drugs, the sales of which accounted for approximately 63.4% of our wholesale revenue for the fiscal year ended March 31, 2019;

●	Approximately 1,662 OTC drugs, the sales of which accounted for approximately 14.1% of our wholesale revenue for the fiscal year ended March 31, 2020 as compared to approximately 1,282 OTC drugs, the sales of which accounted for approximately 33.9% of our wholesale revenue for the fiscal year ended March 31, 2019;

●	Approximately 350 nutritional supplements, the sales of which accounted for approximately 0.7% of our wholesale revenue for the fiscal year ended March 31, 2020 as compared to approximately 307 nutritional supplements, the sales of which accounted for approximately 1.1% of our wholesale revenue for the fiscal year ended March 31, 2019;

●	TCM products, the sales of which accounted for approximately 1.1% of our wholesale revenue for the fiscal year ended March 31, 2020, as compared to TCM products, the sales of which accounted for approximately 1.0% of our wholesale revenue for the fiscal year ended March 31, 2019;

●	Sundry products, the sales of which accounted for approximately 0.1% of our wholesale revenue for the fiscal year ended March 31, 2020 as compared to Sundry products, the sales of which accounted for approximately 0.1% of our wholesale revenue for the fiscal year ended March 31, 2019; and

●	Medical devices, the sales of which accounted for approximately 0.3% and 0.5%, of our wholesale revenue for the fiscal year ended March 31, 2020 and 2019, respectively.

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

Herb farming revenue accounted for no revenue for the fiscal year ended March 31, 2020.

Our Customers

Retail Customers

For the fiscal year ended March 31, 2020, our pharmacies collectively served an average of 13,475 customers per day. We periodically conduct qualitative customer surveys to help us build a stronger understanding of our market position and our customers’ purchasing habits.

Pharmacy customers pay by cash, debit or credit cards, mobile devices or medical insurance cards under Hangzhou and Zhejiang’s medical insurance programs. During the fiscal year ended March 31, 2020, approximately 15% of our pharmacy revenue came from cash sales, 50% from Hangzhou’s medical insurance cards (where most of our pharmacies are located), and 35% from debit and credit cards, Zhejiang’s medical insurance cards, Alipay and other charge cards.

We maintain strict cash control procedures at our pharmacies. Our integrated information management system records the details of each sale, which we control from our headquarters. Depending on each location’s sales activities, cash may be deposited daily or several times per week in designated bank accounts.

For sales made to eligible participants in the national medical insurance program, we generally obtain payments from the relevant government social security bureaus on a monthly basis. See “Relevant PRC Regulations - Reimbursement under the National Medical Insurance Program.” According to relevant regulations, a drugstore usually needs to operate for at least one (1) year before it can apply to be licensed to accept Hangzhou’s medical insurance cards. As of the date of this report, one hundred and five (105) of our one hundred and eighteen (118) “Jiuzhou Grand Pharmacy” stores are licensed to accept medical insurance cards. Those of our stores that accept medical insurance cards are designated as such by clear signage on their storefront windows.

Online Sales Customers

Our online customers consist primarily of consumers between the ages of 20 and 40. While our website is accessible throughout China, approximately thirty percent (30%) of our online sales during the fiscal year ended March 31, 2020, were from Zhejiang and neighboring Jiangsu and Shanghai.

Wholesale Customers

Our wholesale customers are primarily third-party trading companies that purchase from us to resell to pharmacies throughout China. We also supply some hospitals and pharmacies, although they collectively make up less than 10.0% of our wholesale customers currently.

Herb Farming Customers

Our farming customers primarily include local herb vendors. For the fiscal year ended March, 31, 2020, we had not harvested or sold any herbs.

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

As part of our marketing campaign, we offer rewards cards to customers, which provide certain exclusive discounts. After a customer signs up for the rewards card, we communicate via the customer’s preferred method: e-mail, traditional mail or text messages. For the fiscal year ended March 31, 2020, approximately 69.7% of our customers used their rewards cards to make purchases. We intend to further extend this program to enhance the customer experience and for customer retention. For every 10 Yuan spent at our stores, we award 1 membership point. Every 20 points can be exchanged for a 1 Yuan coupon, redeemable towards merchandise purchased at our stores. The reward points never expire, but cannot be applied towards products reimbursed by the local SIC agent. As a result, we recorded unused membership points as accrued expense.

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

Suppliers

We currently source retail products from approximately 120 suppliers, including trading companies and direct manufacturers. We source wholesale products from approximately 340 suppliers, including many of those that provide our retail products. For the fiscal year ended March 31, 2020, one supplier, HuaDong Pharmaceutical Co., Ltd. accounted for more than twenty-eight and half percent (28.5%) and twenty-six and point two percent (26.2%) of our total purchases and total purchase deposits. The suppliers are neither related to nor affiliated with us. For the fiscal year ended March 31, 2019, one supplier, HuaDong Pharmaceutical Co., Ltd. accounted for more than twenty-two percent (22.0%) and twenty-two and point seven percent (22.7%) of our total purchases and total purchase deposits. The suppliers are neither related to nor affiliated with us.

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

The online pharmacy is an emerging business in China. We are competing with other online vendors that may be supported by major drugstore chains or initiated by smaller local drugstore chains. In order to compete effectively, we are cooperating with Taobao, the largest online vendor in China. We also invest significant resources in selecting products we believe are most suitable for online sales, such as those we have the exclusive right to sell. We have invested significant resources identifying popular products that we believe can drive sales, while simultaneously controlling costs. In fiscal 2020, we have continued working with large insurance companies in China such as the People’s Insurance Company (Group) of China Limited and Yingda Taihe Life Insurance Co., Ltd., which sell online products to their enrolled insurance customers. Commercial health insurance has expanded rapidly in recent years in China, especially after the government began restricting its Social Health Insurance (“SHI”) budget. We expect the close cooperation with commercial insurance companies and active strategy on e-commerce platforms will drive up our online sales.

China’s herb market is highly specialized. We have not incurred any herb sales in fiscal 2020.

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

Employees

As of March 31, 2020, we had 1,074 employees combined in our retail and wholesale operations, consisting of 1,014 full-time and 60 part-time employees. The number of employees for each area of operations, and such employees as a percentage of our total workforce, are as follows:

	As of March 31, 2020
	Employees	Percentage
Non-pharmacist store staff	372	34.6%
Pharmacists	348	32.4%
Management - non-pharmacists	128	11.9%
Physicians	82	7.6%
Non-physician clinic staff	61	5.7%
Wholesale - non-warehouse	31	2.9%
Online pharmacy - technicians	2	0.2%
Online pharmacy - non-technicians	50	4.7%
Total	1,074	100.00%

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

Dividend Distribution

Under current applicable laws and regulations, each of our consolidated PRC entities, including WFOEs and domestic companies, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities is required to deposit at least ten percent (10%) of its after-tax profit based on PRC accounting standards each year into its statutory surplus reserve fund until the accumulative amount of such reserve reaches fifty percent (50%) of its registered capital. These reserves are not distributable as cash dividends. As of March 31, 2020 the accumulated balance of our statutory reserve funds reserves amounted to $1.31 million, and the accumulated losses of our consolidated PRC entities amounted to $20.94 million.

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

Sales of Nutritional Supplements and other Food Products

A distributor of nutritional supplements and other food products must obtain a food circulation permit from its local Administration of Industry and Commerce. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel, and equipment. The food circulation permit is valid for three (3) years, and the holder must apply for renewal of the certificate within thirty (30) days prior to its expiration. Currently, Jiuxin Medicine, Jiuzhou Pharmacy, and our drugstores all hold a valid Food Circulation Permit, except for our Lin’an store and Ren’airu store, which do not sell food products and therefore is not required to hold such a permit. Currently all of our stores hold valid permits.

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

Internet Pharmaceutical Sales

China’s central government regulates Internet access, the distribution of online information and the conduct of online commerce through strict business licensing requirements and other government regulations. Companies which sell pharmaceutical products to consumers through the Internet are required to obtain: (1) a drug distribution permit; (2) an Internet pharmaceutical information provider qualification certificate, renewable every five (5) years; (3) an Internet pharmaceutical transaction service qualification certificate, renewable every five (5) years; (4) a value-added telecommunication operation permit; and (5) registration with the Administration of Information Industry. Internet pharmacies are not allowed to distribute prescription drugs. The websites that sell pharmaceutical products must ensure transaction security and enable the consumers to consult with licensed pharmacists. Also, an Internet-based business in China is required to obtain and maintain certain assets relevant to its business, such as delivery and storage facilities. Jiuzhou Pharmacy obtained all above-mentioned certificates and registrations and launched www.dada360.com in May 2010 and renewed the certificates in 2015. During the year ended March 31, 2020, the Company also sold pharmaceutical and other products via certain third-party platforms such as Tmall and JD.com.

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

Principal Executive Office

Our principal executive office is located at 6th Floor, Hai Wai Hai Tongxin Mansion, Gong Shu District, Hangzhou City, Zhejiang Province, China. Our main telephone number is +86-571-88219579, and fax number is +86-571-8821-9579.

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

Our ability to obtain products and maintain inventory at, and to establish and maintain leases for, our pharmacies, is dependent upon our ability to post and maintain significant cash deposits with our suppliers and landlords. Many vendors in China are unwilling to ship merchandise on credit and instead require cash deposits, and landlords may require security deposits consisting of the equivalent of twelve (12) months of rent . As of March 31, 2020, we had approximately $2.2 million deposited with suppliers and approximately $2.8 million deposited with landlords for our pharmacies. If we are unable or unwilling to establish such advances and deposits, our ability to generate sales and expand our business could be adversely affected. In general, we expect the amounts required for advances and deposits to increase as we undertake our expansion plans, complete store openings and expand our business through acquisitions or otherwise. We do not generally receive interest on the deposits made to suppliers or landlords, and such deposits are subject to the risk of loss as a result of the creditworthiness or bankruptcy of the party who holds our funds, as well as the risk from any illegal acts associated with the third party, such as conversion, fraud, theft or dishonesty. If these circumstances were to arise, we could find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with our vendors or landlords.

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

The operation results of our online business fluctuates and we cannot assure our efforts for alternative vendors will result in the stable increase in revenues from online pharmacy in the coming years

Our online pharmacy sales increased by approximately $4,756,756, or 54.1% for the year ended March 31, 2020, as compared to the year ended March 31, 2019. The increase was caused by both an increase in sales via e-commerce platforms such as Tmall and an increase in sales via our official site. Popular products at reasonable prices are key to success in online business. In order to promote our sales, we focused on the selection of medical equipment suitable to local customers. For example, sales of blood glucose meters and contact lens contributed significantly to our revenue in the year ended March 31, 2020 as compared to the same period a year ago. Additionally, we maintained a membership care program which targeted at chronic disease customers. We have closely interacted with our members via Wechat by providing healthcare knowledge and reminding our customers to refill medicine. By implementing a personalized customer care program, we were able to promote our sales. As a result, our sales via these e-commerce platforms increased by 58.3% period over period. The sales via our official website were primarily made by certain pharmacy benefit management providers and insurance companies. There can be of no assurance that our online pharmacy sales will continue to increase in the future despite of our relentless efforts. If our online pharmacy sales do not grow as we expect in the future, our operation results may be materially impacted in a negative manner.

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

Current PRC regulations limit foreign ownership of a pharmacy operator to forty nine percent (49%) if such operator owns interests in thirty (30) or more drugstores in China that sell a variety of branded pharmaceutical products sourced from different suppliers. Since we do not own any equity interests in Jiuzhou Pharmacy (or its subsidiary Jiuxin Medicine), but instead control it through contractual arrangements, we do not believe that the regulations limiting foreign ownership apply to us even if Jiuzhou Pharmacy or Jiuxin Medicine expands beyond thirty (30) stores. In fact, Jiuzhou Pharmacy has expended to one hundred and eighteen (118) stores as of March 31, 2020.

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

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards. Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least ten percent (10%) of their after-tax profit each year, based on PRC accounting standards, into their statutory surplus reserve funds until the accumulative amount of such reserves reaches fifty percent (50%) of their respective registered capital. As a result, our consolidated PRC entities are restricted in their ability to transfer a portion of their net income to us whether in the form of dividends, loans or advances. As of March 31, 2020, our restricted reserves totaled $1,309,109(RMB 9,460,695). Our restricted reserves are not distributable as cash dividends. Any limitation on the ability of our consolidated operating entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

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

Our management will have broad discretion over the use of the proceeds we receive from our financing activities and might not apply the proceeds in ways that increase the value of your investment.

Our management will have broad discretion to use the net proceeds from any offerings we may conduct from time to time, and the shareholders will be relying on the judgment of our management regarding the application of these proceeds. Except as described in our offering books, the net proceeds received by us from our offerings will be added to our general funds and will be used for general corporate purposes. Our management might not apply the net proceeds from offerings of our securities in ways that increase the value of your investment and might not be able to yield a significant return, if any, on any investment of such net proceeds. You may not have the opportunity to influence our decisions on how to use such proceeds.

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

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the current outbreak of respiratory illness caused by the novel coronavirus. Any outbreak of contagious diseases, and other adverse public health developments, particularly in China, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers or customers. Any disruption or delay of our suppliers, manufacturers or customers would likely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results. Amidst the COVID-19 outbreak, we experienced a decline in the number of customer visits during the first three months of calendar 2020 due to the implementation of the lockdown policy in China. In addition, because some of our employees could not come to the workplace, we were short of staff which slowed down our logistic service and impacted our customer service at stores. However, as China is gradually controlling the spread of COVID-19, we believe these negative impacts are temporary. Currently we are unable to accurately predict the future impact of COVID-19 due to the developing circumstances and uncertainty surrounding this current pandemic, including the ultimate geographic spread of COVID-19, the severity of the disease, the duration of the outbreak, and effectiveness of the actions that may be taken by governmental authorities. The management has been closely monitoring the impact caused by COVID-19 and we will continue to operate our business as steadily and safely as we can.

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

Our independent registered public accounting firm issued an audit opinion on the financial statements included in our annual reports filed with the SEC. Our independent registered public accounting firm’s audit documentation related to their audit reports included in our annual reports is located in China, and audit procedures take place within China’s borders. As auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board, or the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, work papers located in China are not currently inspected by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities.

Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. However, the PCAOB is currently unable to inspect an auditor’s audit work related to a company’s operations in China and where such documentation of the audit work is located in China. As a result, our investors may be deprived of the benefits of the PCAOB’s oversight of auditors that are located in China through such inspections.

On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by the U.S. regulators in their oversight of financial statement audits of U.S.-listed companies with significant operations outside United States, especially in China. On April 21, 2020, the SEC and the PCAOB issued another joint statement highlighting the significant disclosure, financial reporting and other risks associated with emerging market investments, including the PCAOB’s continued inability to inspect audit work papers in China. These joint statements reflect a heightened interest in an issue that has vexed U.S. regulators in recent years. However, it remains unclear what further actions the SEC and the PCAOB will take to address the problem and its impact on Chinese companies listed in the United States.

The inability of the PCAOB to conduct inspections of an auditor’s work papers in China makes it more difficult to evaluate the effectiveness of any of our auditor’s audit procedures or quality control procedures that may be located in China as compared to auditors outside of China that are subject to PCAOB inspections. Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements.

In June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress, and passed requiring the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE)Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges of issuers included on the SEC’s list for three consecutive years. On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act, which in effect would prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded “over-the-counter” if registrant’s financial statements have, for a period of three years, been audited by an accounting firm branch or office that is not subject to PCAOB inspection. Enactment of any of such legislations or other efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, and the stock price could be adversely affected. There is uncertainty as to whether and when these bills or legislations will be enacted in the proposed form, or at all.

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

On January 16, 2014, we received a letter from NASDAQ notifying us that we had regained compliance with the Bid Price Rule, as the closing bid price of our common stock had been at or above $1.00 per share for at least 10 consecutive trading days. However, we cannot provide assurance that we will remain compliant with the Bid Price Rule in the future. In the year ended March 31, 2020, our stock prices range from $1.01 to $3.35. If NASDAQ delists our common stock from trading on its exchange, we could face significant material adverse consequences including:

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

As an illustration of such volatility, the closing price of our common stock during the fifty two (52) weeks preceding the date of this report ranged from a low of $1.02 to a high of $3.46. In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

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

As of June 11, 2020, our directors and executive officers collectively controlled approximately 9,433,482 or 28.4% of our outstanding shares of stock entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit us and our shareholders. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company like us.

ITEM 2. PROPERTIES

We are headquartered in Hangzhou, China. We own three properties. Additionally, our current leased properties are as follows:

Description	Location	Size (square meters)	Lease expiration date
Principal executive office	Hai Wai Hai Tongxin Mansion Floor 5&6 Gong Shu District, Hangzhou City Zhejiang Province, China	4,000	December 27, 2021

Pharmacies (1)	Various locations in Hangzhou, Zhejiang Province, China	Range from 79 to 1,713	September 2018 to October 2033

Farmland for herb cultivation (2)	Qianhong Township, Hangzhou, Zhejiang Province, China	196,677	February 1, 2040

Land (2)	Qianhong Township, Hangzhou, Zhejiang Province, China	18,616	February 1, 2040

(1)	As of the date of this report, we maintain operating leases in connection with our 118 pharmacies. See Note 10, “Long Term Deposits”. The leases do not contain any material escalating lease payments or contingent rental payment terms. We must negotiate with the landlords for an extension of the current leases or enter into new leases upon their termination, upon which our landlords may request a rent increase. Under applicable PRC law, we have priority over other potential lessees with respect to the leased store space on the same terms. We also do not expect any significant difficulties in renewing the existing leases upon their expiration, where desired. Our community stores are normally relatively small in size and the fixtures inside such stores are easily movable. As a result, we do not expect our drugstore operations to be materially and adversely affected by any failure to renew current leases or enter into new leases.

(2)	We lease the land from The People’s Government of Qianhong Village under a 30-year lease entered in February 2010. The rent for the land was prepaid in full in May 2010. See Note 11, “Other Noncurrent Assets,” and Note 13, “Intangible Assets,” to the Financial Statements.

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

Based on the records of our transfer agent, we had 37,961,790 shares of common stock issued and outstanding as of July 8, 2020.

Holders

Based on the records of our transfer agent, there were 39 stockholders of record of our common stock as of July 8, 2020 (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

 On June 3, 2020, we issued unregistered warrants to the investors in a concurrent private placement to a registered direct offering pursuant to a Securities Purchase Agreement dated June 1, 2020 (the “2020 Securities Purchase Agreement”), by and among the Company and the purchasers named therein, to purchase up to an aggregate of 3,750,003 shares of common stock at an exercise price of $2.60 per share (the “2020 Warrants”). The 2020 Warrants shall be initially exercisable six months following issuance and expire five and one-half years from the issuance date. H.C. Wainwright & Co., LLC (the “Placement Agent”) (or its designees) received warrants to purchase up to 300,000 shares of our common stock(the “2020 PA Warrants”), with substantially the same terms as the 2020 Warrants being issued to the investors, except, among other things, that the Placement Agent’s warrants will expire on June 1, 2025 and the warrants exercise price shall be $2.57.

Within 30 business days from the date of the 2020 Securities Purchase Agreement, the Company shall file a registration statement on Form S-1 providing for the resale by the investors of Common Stock issuable upon exercise of the 2020 Warrants and the 2020 PA Warrants and use commercially reasonable best efforts to cause such registration to become effective no later than 90 business days from the date of the 2020 Securities Purchase Agreement.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future other than in compliance with the SEC rules and regulations.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of March 31, 2020, we had 118 pharmacies in Hangzhou city and its adjacent town Lin’an under the store brand of “Jiuzhou Grand Pharmacy”. During the year ended March 31, 2020, we dissolved eight independent pharmacies. Among the eight dissolved pharmacies, two stores have merged into Jiuzhou Pharmacy and became Jiuzhou Pharmacy stores in Hangzhou. The other six stores’ licenses of government medical insurance, which qualify the stores for reimbursement from government, were transferred to six Jiuzhou Pharmacy stores in Hangzhou City.

In January 2020, in order to continue expanding and strengthening our local drugstore network, we acquired a local drugstore chain with ten stores. The owners of the acquired chain agreed to cease their stores’ business and liquidate all of the stores’ accounts after Jiuzhou Pharmacy acquired them. In March 2020, the chain was dissolved. We were able to transfer the certificates to our new stores opened at the same time.

Since May 2010, we have also been selling certain OTC drugs, medical devices, nutritional supplements and other sundry products online. Our online pharmacy sells through several third-party platforms such as Alibaba’s Tmall, JD.com and Amazon.com, and the Company’s own platform all over China. In fiscal year 2020, in order to keep competitive in certain third-party platforms such as Tmall, we have spent reasonable resources on marketing our products through these third-party platforms. Our sales through our own platform are primarily generated by customers who use their private commercial medical insurances package.

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies and other local drugstores in China. We also farm certain herbs used in TCM but have not made sales in the year ended March 31, 2020.

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

Revenue recognition

In May 2014, the FASB issued ASU No. 2014-09, which creates Topic 606, Revenue from Contracts with Customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and permits early adoption on a limited basis. The update permits the use of either the retrospective or cumulative effect transition method. On April 1, 2018, we adopted the guidance in ASC 606 and all the related amendments and applied the new revenue standard to all contracts using the modified retrospective method. Based on the new standard our revenue recognition policies related to membership rewards programs has changed. Membership rewards, usually membership points, are accumulated by customers based on their historical spending levels. The Company has determined that there is an additional performance obligation to those customers at the time of the initial transaction. The customers can then redeem these points against the prices of merchandises they purchase in the future. At the end of each period, unredeemed membership rewards are reflected as a contract liability. The adoption of the new revenue standard was not material and is not expected to be material to our net income on an ongoing basis.

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

In the year ended March 31, 2020, we evaluated the licenses of insurance applicable drugstores acquired in the past based on their discounted positive cash value. Due to the stricter government insurance policy in fiscal year 2021, the value of these licenses has declined. As a result, we recorded an impairment of $628,192 as of March 31, 2020.

Results of Operations

Comparison of years ended March 31, 2020 and 2019

The following table summarizes our results of operations for the years ended March 31, 2020 and 2019:

	Years ended December 31,
	2020		2019
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$117,327,689	100.0%	$107,551,012	100.0%
Cost of goods sold	$91,801,259	78.2%	82,442,969	76.7%
Gross profit	$25,526,430	21.8%	$25,108,043	23.3%
Selling expenses	$23,793,603	20.3%	$24,265,184	22.6%
General and administrative expenses	$8,108,377	6.9%	$1,718,989	1.6%
Impairment of long-lived assets	$628,192	0.5%	$-	-%
Loss from operations	$(7,003,742)	(6.0)%	$(876,130)	(0.8)%
Other Income(expense), net	$562,323	0.5%	$(306,876)	(0.3)%
Change in fair value of derivative liability	$401,158	(0.3)%	$(326,452)	(0.3)%
Income tax expense	$16,258	0.0%	$134,763	0.1%
Net loss	$(6,457,677)	(5.5)%	$(1,317,769)	(1.2)%

Revenue

Primarily due to the rise in our online pharmacy and wholesale business, revenue increased by $9,776,677 or 9.1% for the year ended March 31, 2020, as compared to the year ended March 31, 2019.

Revenue by Segment

The following table breaks down the revenue for our four business segments for the year ended March 31, 2020 and 2019:

	For the year ended March 31,
	2020		2019
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$74,081,237	63.1%	$72,334,409	67.3%	$1,746,828	2.4%
Revenue from online sales	13,541,215	11.6%	8,784,459	8.1%	4,756,756	54.1%
Revenue from wholesale business	29,705,237	25.3%	26,432,144	24.6%	3,273,093	12.4%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$117,327,689	100.0%	$107,551,012	100.0%	$9,776,677	9.1%

Retail drugstores sales, which accounted for approximately 63.1% of total revenue for the year ended March 31, 2020, increased by $1,746,828, or 2.4% compared to the year ended March 31, 2019, to $74,081,237. Same-store sales increased by approximately $2,021,002, or 2.9%, while new stores contributed approximately $53,241 in revenue in the year ended March 31, 2020. Excluding the RMB depreciation effect, the same store sales increased by approximately 6.9% period over period.

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

As the PRC medical reform goes on, more and more drug prescriptions have flowed out of hospitals. DTP drugs are usually new medicines with low profit margins. As part of such medical reform package, local governments require the revenue percentage from drug sales at public hospitals to decline year by year. In order to achieve lower drug sales percentage out of their total revenue, the public hospitals chose to abandon sales of low profit margin DTP products first. As a result, the DTP drug manufacturers or vendors switched to local drugstores to explore the market. As a large drugstore network in Hangzhou City, quite a few of our stores are located adjacent to local hospitals. Additionally, we have actively approached local vendors of certain DTP products, which we have not sold at our stores in the past. By opening special counters at some stores and selling more DTP products, sales in our drugstores increased.

Furthermore, since fiscal year 2018, we have accelerated our expansion of new stores, which is expected to generate more retail drugstore revenues. Eighteen stores have become qualified for municipal government insurance reimbursement after about two years’ operation. Sales reimbursed from municipal government insurance program usually account for more than 50% of our total sales at maturing stores. As these stores gained such qualifications, their sales increased quickly as compared to the previous year. Our store count is 121 at March, 2019 and 117 at March 31, 2020.

Our online pharmacy sales increased by approximately $4,756,756, or 54.1% for the year ended March 31, 2020, as compared to the year ended March 31, 2019. The increase was caused by both an increase in sales via e-commerce platforms such as Tmall and an increase in sales via our official site. Popular products at reasonable prices are key to success in online business. In order to promote our sales, we focused on the selection of medical equipment suitable to local customers. For example, sales of blood glucose meters and contact lens contributed significantly to our revenue in the year ended March 31, 2020 as compared to the same period a year ago. Additionally, we maintained a membership care program targeted at chronic disease customers. We have closely interacted with our members via Wechat by providing healthcare knowledge and reminding our customers to refill medicine. By implementing a personalized customer care program, we were able to promote our sales. As a result, our sales via these e-commerce platforms increased by 58.3% period over period.

The sales via our official website were primarily made by certain pharmacy benefit management providers and insurance companies. For example, we have signed a service contract with Yingda Taihe Life Insurance Co. Ltd. (“Yingda”), a national insurance company. State Grid Corporation of China has bought health insurance package for its employees from Yingta. In the year ended March 31, 2020, we served a local factory of State Grid and sold healthcare products to its employees who used their insurance card to make payments. The sales from these customers contributed significantly to our official website sales. Additionally, in the first quarter of calendar 2020, at the outbreak of COVID-19, we sold a large quantity of health protective products such as masks. Our official website sales increased by 847,899 or 40.8% year over year.

Wholesale revenue increased by $3,273,093 or 12.4%, primarily as a result of our ability to resell certain products, which our retail stores made large order on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the increase in the wholesale volume. However, hospitals are still the dominant drug retailers in China. Local hospitals usually have strong ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the year ended March 31, 2020 and 2019, we have not harvested and generated revenue from our farming business. We planted ginkgo trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future.

Gross Profit

Gross profit increased by $418,387 or 1.7% period over period primarily as a result of an increase in gross profit provided by both wholesale business and online sale, which increased significantly in the year ended March 31, 2020. At the same time, gross margin decreased from 23.3% to 21.8% due to lower online and offline retail profit margins. The average gross margins for each of our four business segments are as follows:

	Year ended March 31,
	2020	2019
Average gross margin for retail drugstores	28.1%	29.2%
Average gross margin for online sales	10.6%	11.8%
Average gross margin for wholesale business	11.0%	11.3%
Average gross margin for farming business	N/A	N/A

Retail gross margins decreased primarily because of price restriction from local government on sale of drugs reimbursed by the National Public Health Insurance Program and rising proportion of sales DTP (“Direct-to-Patient”) medicine with low profit margin. In order to control increasing budget on medical insurance spending, government has drafted and executed a series of policies to reduce the price of drugs reimbursed by its insurance program. For example, the government has invited bidders, usually manufacturers, for the drugs used in large quantity every year. In exchange for large quantity, manufacturers have to surrender a low price. These drugs are usually prescription drugs primarily used at hospitals. However, our drugstores also sell some of these drugs. As a result, our profit margin decreased. Additionally, as we described above, DTP drug sales have taken a larger proportion of our sales at stores. DTP drugs have extremely low profit margins. Hence, our retail profit margin decreased.

Gross margin of online pharmacy sales decreased primarily due to intense market competition. We conduct our business either through certain e-commerce platforms such as Tmall and JD.com or via our own official online pharmacy website, www.dada360.com. The online prices of healthcare products are transparent as customers can easily compare prices from websites. In order to promote our sales through e-commerce platforms, we have to lower our prices leading to lower profit margin. As a way to retain new customers from insurance companies, we also kept low prices on our official online pharmacy websites. As a result, our profit margin for online sales decreased.

Wholesale gross margin decreased primarily due to various products with different profit margins we carried and sold to certain pharmaceutical vendors. In the year ended March 31, 2020, certain prescription drugs we sold are at low profit margin. As a result, the overall profit margin is lower as compared to the same period last year. Although we have attempted to market our products to major local hospitals and other pharmacies, we have not been able to make significant progress. Until we are able to obtain status as a provincial or national exclusive sale agent for certain popular drugs or have sales access to large local hospitals, we may have to maintain low profit margins in order to drive sales on our wholesale business.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $471,581 or 1.9% year over year, primarily due to decrease in rent. As we closed several stores, rent expense went down. Additionally, we have closely monitored our marketing expense such as small gifts. As a result, our sale and marketing expense declined slightly.

General and Administrative Expenses

General and administrative expenses increased by $6,389,388 or 371.7% period over period. Such expenses as a percentage of revenue increased to 6.9% from 1.6% for the same period a year ago. In the year ended March 31, 2020, we recorded bad debt expense of $455,159 as compared to a reduction in the allowance for bad debts of $3,346,886 in FY2019. Additionally, we incurred additional labor cost of approximately $1.5 million as we have expanded certain business. For example, we have been operating two Linjia Clinics and hired more doctors. In addition, in order to obtain business from commercial health insurance providers, we formed a marketing team. Although these business have not contributed significantly to our revenue, they incurred labor costs. Excluding such an effect, general and administrative expenses increased by approximately $1.1 million, which reflects the increase in management cost as a result of our business expansion.

Impairment of Long-lived Assets

We recorded an impairment of long-lived assets of $628,192 and $0 for the year ended March 31, 2020 and 2019. In the year ended March 31, 2020, we evaluated the licenses of insurance applicable drugstores acquired in the past based on their discounted positive cash value. Due to the stricter government insurance policy in fiscal year 2021, the value of these licenses has declined. As a result, we recorded an impairment of $628,192 as of March 31, 2020.

Loss from Operations

As a result of the above, we had loss from operations of $7,003,742,  as compared to loss from operations of $876,130 a year ago. Our operating margin for the year ended March 31, 2020 and 2019 was (6.0)% and (0.8)%, respectively.

Other Income (Expense), Net

In the year ended March 31, 2020, other income is $(204,064) as compared to other income of $(93,311) in the year ended March 31, 2019.

Income Taxes

Our income tax expense decreased by $118,505 period over period due to a decrease in the effective rate resulting from a decline in profits in several business lines.

Net Loss

As a result of the foregoing, net loss is $6,457,677 in the year ended March 31, 2020 as compared to a net loss of $1,317,769 in the year ended March 31, 2019.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect.  We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$7,097,422	$766,988	$541,975	$-	$8,406,385
4- 6 months	77,195	-	1,531,512	-	1,608,707
7- 12 months	10,848	-	3,149	-	13,997
Over one year	1,919,409	60,873	25,355	-	2,005,637
Allowance for doubtful accounts	(1,752,952)	(68,542)	(442,576)	-	(2,264,070)
Total accounts receivable	$7,351,922	$759,319	$1,659,415	$-	$9,770,656

Accounts receivable from our retail business mainly consist of reimbursements from local government health insurance bureaus and commercial health insurance programs. In the year ended March 31, 2020, we wrote off an approximately $212,338 collectible from provincial and Hangzhou City government insurance, as such amounts have been determined by the health insurance bureaus to be unqualified for reimbursement.

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

Subsequent to March 31, 2020 and through May 31, 2020, we collected approximately $5.3 million in receivables relating to our drugstore business, approximately $0.5 million in receivables relating to our online pharmacy business, approximately $1.7 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$41,889	$-	$480,417	$-	$522,306
4- 6 months	104,131	-	245,407	-	349,538
7- 12 months	198,397	-	300,033	-	498,430
Over one year	82,357	-	746,232	-	828,589
Allowance for doubtful accounts	(140,743)	-	(883,320)	-	(1,024,063)
Total advances to suppliers	$286,031	$-	$888,769	$-	$1,174,800

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only purchases certain non-medical products such as sundry. As a result, our retail chain made few advances to suppliers as of March 31, 2020. At the end of 2019 we had outstanding advances to suppliers with which we have ceased doing business. These advances have been fully reserved.

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

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	For the year ended March 31,
	2020	2019
Net cash used in operating activities	$(6,907,945)	$(5,603,216)
Net cash used in investing activities	$(4,836,613)	$(7,326,181)
Net cash provided by financing activities	$19,013,706	$8,078,581

For the year ended March 31, 2020 cash used in operating activities amounted to $(6,907,945), as compared to $(5,603,216) a year ago.  The change is primarily attributable to a decrease in cash provided by advances to suppliers of $3,463,815, a decrease in cash provided by other current assets of $1,195,461, a decrease in cash provided by accounts receivable of $1,450,964 offset by an increase of $2,988,231 in customer deposits, an increase in cash provided by bad debt direct write-off and provision of $3,804,205 and an increase in cash provided by inventories and biological assets of $2,370,758.

For the year ended March 31, 2020, net cash used in investing activities amounted to $(4,836,613), as compared to $(7,326,181) provided by investing activities a year ago.  The change is primarily attributable to a decrease in cash provided by investment in a joint venture of $2,567,083, offset by an increase of $4,794,637 in acquisition of equipment.

For the year ended March 31, 2020, net cash provided by financing activities amounted to $19,013,706, as compared to $8,078,581 a year ago. The financing proceeds were derived from the private placement in 2019 as described below. Additionally, we borrowed an one-year loan of $1,435,620 from Hangzhou United Bank. Furthermore, we borrowed $7,178,100 from Haihui Commercial Factoring (Tianjin) Co. Ltd. as of March 31, 2020.

As of March 31, 2020, we had cash of approximately $16,176,318. Our total current assets as of March 31, 2020, were $60,987,212 and total current liabilities were $57,437,974, which resulted in a working capital of $3,549,238. On April 15, 2019, we closed a registered direct offering of 4,000,008 shares of common stock at $2.50 per share with gross proceeds of $10,000,020 from our effective shelf registration statement on Form S-3. On June 3, 2020, we closed a registered direct offering of 5,000,004 shares of common stock at $2.00 per share with gross proceeds of $10,000,008 from our effective shelf registration statement on Form S-3.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term loan payable	$1,410,130	1,410,130	-	-	-
Notes payable	26,605,971	26,605,971	-	-	-
Long-term loan payable	4,115,958	-	4,115,958	-	-
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	20,030,665	981,090	10,629,771	5,572,313	2,847,491
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP*	64,090	-	64,090	-	-
Total	$52,226,814	28,997,191	14,809,819	5,572,313	2,847,491

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	March 31, 2020	March 31, 2019
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1410	USD1: RMB 0.1490

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1436	USD1: RMB 0.1491

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

As of March 31, 2020, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were ineffective. They reached this conclusion due to the presence of material weaknesses in internal controls over financial reporting as described below. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in the Internal Control-Integrated Framework. We are responsible for establishing and maintaining adequate internal control over financial reporting. Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2020 due to the following material weaknesses:

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

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2020 considered the same factors, including:

●	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;

●	how adequately we complied with U.S. GAAP on transactions; and

●	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Based on the above factors, management concluded that the lack of timely reconciliation of booking and recording from China GAAP to US GAAP and  lack of accounting staff with sufficient US GAAP experience are material weaknesses as of March 31, 2020.

Remediation of Material Weakness for the year ended March 31, 2020

Subsequent to the identification of the material weakness, we have enhanced existing controls and design and implemented new controls. We have devoted significant time and attention to remediate the above material weaknesses. For example, we redesigned our system to retrieve data faster, so we are able to identify and reconcile the GAAP difference more efficiently. In addition, we trained our accounting staff with US GAAP knowledge, so they can meet the requirement from our auditors more efficiently. These improvements to our internal control infrastructure were implemented, and were in place in connection with the preparation of our financial statements for the year ended March 31, 2020. As such, we believe that the remediation initiative outlined above will be sufficient to remediate as the changes become operational for future years the material weakness in internal control over financial reporting as discussed.

Changes in Internal Control over Financial Reporting

In the quarter ended March 31, 2020, we linked our SAP system, a leading ERP system from Germany that was installed in 2017 with a series of local banks, so it can provide a view of overall and instant cash information. In addition, we hired specialized managers who are able to program and develop improved procedure in the system. Furthermore, we have been training our staff in implementing the management system continually. We expect to continually improve our internal control system. There have been no other changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age(1)	Position	Date of Appointment
Lei Liu	55	Chief Executive Officer and Chairman of the Board of Directors	September 17, 2009
Ming Zhao	44	Chief Financial Officer	August 1, 2011
Li Qi	48	Director	October 23, 2009
Caroline Wang (2) (3) (4)	33	Director	March 29, 2017
Jiangliang He (2) (3) (4)	57	Director	September 4, 2018
Genghua Gu (2) (3) (4)	69	Director	March 28, 2014
Pingfan Wu (4)	55	Director	October 26, 2018
Yan Liu	30	Secretary	September 4, 2018

(1)	As of the date of this report.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Nominating Committee.

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

Li Qi is one of the three founders of HJ Group. Ms. Qi has served as our secretary since October 23, 2009 to September 4, 2018, and is currently the general manager of both Jiuzhou Pharmacy and Jiuzhou Service. From January 2000 to June 2003, Ms. Qi worked in Zhejiang Yikang Drugstore as a general manager. From October 1991 to January 2000, Ms. Qi worked in the Branch Hospital of Hangzhou No. 1 People’s Hospital as a nurse. Ms. Qi is a licensed TCM pharmacist in the PRC and is a 1991 graduate of Hangzhou Nurse School. As the founder and secretary overseeing our day-to-day corporate operations, Ms. Qi is highly qualified to serve on our Board of Directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended March 31, 2020, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, for the fiscal year ended March 31, 2020, our directors, executive officers and holders of ten percent (10%) or more of our common stock complied with Section 16(a) filing requirements applicable to them.

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

Our Board of Directors has three (3) committees. During the fiscal year ended March 31, 2020, our Board of Directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of Directors	1	2
Audit Committee	1	1
Compensation Committee	1	0
Nominating Committee	1	0

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two (2) fiscal years. No other executive officer received compensation in excess of $100,000 during the fiscal year ended March 31, 2020.

Summary Compensation Table
Name and Principal Position	Fiscal Year ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu,	2020	68,910	-0-	-	-0-	-0-	-0-	-0-	68,910
CEO (2)	2019	53,676	-0-	-	-0-	-0-	-0-	-0-	53,676

Ming Zhao,	2020	88,000	-0-	-	-0-	-0-	-0-	-0-	88,000
CFO	2019	88,000	-0-	-	-0-	-0-	-0-	-0-	88,000

(1)	Reflects the full fair value of stock issued during the applicable fiscal year for financial statement reporting purposes.
(2)	Salary as reported is based on interbank exchange rate of RMB 6.7075 to $1.00 on March 31, 2019 and RMB 6.9656 to $1.00 on March 31, 2020.

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

Outstanding Equity Awards at Fiscal Year Ended March 31, 2020

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable	Equity incentive plan awards: number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Lei Liu	-	-	180,000	2.50	Nov.18, 2022	-	-	-	$-
Ming Zhao	-	-	30,000	2.50	Nov.18, 2022	-	-	-	$-
Li Qi	-	-	125,000	2.50	Nov.18, 2022	-	-	-	$-

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	967,000	2.50	4,520,000
Equity compensation plans not approved by security holders	-	-	-
TOTAL	967,000	2.50	4,520,000

Discussion of Summary Compensation and Grants of Plan-based Awards Tables

A summary of certain material terms of our existing compensation plans and arrangements is set forth below.

On September 21, 2010, our Board of Directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”). The maximum number of shares that may be issued under the Plan is 2,025,000 shares of our common stock. The Plan was approved by our shareholders at our annual meeting held on November 2, 2010. On February 24, 2015, our Board of Directors adopted and approved Amendment No. 1 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 2,025,000 share limit to 4,325,000 shares. Amendment No. 1 was approved by the stockholders at the annual shareholders meeting on March 23, 2015. On January 27, 2016, our Board of Directors adopted and approved Amendment No. 2 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 4,325,000 share limit to 7,175,000 shares. Amendment No. 2 was approved by the stockholders at the annual shareholders meeting on March 23, 2016. Under the Plan, the Company may issue common stock and/or options to purchase common stock to our officers, directors, employees and consultants. The Plan is administered either by our Board of Directors or a committee that it designates comprising of at least two (2) “non-employee” directors. The board (or the committee, if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. On February 14, 2017, our Board of Directors adopted and approved Amendment No. 3 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 7,175,000 share limit to 9,696,468 shares. Amendment No. 3 was approved by the stockholders at the annual shareholders meeting on March 29, 2017. On March 26, 2018, the shareholders of the Company approved the Amendment No. 4 to the Plan which increased the total shares of common stock available for issuance thereunder to 12,196,468. On June 30, 2018, the Compensation Committee of the Board approved the Amendment No. 5 to the Plan as The Tax Cuts and Jobs Act of 2017 removed the 162(m) qualified performance based compensation exemption to the $1 million cap on deductions for compensation to covered executives. Section 1.3.2 was in the Plan to permit grants under the Plan to fit within that exemption. As that exemption no longer applies for grants made in 2018 or thereafter, the Plan had been amended to remove the provisions intended to comply with that exemption, including the one in Section 1.3.2. of the Plan. On March 5, 2020, the shareholders of the Company approved the Amended and Restated 2010 Equity Incentive Plan, which in addition to the incorporation of the Amendment No. 4 and Amendment No. 5 to the Plan, clarified the term of the Plan in order to render the Plan being available for incentive stock options grants in the future and approved the proposal of adding a ten-year term to the Plan. The Plan, effective since November 2, 2010, shall terminate automatically on January 14, 2030 (the tenth anniversary of the Board’s approval of this Plan), unless terminated earlier by the Board, except with respect to Awards then outstanding. The Plan, as amended and restated, has authorized, with the stockholders’ approval previously obtained, to reserve a total of 12,196,468 shares of our common stock for issuance under the Plan. As of March 31, 2020, there were 3,840,546 shares of our common stock available for future issuance under the Plan.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended March 31, 2020:

Director Compensation Table
Name	Fiscal Year ended March 31,	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu (2)	2020	68,910	--	-0-	-0-	-0-	-0-	68,910
Li Qi (2)	2020	51,682	-0-	-0-	-0-	-0-	-0-	51,682
Caroline Wang	2020	11,485	-0-	-0-	-0-	-0-	-0-	11,485
Genghua Gu	2020	6,000	-0-	-0-	-0-	-0-	-0-	6,000
Jiangliang He	2020	5,168	-0-	-0-	-0-	-0-	-0-	5,168
Pingfan Wu	2020	8,614	-0-	-0-	-0-	-0-	-0-	8,614

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes.
(2)	Compensation is reflected in the Summary Compensation Table on page 51 above.

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

Agreement with Caroline Wang

As of March 29, 2017, we entered into an agreement with Ms. Wang in the form of a director offer letter pursuant to which we agreed to compensate her $11,485 (RMB80,000) annually for her services. Additionally, she is entitled to be included as an insured under our directors and officers insurance policy.

Agreement with Jiangliang He

As of September 4, 2018, we entered into an agreement with Mr. He in the form of a director offer letter pursuant to which we agreed to compensate her $5,168 (RMB36,000) annually for her services. Additionally, she is entitled to be included as an insured under our directors and officers insurance policy.

Agreement with Pingfan Wu

As of October 26, 2018, we entered into an agreement with Ms. Wu in the form of a director offer letter pursuant to which we agreed to compensate her $8,614 (RMB60,000) annually for her services. Additionally, she is entitled to be included as an insured under our directors and officers insurance policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on June 28, 2020 or the latest applicable date prior to that date, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
Executive officers and directors: (1)	Number of Shares beneficially owned (2)	Percentage of class beneficially owned (3)
Lei Liu, Chief Executive Officer and Chairman of the Board of Directors (4)	8,825,482	23.2%
Ming Zhao, Chief Financial Officer	199,000	*	%
Li Qi, Director (4)	6,409,000	16.9%
Yan Liu, Secretary	-	*	%
Caroline Wang, Director (5)	-	*	%
Genghua Gu, Director (6)	30,000	*	%
Jiangliang, He, Director	-	*	%
Pingfan Wu, Director	-	*	%
All directors and executive officers as a group (8 persons)	9,433,482	24.8%

5% Shareholders: (1)
CareRetail Holdings Limited (7)	4,840,000	12.7%
Super Marvel Limited (4)	6,030,000	15.9%
Chong’an Jin (4)	6,049,000	15.9%

*	Less than 1%.
(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 6th Floor, Hai Wai Hai Tongxin Mansion, Gong Shu District, Hangzhou City, Zhejiang Province, China, 310008.
(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 37,961,790 shares outstanding as of June 28, 2020.
(4)	The address of Super Marvel Limited (“Super Marvel”) is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. The owners of Super Marvel are Lei Liu (39%), Li Qi (30%) and Chong’an Jin (31%). They are also its directors. As such, they are deemed to have or share investment control over Super Marvel’s portfolio. According to Rule 13d-5, when two or more persons agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of an issuer, the group formed thereby shall be deemed to have acquired beneficial ownership, for purposes of sections 13(d) and (g) of the Exchange Act, as of the date of such agreement, of all equity securities of that issuer beneficially owned by any such persons. As a result, 6,030,000 shares of common stock held by Super Marvel reported herein as beneficially owned by each of Mr. Liu, Ms. Qi and Mr. Jin, which they in turn own indirectly through their respective ownership of Super Marvel.
(5)	Ms. Wang’s address is: 3601B The Center, Changle Road, Xuhui District, Shanghai, China.
(6)	Dr. Gu’s address is: No.1, Xueshi Road, Hangzhou, China.
(7)	The address of CareRetail Holdings Limited is Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008. Hillhouse Capital Management, Ltd., an exempted Cayman Islands company (“Hillhouse Capital”) is hereby deemed to be the sole beneficial owner of, and to control the voting power of, the shares of our common stock held by CareRetail. The directors of Hillhouse Capital are Jun Shen and Colm O’Connell. Mr. Shen and Mr. O’Connell are employees of Hillhouse Capital and Mr. Lei Zhang is the President and Chief Investment Officer of Hillhouse Capital.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our Officers and Directors’ Relationship with Us, Our Subsidiaries and VIE

As described in “Business - Our Corporate History and Structure ” above, we control HJ Group through contractual arrangements between Jiuxin Management, our wholly-owned subsidiary, and each of Jiuzhou Pharmacy, Jiuzhou Service and Jiuzhou Clinic. HJ Group is owned by Mr. Lei Liu and Mr. Li Qi (the “Key Personnel”), whom also hold positions as our executive officers and/or directors. Because the Key Personnel also collectively own a substantial amount of our issued and outstanding common stock, we believe that our interests are aligned with those of HJ Group and the Key Personnel. However, see ” Risk Factors - Risks Related to Our Corporate Structure - Our contractual arrangements with HJ Group and the Key Personnel may not be as effective in providing control over these entities as direct ownership,” and “Management members of HJ Group have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Other Related Party Transactions

	March 31, 2020	March 31, 2019
Due to a director and CEO (1):	490,218	795,179

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

The Company leases a retail space from Mr. Lei Liu. The lease will expire in September 2020. The rent for the year ended March 31, 2020 has not been paid to Mr. Liu as of March 31, 2020.

On April 28, 2018, 10% of Jiuxin Medicine was sold to Hangzhou Kangzhou Biotech Co. Ltd. for a total proceeds of approximately $75,643(RMB507,760). Mr. Lei Liu owns 51% of Hangzhou Kangzhou Biotech Co. Ltd.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our current principal independent auditor is BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO China”) whom we engaged on April 7, 2015. The following table shows the fees for audit and other services provided by BDO China in relation to our 2020 and 2019 fiscal years:

	For the Fiscal Years ended March 31,
	2020	2019
Audit Fees (1)	$245,000	$230,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$245,000	$230,000

(1)	Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees: This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”
(3)	Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees: This category consists of fees for other miscellaneous items.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1) Financial Statements

The following consolidated financial statements for the years ended March 31, 2020 and 2019 are included in Part II, Item 8 of this Report:

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description
2	Share Exchange Agreement among Kerrisdale Mining Corporation, certain of its stockholders, Renovation Investment (Hong Kong) Co., Ltd. and its shareholders dated September 17, 2009 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on July 14, 2008 (2)
3.3	Articles of Merger filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws (1)
3.5	Text of Amendments to the Bylaws (2)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (6)
4.1	Specimen of Common Stock Certificate (1)
4.2	Amended and Restated 2010 Equity Incentive Plan (20)
4.3	Form of Warrant to the investors in July 2015 (17)
4.4	Form of Warrant to the investors in April 2019 (14)
4.5	Form of Warrant to the investors in June 2020 (8)
4.6	Form of Warrant to the placement agent in June 2020 (8)
10.1	Consulting Services Agreement between Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) and Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”) dated August 1, 2009 (3)
10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)

10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Consulting Services Agreement between Jiuxin Management and Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”) dated May 15, 2012 (10)
10.29	Operating Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.30	Voting Rights Proxy Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.31	Equity Pledge Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.32	Option Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.33	Director Offer Letter with Caroline Wang dated as of March 29, 2017 (21)
10.34	Director Offer Letter with Genghua Gu dated December 9, 2013 (13)
10.35	Form of the Non-statutory Stock Option Agreement (16)
10.36	Securities Purchase Agreement between the Company and an Investor dated July 19, 2015 (17)
10.37	Engagement Letter between the Company and H.C. Wainwright & Co., LLC dated July 19, 2015 (17)
10.38	Form of the Restricted Stock Award Agreement for the issuance on November 27, 2015 (18)
10.39	Securities Purchase Agreement by and between the Company and CareRetail Holdings Limited dated January 3, 2017 (19)
10.40	Investor Rights Agreement by and among the Company, Jiuzhou Pharmacy, Mr. Lei Liu, Ms. Li Qi and CareRetail Holdings Limited dated January 3, 2017 (19)
10.41	Offer Letter to Mr. Jiangliang He dated September 4, 2018 (22)
10.42	Offer Letter to Mr. Yan Liu dated September 4, 2018 (22)
10.41	Director Offer Letter with Ms. Pingfan Wu, dated October 26, 2018 (15)
10.42	Form of Securities Purchase Agreement dated April 11, 2019 (14)
10.43	Engagement Agreement with H.C. Wainwright & Co. dated April 10, 2019 (14)
10.44	Form of Securities Purchase Agreement dated June 1, 2020 (8)
10.45	Engagement Agreement with H.C. Wainwright & Co. dated May 31, 2020 (8)
14.1	Code of Business Conduct and Ethics (5)
21.1	List of Subsidiaries *
23.1	Consent of Independent Publicly Registered Accounting Firm, BDO China Shu Lun Pan Certified Public Accountants LLP *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer *

99.1	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.2	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (7)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on November 28, 2007
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 15, 2008
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 24, 2009
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 30, 2009
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2010
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 14, 2010
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed on June 29, 2010
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 2, 2020
(9)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2011
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 17, 2012
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 30, 2012
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 4, 2013
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 12, 2013
(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 11, 2019
(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 26, 2018
(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 24, 2014
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 21, 2015
(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 2, 2015
(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 4, 2017
(20)	Incorporated by reference from the registrant’s Exhibit A to the proxy statement on Schedule 14A filed on January 21, 2020
(21)	Incorporated by reference from Exhibit 10.33 of the registrant’s Annual Report on Form 10-K filed on June 29, 2017
(22)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 6, 2018

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date : July 10, 2020	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer
(Principal Executive Officer)

Date : July 10, 2020	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lei Liu	Chief Executive Officer and Director	July 10, 2020
Lei Liu

/s/ Ming Zhao	Chief Financial Officer	July 10, 2020
Ming Zhao

/s/ Li Qi	Director	July 10, 2020
Li Qi

/s/ Caroline Wang	Director	July 10, 2020
Caroline Wang

/s/ Jiangliang He	Director	July 10, 2020
Jiangliang He

/s/ Genghua Gu	Director	July 10, 2020
Genghua Gu

/s/ Pingfan Wu	Director	July 10, 2020
Pingfan Wu

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

China Jo-Jo Drugstores, Inc.

Carson City, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of China Jo-Jo Drugstores, Inc. (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, effective April 1, 2019, the Company has changed its method of accounting for leases due to the adoption of ASC 842, Leases.

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

Shanghai, People’s Republic of China

July 10, 2020

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,176,318	$9,322,463
Restricted cash	14,806,288	15,422,739
Financial assets available for sale	157,159	180,928
Notes receivable	57,005	177,278
Trade accounts receivable	9,770,656	8,692,514
Inventories	12,247,004	13,955,202
Other receivables, net	5,069,442	4,438,230
Advances to suppliers	1,174,800	1,950,252
Other current assets	1,528,540	2,063,375
Total current assets	60,987,212	56,202,981

PROPERTY AND EQUIPMENT, net	7,633,740	8,727,358

OTHER ASSETS
Long-term investment	2,544,451	24,243
Farmland assets	742,347	825,259
Long term deposits	1,456,384	2,157,275
Other noncurrent assets	1,046,763	1,196,197
Operating lease right-of-use assets	21,711,376	-
Intangible assets, net	3,393,960	3,597,323
Total other assets	30,895,281	7,800,297

Total assets	$99,516,233	$72,730,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term bank loan	1,410,130	-
Accounts payable, trade	21,559,494	23,106,230
Notes payable	26,605,971	25,951,673
Other payables	2,522,330	3,197,221
Other payables - related parties	490,218	795,179
Customer deposits	708,140	771,942
Taxes payable	119,247	125,859
Accrued liabilities	753,612	1,264,182
Long-term loan payable-current portion	2,287,742	-
Current portion of operating lease liabilities	981,090	-
Total current liabilities	57,437,974	55,212,286

Long-term loan payable	4,115,958	-
Long term operating lease liabilities	19,049,575	-
Employee Deposits	70,507	81,935
Purchase option and warrants liability	64,090	465,248
Total liabilities	80,738,104	55,759,469

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 32,936,786 and 28,936,778 shares issued and outstanding as of March 31, 2020 and March 31, 2019	32,937	28,937
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of March 31, 2020 and March 31, 2019	-	-
Additional paid-in capital	54,209,301	44,905,664
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(36,400,837)	(30,587,468)
Accumulated other comprehensive income	1,440,424	2,508,964
Total stockholders’ equity	20,590,934	18,165,206
Noncontrolling interests	(1,812,805)	(1,194,039)
Total equity	18,778,129	16,971,167
Total liabilities and stockholders’ equity	$99,516,233	$72,730,636

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended March 31,
	2020	2019
REVENUES, NET	$117,327,689	$107,551,012

COST OF GOODS SOLD	91,801,259	82,442,969

GROSS PROFIT	25,526,430	25,108,043

SELLING EXPENSES	23,793,603	24,265,184
GENERAL AND ADMINISTRATIVE EXPENSES	8,108,377	1,718,989
IMPAIRMENT OF LONG-LIVED ASSETS	628,192	-
TOTAL OPERATING EXPENSES	32,530,172	25,984,173

LOSS FROM OPERATIONS	(7,003,742)	(876,130)

OTHER INCOME (EXPENSE):
INTEREST INCOME	1,063,747	112,887
INTEREST EXPENSE	(698,518)	-
OTHER	(204,064)	(93,311)
CHANGE IN FAIR VALUE OF PURCHASE OPTION AND WARRANTS LIABILITY	401,158	(326,452)

LOSS BEFORE INCOME TAXES	(6,441,419)	(1,183,006)

PROVISION FOR INCOME TAXES	16,258	134,763

NET LOSS	(6,457,677)	(1,317,769)

ADD: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(644,308)	(391,491)

NET LOSS ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(5,813,369)	(926,278)

OTHER COMPREHENSIVE LOSS
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(1,068,540)	(1,077,496)

COMPREHENSIVE LOSS	(7,526,217)	(2,395,265)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	32,816,567	28,936,778
Diluted	32,816,567	28,936,778

LOSS PER SHARES:
Basic	$(0.18)	$(0.03)
Diluted	$(0.18)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
	Common Stock		Additional	Retained Earnings		other	Non-
	Number of		paid-in	Statutory	Accumulated	comprehensive	controlling
	shares	Amount	capital	reserves	deficit	income/(loss)	interest	Total
BALANCE, March 31, 2018.	28,936,778	$28,937	43,599,089	1,309,109	(29,661,190)	3,586,460	-	$18,862,405

Stock based compensation	-	-	197,100	-	-	-	-	197,100
Increase in capital of Jiuzhou Pharmacy	-	-	7,529	-	-	-	-	7,529
Start-up of Linjia Medical	-	-	-	-	-	-	223,629	223,629
Sale of 10% of Jiuxin Medicine	-	-	1,101,946	-	-	-	(1,027,082)	74,864
Net loss	-	-	-	-	(926,278)	-	(391,491)	(1,317,769)
Foreign currency translation loss	-	-	-	-	-	(1,077,496)	905	(1,076,591)
BALANCE, March 31, 2019.	28,936,778	28,937	44,905,664	1,309,109	(30,587,468)	2,508,964	(1,194,039)	16,971,167
Stock based compensation	-	-	34,560	-	-	-	-	34,560
Sale of stock and warrants	4,000,008	4,000	9,269,077	-	-	-	-	9,273,077
Net loss	-	-	-	-	(5,813,369)	-	(644,308)	(6,457,677)
Foreign currency translation loss	-	-	-	-	-	(1,068,540)	25,542	(1,042,998)
BALANCE, March 31, 2020.	32,936,786	32,937	54,209,301	1,309,109	(36,400,837)	1,440,424	(1,812,805)	18,778,129

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(6,457,677)	$(1,317,769)
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt direct write-off and provision	446,354	(3,357,851)
Depreciation and amortization	2,082,817	1,676,413
Impairment of long lived assets	628,192	-
Stock based compensation	34,560	197,100
Change in fair value of purchase option derivative liability	(401,158)	326,452
Change in operating assets:
Accounts receivable, trade	(1,567,774)	(116,810)
Notes receivable	112,803	83,910
Inventories and biological assets	979,935	(1,390,823)
Other receivables	(1,010,722)	(1,308,437)
Advances to suppliers	148,638	3,612,453
Long term deposit	596,209	183,841
Other current assets	(1,278,833)	(83,372)
Other noncurrent assets	87,065	(23,511)
Change in operating liabilities:
Accounts payable, trade	(317,755)	(528,353)
Other payables and accrued liabilities	(967,751)	(328,473)
Customer deposits	(22,963)	(3,011,194)
Taxes payable	115	(216,792)
Net cash used in operating activities	(6,907,945)	(5,603,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of financial assets available for sale	14,356	87,290
Purchase of financial assets available for sale	-	(104,360)
Acquisition of equipment and building	(656,297)	(5,450,934)
Investment in a joint venture	(2,567,083)	-
Increase intangible assets	(871,145)	(29,817)
Additions to leasehold improvements	(756,444)	(1,828,360)
Net cash used in investing activities	(4,836,613)	(7,326,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	1,435,620	-
Proceeds from third parties loan	7,178,100	-
Repayment of third parties loan	(658,645)	-
Proceeds from notes payable	48,974,772	42,030,521
Repayment of notes payable	(46,896,917)	(34,018,811)
Increase in financial liability	(7,178)	81,997
Proceeds from sale of stock and warrants	9,273,077	7,529
Repayment of other payables-related parties	(285,123)	(22,655)
Net cash provided by financing activities	19,013,706	8,078,581

EFFECT OF EXCHANGE RATE ON CASH	(1,031,744)	(1,856,174)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	6,237,404	(6,706,989)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	24,745,202	31,452,191

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$30,982,606	$24,745,202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$17,198	$56,422
Cash paid for interest	108,098	-

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

During the year ended March 31, 2020, the Company dissolved eight independent pharmacies. Among the eight dissolved pharmacies, two stores have merged into Jiuzhou Pharmacy and became Jiuzhou Pharmacy stores in Hangzhou. The other six stores’ licenses of government medical insurance, which qualify the stores for government reimbursement, were transferred to six Jiuzhou Pharmacy stores in Hangzhou City.

On January 9, 2020, in order to continue expanding and strengthening its local drugstore network, the Company acquired a local drugstores chain with ten stores at a price of $0.14 (RMB 1). The acquired chain agreed to cease their stores’business and liquidate all of the stores ‘accounts after Jiuzhou Pharmacy acquired them. In March 2020, the chain was dissolved and its government insurance reimbursement certificates have been transferred to Jiuzhou Pharmacy.

The Company’s offline retail business also includes four medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. In May 2014, Shouantang Technology established Hangzhou Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”). In May 2016, Shouantang Bio set up and held 49% of Hangzhou Kahamadi Bio-technology Co., Ltd.(“Kahamadi Bio”), a joint venture specializing in brand name development for nutritional supplements. In 2018, Jiuzhou Pharmacy invested a total of $741,540 (RMB5,100,000) in and held 51% of Zhejiang Jiuzhou Linjia Medical Investment and Management Co. Ltd (“Linjia Medical”), which operates two new clinics in Hangzhou as of March 31, 2020. On March 29, 2019, Jiuzhou Pharmacy formed and currently holds 51% of the equity of Zhejiang AyiGe Medical Health Management Co., Ltd.(“Ayi Health”), which is intended to provide technical support such as IT and customer support to our health management business in the future.

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

The Company’s herb farming business is conducted by Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary of Jiuxin Management. Due to the complexity of the cultivation business, Qianhong Agriculture has not grown herbs in fiscal 2020.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $14.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out herb farming business	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuxin Medicine	● Established in PRC on December 31, 2003 ● Acquired by Jiuzhou Pharmacy in August 2011 ● Registered capital of RMB 10 million fully paid ● Carries out pharmaceutical distribution services	VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation ● Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Entity Name	Background	Ownership
Shouantang Bio	● Established in the PRC in October, 2014 by Shouantang Technology ● 100% held by Shouantang Technology ● Registered capital of RMB 1,000,000 fully paid ● Sells nutritional supplements under its own brand name	100%

Jiuyi Technology	● Established in the PRC on September 10, 2015 ● 100% held by Renovation ● Technical support to online pharmacy	100%

Kahamadi Bio	● Established in the PRC in May 2016 ● 49% held by Shouantang Bio ● Registered capital of RMB 10 million ● Develop brand name for nutritional supplements	49%

Lin’An Jiuzhou	● Established in the PRC in March 31, 2017 ● 100% held by Jiuxin Management ● Registered capital of RMB 5 million ● Explore retail pharmacy market in Lin’An City	100%

Linjia Medical	● Established in the PRC in September27, 2017 ● 51% held by Jiuzhou Pharmacy ● Registered capital of RMB 20 million ● Operates local clinics	VIE by contractual arrangements as a controlled subsidiary of Jiuzhou Pharmacy (2)

Ayi Health	● Established in the PRC in March 29, 2019 ● 51% held by Jiuzhou Pharmacy ● Registered capital of RMB 10 million ● Provide technical Support for medial service	VIE by contractual arrangements as a controlled subsidiary of Jiuzhou Pharmacy (2)

(1)	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service had been under the common control of Mr. Lei Liu and Ms. Li Qi, the three shareholders (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting rights agreement. Based on such voting agreement, the Company has determined that common control exists among these three companies. The Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: a consulting services agreement, operating agreement, equity pledge agreement, voting rights agreement and option agreement. Because such agreements obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for each of the three companies (as well as subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiaries under the control of Jiuzhou Pharmacy, Jiuxin Medicine and Shouantang Bio are consolidated into the financial statements of the Company.

Note 2 – LIQUIDITY

The Company’s accounts have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”) on a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon aligning its sources of funding (debt and equity) with its expenditure requirements and repayment of the short-term debts as and when they become due.

The drug retail business is a highly competitive industry in the PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. In order to increase the Company’s competitive advantages and gain more local retail pharmacy market share, from fiscal year 2018, we opened fifty-nine new stores in Hangzhou. As a result, the Company incurred significant incremental expense related to rental, labor hiring and training, and marketing activities. As the retail pharmaceutical market becomes more competitive in recent years, a new store usually cannot make profit in its operation until a year later. In fact, the Company incurred significant expenses with limited incremental revenue in the period it opened new stores. At their openings, except for four stores, almost all of the new stores were without government insurance reimbursement certificates. In fact, it usually takes more than one year for a new store to apply for and obtain the local government insurance reimbursement certificate. As of March 31, 2020, the Company had obtained thirty-six reimbursement certificates for stores opened in fiscal 2018 and thereafter. Historically in a mature store, more than half of the total revenue were collected from the individual customers’ government insurance program. The Company is in the process of actively applying certificates for all of its new stores. In the future, as more and more stores obtain certificates, the Company expect its new store revenue to increase and eventually contribute positive operating cash flow.

The Company’s principal sources of liquidity consist of existing cash, equity financing, bank facilities from local banks as well as personal loans from its principal shareholders if necessary. On April 15, 2019, the Company closed a registered direct offering of 4,000,008 shares of common stock at $2.50 per share with gross proceeds of $10,000,020 from its effective shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement dated April 11, 2019 (the “2019 Securities Purchase Agreement”), by and among the Company and the investors named therein. On June 3, 2020, the Company closed a registered direct offering of 5,000,004 shares of common stock at $2.00 per share with gross proceeds of $10,000,008 from its effective shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement dated June 1, 2020 (the “2020 Securities Purchase Agreement”), by and among the Company and the investors named therein.

The Company has a credit line agreement from a local bank as displayed in detail in Note 14. As of March 31, 2020, approximately $0.53 million of the aforementioned bank credit line was available for further borrowing. Additionally, Jiuzhou Pharmacy obtained a credit line of approximately $7,175,000 (RMB50,000,000) from Haihui Commercial Factoring (Tianjin) Co. Ltd. (“Haihui Commercial”) for three years beginning July 26, 2019. As of March 31, 2020, the full amount has been borrowed from Haihui Commercial. Any borrowing thereunder is guaranteed by a third-party guarantor company, and secured by the Company’s assets pursuant to a collateral agreement, as well as personal guarantees of some of its principal shareholders.

The Company has also obtained additional government insurance reimbursement certificates for its stores opened in the last two years. As the sales reimbursed from the government account for more than half of sales in a mature store, the certificates may significantly increase the sales of these stores in the next 12 months. Additionally, with the proceeds from the registered direct financing closed on April 15, 2019 and June 3, 2020, and increased credit line, the Company believes it can support its operations for at least the next 12 months.

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash and cash equivalents, restricted cash, financial assets available for sales, accounts receivable, notes receivables, other receivable, accounts payable, notes payable, other payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 16). The carrying amount of Long-term loan payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 17).The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2) (See Note 21). The carrying amount of the financial assets available for sale is recorded at fair value and is determined based on unobservable inputs (Level 3) (See Note 4). The carrying amount of the financial liability is recorded at fair value and is determined based on unobservable inputs (Level 3) (See Note 22).

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash, cash equivalents and restricted cash	$30,982,606	-	-	30,982,606
Financial assets available for sale	-	-	157,159	157,159
Account receivable	9,770,656			9,770,656
Notes receivable	57,005			57,005
Other receivable	5,069,442			5,069,442
Accounts payable	21,559,494			21,559,494
Notes payable	-	26,605,971	-	26,605,971
Other payable	2,522,330			2,522,330
Long-term loan payable		6,403,700		6,403,700
Financial liability			70,507	70,507
Warrants liability	-	64,090	-	64,090

Total	$69,961,533	33,073,761	227,666	103,262,960

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

The following is a discussion of the Company’s revenue recognition policies by segment under the new revenue recognition accounting standard:

Pharmacy retail sales

The physical pharmacies sell prescription drugs, over-the-counter (“OTC”) drugs, traditional Chinese medicine, nutritional supplements, medical devices and sundry products. Revenue from sales of prescription medicine at drugstores is recognized when the prescription is filled and the customer picks up and pays for the prescription. Revenue from sales of other merchandise at drugstores is recognized at the point of sale, which is when a customer pays for and receives the merchandise. Usually the majority merchandise, such as prescription and OTC drugs, are not refundable after the customers leave the counter. Returns of other products, such as sundry products, are minimal. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. The Company based on historical experience, a reserve for potential losses from denial of reimbursement on certain unqualified drugs is made to the receivables from the government agency. Additionally, several onsite clinics adjacent to pharmacies provide limited medical services. Revenue from medical services is recognized after the service has been rendered to a customer. As revenue from medical services is minimal compared to pharmacy retail sales, it is included as part of the pharmacy retail sales.

The Company deduct the membership rewards directly from the retail revenue, and present such amounts in net sales as opposed to the current reduction of operation expense classification. Membership rewards, usually membership points, are accumulated by customers based on their historical spending levels. The Company has determined that there is an additional performance obligation to those customers at the time of the initial transaction. The customers can then redeem these points against the prices of merchandises they purchasse in the future. At the end of each period, unredeemed membership rewards are reflected as a contract liability.

Online pharmacy sales

The online pharmacy sells various health products except for prescription drugs. Revenue from online pharmacy sales is recognized when merchandise is shipped to customers. While most deliveries take one day, certain deliveries may take longer depending on a customer’s location. Any loss caused in a shipment will be reimbursed by the Company’s courier company. The Company’s sales policy allows for the return of certain merchandises without reason within seven days after a customer’s receipt of the applicable merchandise. Historically, sales returns seven days after merchandise receipts have been minimal.

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

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source in each segment for the years ended March 31, 2020 and 2019:

For the year ended March 31	2020	2019
Retail drugstores
Prescription drugs	$26,045,423	$23,516,046
OTC drugs	31,532,248	31,401,328
Nutritional supplements	6,013,622	6,354,108
TCM	5,325,008	6,529,790
Sundry products	1,312,293	941,491
Medical devices	3,852,643	3,591,646
Total retail revenue	$74,081,237	$72,334,409
Online pharmacy
Prescription drugs	$1,447,469	$-
OTC drugs	5,721,638	3,127,976
Nutritional supplements	742,809	737,315
TCM	266,638	74,262
Sundry products	2,082,601	2,736,070
Medical devices	3,280,060	2,108,836
Total online revenue	$13,541,215	$8,784,459
Drug wholesale
Prescription drugs	$24,857,708	$16,745,862
OTC drugs	4,196,841	8,964,587
Nutritional supplements	205,881	290,534
TCM	314,769	271,280
Sundry products	43,854	24,846
Medical devices	86,184	135,035
Total wholesale revenue	$29,705,237	$26,432,144
Total revenue	$117,327,689	$107,551,012

Contract Balances

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example membership points and membership rewards. The consideration received remains a contract liability until goods or services have been provided to the retail customer.

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2020	March 31, 2019
Trade receivable(included in accounts receivable, net)	$9,770,656	$8,692,514
Contract liabilities (included in accrued expenses)	1,106,982	1,689,099

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

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of March 31, 2020 and March 31, 2019:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$16,176,318	$9,322,463
Restricted cash	14,806,288	15,422,739
Cash, cash equivalents and restricted cash	$30,982,606	$24,745,202

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

Advances to suppliers

Advances to suppliers consist of prepayments to its vendors, such as pharmaceutical manufacturers and other distributors. Since the acquisition of Jiuxin Medicine, the Company have transferred almost all logistics services of its retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only directly purchases certain non-medical products, such as certain nutritional supplements. As a result, almost all advances to suppliers are made by Jiuxin Medicine.

Advances to suppliers for its drug wholesale business consist of prepayments to its vendors, such as pharmaceutical manufacturers and other distributors. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, its vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified.

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

The estimated useful lives of the Company’s intangible assets are as follows:

Estimated Useful Life
Land use rights	50 years
Software	3 years
license	Infinite

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired.

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. In the year ended March 31, 2020, the Company evaluated the licenses of insurance applicable drugstores acquired in the past based on their discounted positive cash value. Due to the stricter government insurance policy in fiscal year 2021, the value of these licenses has declined. As a result, The Company recorded an impairment of $628,192 as of March 31, 2020..

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended March 31, 2020 and 2019.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $262,553 and $1,023,461 for the years ended March 31, 2020 and 2019, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at March 31, 2020 and 2019 were translated at 1 RMB to 0.1410 USD and at 1 RMB to 0.1490 USD, respectively. The average translation rates applied to income and cash flow statement amounts for years ended March 31, 2020 and 2019 were at 1 RMB to 0.1436 USD and at 1 RMB to 0.1491 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 79,600) per bank. As of March 31, 2020 and March 31, 2019, the Company had deposits totaling $30,974,714 and $24,730,736 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 79,600) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the fiscal year ended March 31, 2020, two vendors collectively accounted for 50.4% of the Company’s total purchases and two suppliers accounted for more than 10% of total advances to suppliers. For the fiscal year ended March 31, 2019, two vendors collectively accounted for 40.3% of the Company’s total purchases and two suppliers accounted for more than 10% of total advances to suppliers.

For the fiscal year ended March 31, 2020, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable. For the fiscal year ended March 31, 2019, no customer accounted for more than 10% of the Company’s total sales or more than 10% of total accounts receivable.

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

The Company leases premises for retail drugstores, and offices under non-cancellable operating leases. Operating lease payments are expensed over the term of lease using straight line method. A majority of the Company’s retail drugstore leases have a 3 to 10 year term. Usually within one to three months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. If both parties agree to continue, a new lease contract with new lease terms has to been signed by both parties. Usually the rent may increase year by year based on the lease contract. Sublease is typically not allowed. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into but which have not yet commenced. The Company has historically been able to renew a majority of its drugstores leases. The weighted average remaining lease term is 3 years and the weighted average discount rate is 4.19%. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the leases. See Note 14 “Leases” for additional information.

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

Recent Accounting Pronouncements

Accounting pronouncements adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The FASB has voted to defer the effective date for public companies that are smaller reporting companies to fiscal years beginning after December 15, 2022. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. ASU 2018-13 has no impact on its consolidated financial statements.

Accounting pronouncements not yet effective to adopt

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. ASU No. 2017-11 has no impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. Public business entity that is a U.S. Securities and Exchange Commission filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-4 has no impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company do not expect that the requirements of ASU 2019-12 will have a material impact on its consolidated financial statements.

NOTE 4 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of March 31, 2020 and March 31, 2019, financial assets available for sale amounted to $157,159 (RMB 1,114,500) and $180,928 (RMB 1,214,500), respectively. As of March 31, 2020, the fair value of an investment in a limited partner (LP) in a private equity fund (PE fund), which is intended to invest in retail pharmaceutical business, is $72,551 (RMB514,500). Additionally, the Company has invested in Inter Mongolia Songlu Pharmaceutical Co.(“Songlu Pharmaceutical”). As of March 31, 2020, the fair value of the investment is $84,608 (RMB600,000), which accounts for 0.5% shares of Songlu Pharmaceutical. The Company has also invested a total of $14,538 (RMB100,000) in a mutual fund, which has been liquidated in the year ended March 31, 2020.

NOTE 5 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	March 31, 2020	March 31, 2019
Accounts receivable	$12,034,726	$11,939,364
Less: allowance for doubtful accounts	(2,264,070)	(3,246,850)
Trade accounts receivable, net	$9,770,656	$8,692,514

For the years ended March 31, 2020 and 2019, $212,338 and $146,593 in accounts receivable were directly written off, respectively. As of March 31, 2020, $627,055 were pledged as collateral for borrowings from financial institutions. As of March 31, 2019, no trade accounts receivables were pledged as collateral for borrowings from financial institutions.

Note 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31, 2020	March 31, 2019
Prepaid rental expenses (1)	$1,364,975	$1,979,852
Prepaid and other current assets	163,565	83,523
Total	$1,528,540	$2,063,375

(1)	The balance as of March 31, 2020 includes short-term refundable rental security deposits only, while the balance as of March 31, 2019 includes security deposits of $1,444,026 and prepaid rental of $535,826.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2020	March 31, 2019
Building	$5,880,627	$6,436,297
Leasehold improvements	9,209,136	8,944,025
Farmland development cost	1,686,430	1,781,627
Office equipment and furniture	5,632,955	5,470,084
Motor vehicles	504,327	551,927
Total	22,913,475	23,183,960
Less: Accumulated depreciation	(13,059,852)	(12,111,409)
Impairment*	(2,219,883)	(2,345,193)
Property and equipment, net	$7,633,740	$8,727,358

*	The variance of impairment from March 31, 2020 to March 31, 2019 is solely caused by exchange rate variance.

Total depreciation expense for property and equipment was $1,828,514 and $1,221,520 for the year ended March 31, 2020 and 2019, respectively. There were no fixed assets impaired in the years ended March 31, 2020 and December 31, 2019.

Note 8 – LONG-TERM INVESTMENT

Long-term investment consists of the following:

	March 31, 2020		March 31, 2019
Kahamadi Bio (1)	$6,217	*	$24,243	*
Zhetong Medical (2)	2,538,234		-
Advance to suppliers, net	$2,544,451		$24,243

(1) It represents 49% investment in Kahamadi Bio. The investment is recorded using equity method. Kahamadi Bio suffered loss in the year ended March 31, 2020.

(2) It represents 39% investment in Zhejiang Zhetong Medical Co., Ltd. Zhetong Medical is established in March 2020 and targeted to acquire or cooperate with potential local pharmacies. By attracting more funds from local investors, the Company expects to continue growing its local network in the future.

Note 9 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest.  As of March 31, 2020 and March 31, 2019, advance to suppliers consist of the following:

	March 31, 2020		March 31, 2019
Advance to suppliers	$2,198,863	*	$2,477,226	*
Less: allowance for doubtful accounts	(1,024,063	)*	(526,974	)*
Advance to suppliers, net	$1,174,800		$1,950,252

*	For the years ended March 31, 2020 and 2019, none of the advances to suppliers were written off against previous allowance for non-refundable advances, respectively.

Note 10 – INVENTORY

Inventory consisted of finished goods, valued at $12,247,004 and $13,955,202 as of March 31, 2020 and March 31, 2019, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration date to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of March 31, 2020 and March 31, 2019.

Note 11 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of March 31, 2020 and March 31, 2019, farmland assets are valued as follows:

	March 31,	March 31,
	2020	2019
Farmland assets	$2,177,606	$2,341,537
Less: Impairment*	(1,435,259)	(1,516,278)
Farmland assets, net	$742,347	$825,259

*	As of March 31, 2018, the book value of the Ginkgo trees planted in Qianhong Agriculture’s farmland, including their cultivation cost and land lease amortization expense, is approximately $2,416,839. Based on an independent appraisal report, the value of the Ginkgo trees is approximately $796,286. As a result, the Company recorded an agricultural inventory impairment of $1,620,553 as of March 31, 2018. There are no leasehold impairment expense in fiscal 2019 and 2020.

Note 12 – LONG TERM DEPOSITS, LANDLORDS

As of March 31, 2020 and March 31, 2019, long term deposits amounted to $1,456,384 and $2,157,275, respectively. Long term deposits are sums deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid up front, plus additional deposits.

Note 13 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	March 31, 2020	March 31, 2019
Forest land use rights*	$994,558	$1,103,235
Others	52,205	92,962
Total	$1,046,763	$1,196,197

*	The prepayment for lease of forest land use rights is made to a local government in connection with an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of land use right was approximately $26,975 and $28,071 for the years ended March 31, 2020 and 2019, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending March 31,	Amount
2020	$26,975
2021	26,975
2022	26,975
2023	26,975
2024	26,975
Thereafter	859,683

Note 14 – Leases

The Company leases most of its retail stores and corporate offices under operating leases, typically with initial terms of 3 to 10 years. Usually within one to three months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. If both parties agree to continue, a new lease contract with new lease terms has to been signed by both parties. Usually the rent may increase year by year based on the lease contract. Sublease is typically not allowed. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into but which have not yet commenced. The net lease cost for the year ended March 31, 2020 is $5,471,063. The Company does not have finance lease according to the definition of ASU 2016-02, Leases (Topic 842). Supplemental cash flow information related to leases for the year ended March 31, 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$5,471,063
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-

Supplemental balance sheet information related to leases as of March 31, 2020 is as follows:

Operating leases:
Operating lease right-of-use assets	$21,711,376

Current portion of operating lease liabilities	$981,090
Long-term operating lease liabilities	19,049,575
Total operating lease liabilities	$20,030,665

Weighted average remaining lease term
Operating leases	3.00

Weighted average discount rate
Operating leases	4.19%

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2020:

Operating
For the year ending March 31,	Leases
2020	$1,023,767
2021	6,687,126
2022	5,292,371
2023	3,748,801
2024	2,531,061
Thereafter	3,209,053
Total lease payments	22,492,179
Less: imputed interest	(2,461,514)
Total lease liabilities	$20,030,665

Note 15 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	March 31, 2020	March 31, 2019
License (1)	$2,220,512	$1,909,700
Software(2)	1,083,024	676,336
Land use rights (3)	1,375,095	1,452,718
Total intangible assets	4,678,631	4,038,754
Less: accumulated amortization	(667,633)	(441,431)
Less: impairment(4)	(617,038)	-
Intangible assets, net	$3,393,960	$3,597,323

Amortization expense of intangibles amounted to $254,303 and $228,046 for the years ended March 31, 2020 and 2019, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from a variety of drugstores such as Sanhao Pharmacy and several local stores. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In 2014, the Company acquired Sanhao Pharmacy, a drugstore chain. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. On January 9, 2020, the Company acquired a local drugstore chain. The acquired drugstores ceased their stores’ business and liquidate all of the stores’ accounts after Jiuzhou Pharmacy acquired them. In March 2020, the drugstore chain has dissolved and its certificates were transferred to new stores opened at the same time.

(2)	They are primarily the SAP ERP system, the Internet Clinic Diagnosis Terminal system and the Chronic Disease Management system. In 2017, we have installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. It is being amortized over three years since its installation. In 2020, we have installed a internet Clinic Diagnosis System used to strengthen our ability to perform online diagnosis which may increase more customer spending and a Chronic Disease Management System used to better manage and monitor our members’ health. As of March 31, 2020, the SAP system has a net value of $228,133 (RMB1,617,816),the internet Clinic Diagnosis System has a net value of approximately $379,143 (RMB 2,688,709), the Chronic Disease Management System has a net value of approximately $16,411 (RMB116,379) .

(3)	In July 2013, the Company purchased the land use rights of a plot of land in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as the Company’s farming business in Lin’an has not grown, the Company does not expect completion of the plant in the near future.

(4)	In the year ended March 31, 2020, the company evaluated the licenses of insurance applicable drugstores acquired in the past based on the discounted positive cash value. Due to the stricter government insurance policy in fiscal year 2021, the value of these licenses has declined. As a result, the company recorded an impairment.

Note 16 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Zhejiang Tailong Commercial Bank (“ZTCB”), Bank of Hangzhou (“BOH”), and China Merchant Bank (“CMB”) that provided working capital in the form of the following bank acceptance notes at March 31, 2020 and March 31, 2019:

		Origination	Maturity	March 31,	March 31,
Beneficiary	Endorser	date	date	2020	2019
Jiuzhou Pharmacy(1)	HUB	11/06/18	05/06/19	-	500,857
Jiuzhou Pharmacy(1)	HUB	12/12/18	06/12/19	-	2,236,559
Jiuzhou Pharmacy(1)	HUB	12/20/18	06/20/19	-	1,072,606
Jiuzhou Pharmacy(1)	HUB	12/29/18	06/29/19	-	5,504,943
Jiuzhou Pharmacy(1)	HUB	02/14/18	08/14/19	-	2,587,331
Jiuzhou Pharmacy(1)	HUB	03/06/18	09/06/19	-	6,600,727
Jiuxin Medicine(1)	HUB	10/11/18	04/11/19	-	4,461,531
Jiuxin Medicine(1)	HUB	11/06/18	05/06/19	-	2,987,119
Jiuzhou Pharmacy(1)	HUB	10/09/19	04/09/20	3,478,259
Jiuzhou Pharmacy(1)	HUB	11/06/19	05/06/20	164,582
Jiuzhou Pharmacy(1)	HUB	12/05/19	06/05/20	3,106,474	-
Jiuzhou Pharmacy(1)	HUB	12/31/19	06/30/20	2,289,308	-
Jiuzhou Pharmacy(1)	HUB	01/06/20	07/06/20	129,457	-
Jiuzhou Pharmacy(1)	HUB	02/19/20	08/19/20	5,105,096	-
Jiuzhou Pharmacy(1)	HUB	03/10/20	09/10/20	5,324,871	-
Jiuxin Medicine(1)	HUB	12/26/19	06/26/20	1,371,992	-
Jiuxin Medicine(1)	HUB	12/31/19	06/30/20	3,943,776	-
Jiuxin Medicine(1)	HUB	03/31/20	09/30/20	1,692,156	-
Total				$26,605,971	$25,951,673

(1)	As of March 31, 2019, the Company had $25,951,673 (RMB 174,203,868) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $15,114,740 (RMB 101,459,590) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $10,446,381 three-year deposit (RMB 70,122,647) deposited into HUB as a collateral for current and future notes payable from HUB.. As of March 31, 2020, the Company had $26,605,971 (RMB 188,677,437) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $14,596,179 (RMB 103,509,456) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $8,763,958 three-year deposit (RMB 62,150,000) deposited into HUB as a collateral for current and future notes payable from HUB.

As of March 31, 2020, the Company had a credit line of approximately $12.55 million in the aggregate from HUB. By putting up a three-year deposit of $8.76 million and the restricted cash of $5.83 million deposited in the banks, the total credit line was $27.14 million. As of March 31, 2020, the Company had approximately $26.61 million of bank notes payable and approximately $0.53 million bank credit line was still available for further borrowing. The bank notes are secured by three shops of Jiuzhou Pharmacy and guaranteed by the Company’s major shareholders.

Note 17 – Loan Payable

On August 2, 2019 and December 11, 2019, the Company borrowed $717,810 and $6,460,290 from Haihui Commercial, respectively. After deducting processing fee and deposits which are refundable at the end of loan period, the Company received $617,317 and $5,878,864 respectively. The Company is required to pledge accounts receivable of three drugstores to Haihui Commercial. As of March 31, 2020, the remaining loan balance is $6,403,700. The Company is scheduled to make monthly repayments, among which $2,287,742 is due within a year. The Company has an option to pay off the debts earlier than the repayment schedule upon approval from Haihui Commercial.

Note 18 – TAXES

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

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Jo-Jo Drugstores	United States
Renovation	Hong Kong, PRC
All other entities	Mainland, PRC

For the years ended March 31, 2020 and 2019, the components of income tax expense consist of the following:

	For the year ended
	March 31,
	2020	2019
Current:
Federal	-	-
State	-	-
Foreign	16,258	134,763
	16,258	134,763

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Provision for income taxes	16,258	134,763

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	For the year
	Ended March 31,
	2020	2019
U.S. Statutory rates	21.0%	21.0%
Foreign income not recognized in the U.S.	(21.0)	(21.0)
China income taxes	25.0	25.0
Change in valuation allowance (1)	(25.0)	(25.0)
Non-deductible expenses-permanent difference (2)	(0.3)	(11.4)
Effective tax rate	(0.3)%	(11.4)%

(1)	Represents a non-taxable expense reversal due to overall decrease in allowance for accounts receivable and advances to suppliers.

(2)	The (0.3)% and (11.4)% rate adjustments for the years ended March 31, 2020 and 2019 represent expenses that primarily include stock option expenses and other expenses incurred by the Company that are not deductible for PRC income tax.

The components of the Company’s net deferred tax assets are as follows:

	As of 3/31/2020	As of 3/31/2019

Allowance	948,951	986,665
Long-lived assets impairment	709,230	586,298
Accrued expense	1,443,191	1,569,683
Net operating loss carry forward	1,157,900	1,164,735
Foreign Tax Credit Carryover	195,000	195,000
Total deferred tax assets (liabilities):	4,454,272	4,502,381

Valuation allowance	(4,454,272)	(4,502,381)
Net deferred tax assets (liabilities)	-	-

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

As of March 31, 2020 and March 31, 2019, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $816,908, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized by 2032. In addition, the Company carries a foreign tax credit of $195,000. As of March 31, 2020 and March 31, 2019, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to $2,248,203 and $1,960,933, which may be available to reduce future years’ taxable income. As of March 31, 2020 and March 31, 2019, the estimated net operating loss carry forwards for China income tax purposes amounted to $2,461,582 and $2,678,523, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized in the next five years.

The Company recorded net unrecognized tax benefits of $0.0 million as of March 31, 2020. It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

Note 19 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $1,341,167 and $1,423,449 in employment benefits and pension for the years ended March 31, 2020 and 2019, respectively.

Note 20 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	March 31, 2020	March 31, 2019
Due to a director and CEO (1) :	490,218	795,179

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

The Company leases a retail space from Mr. Lei Liu. The lease expires in September 2020. Rent expenses totaled $26,582 and $27,605 for the twelve months ended March 31, 2020 and 2019, respectively. The amounts owed under the lease for the twelve months ended December 31, 2020 and 2019 were not paid to Mr. Liu as of March 31, 2019.

On April 28, 2018, 10% of Jiuxin Medicine was sold to Hangzhou Kangzhou Biotech Co. Ltd. for a total proceeds of approximately $75,643 (RMB507, 760). Mr. Lei Liu owns 51% of Hangzhou Kangzhou Biotech Co. Ltd.

Note 21 – WARRANTS

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

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	March 31, 2020(1)	March 31, 2019

Stock price	$1.77	$2.62
Exercise price	$3.10	$3.10
Annual dividend yield	-%	-%
Expected term (years)	0.81	1.80
Risk-free interest rate	0.71%	2.27%
Expected volatility	62.08%	67.69%

(1)	As of March 31, 2020, the warrants had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $465,248 as of March 31, 2019. For the year ended March 31, 2020, the Company recognized a gain of $401,158 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability, respectively. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $64,090 for the investor warrant and placement agent warrant, collectively, as of March 31, 2020.

Note 22 – Employee Deposits

To encourage operating team, which consists of doctors and nurses, to devote their efforts to run clinics, Linjia Medical allows them to put deposits in the clinic where doctors and nurses work, and take shares in any profit of the clinic. The principal amounts of these deposits are refundable in the event the doctors and nurses leave the clinic. In order to properly reflect Linjia Medical’s liabilities, the Company reclassified the deposit of $70,507 (RMB500,000) as financial liability as of March 31, 2020.

Note 23 – STOCKHOLDER’S EQUITY

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

Stock warrants

Concurrent with the registered direct offering of common stock that closed on April 15, 2019, the Company issued to several investors in a private placement warrants to purchase up to 3,000,006 shares ofcommon stock. In connection with the offering, the Company also issued a warrant to its placement agent of this offering, pursuant to which the agent may purchase up to 6% of the aggregate number of shares of common stock sold in the offering, i.e. 240,000 shares at an exercise price of $3.125 per share. The warrant became exercisable on October 11, 2019 and willexpire on April 11, 2024.

Upon evaluation, the warrants issued in April 2019 meet the definition of an equity under FASBASC 815. Accordingly, the fair value of the warrants recorded as a part of additional paid-in capital.

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

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the years ended March 31, 2020 and 2019, $0 and $0 were recorded as compensation expenses. As of March 31, 2020, all compensation costs related to stock option compensation arrangements granted have been recognized.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the years ended March 31, 2020 and 2019, the Company did not make appropriations to statutory reserves.

There are no legal requirements in the PRC to fund the Reserve Fund by transfer of cash to any restricted accounts, and the Company does not do so.

Note 24 – LOSS PER SHARE

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	The year ended March 31,
	2020	2019
Net income attributable to controlling interest	$(5,813,369)	$(926,278)
Weighted average shares used in basic computation	32,816,567	28,936,778
Diluted effect of stock options and warrants
Weighted average shares used in diluted computation	32,816,567	28,936,778
Income per share – Basic:
Net income before noncontrolling interest	$(0.18)	$(0.03)
Add: Net loss attributable to noncontrolling interest	$-	$-
Net income attributable to controlling interest	$(0.18)	$(0.03)
Loss per share – Diluted:
Net income before noncontrolling interest	$(0.18)	$(0.03)
Add: Net income attributable to noncontrolling interest	$-	$-
Net income attributable to controlling interest	$(0.18)	$(0.03)

For the year ended March 31, 2020, 967,000 shares underlying employee stock options and 600,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

Note 25 – SEGMENTS

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

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2020:

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming		Total
Revenue	$74,081,237	$13,541,215	$29,705,237		$-	$117,327,689
Cost of goods	53,244,302	12,106,510	26,450,447		-	91,801,259
Gross profit	$20,836,935	$1,434,705	$3,254,790		$-	$25,526,430
Selling expenses	19,434,860	2,148,709	2,210,034		-	23,793,603
General and administrative expenses	5,505,303	243,283	2,359,791			8,108,377
Impairment of long-lived assets	628,192	-			-	628,192
Loss from operations	$(4,731,420)	$(957,287)	$(1,315,035)	$		$(7,003,742)
Depreciation and amortization	$2,042,951	$-	$39,866		$-	$2,082,817
Total capital expenditures	$1,406,470	$-	$3,176		$-	$1,409,646

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2019:

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming		Total
Revenue	$72,334,409	$8,784,459	$26,432,144		$-	$107,551,012
Cost of goods	51,246,983	7,748,519	23,447,467		-	82,442,969
Gross profit	$21,087,426	$1,035,940	$2,984,677		$-	$25,108,043
Selling expenses	18,930,118	1,735,966	3,599,100		-	24,265,184
General and administrative expenses	4,072,500	347,516	(2,701,027)			1,718,989
Impairment of long-lived assets	-	-			-
Loss from operations	$(1,915,192)	$(1,047,542)	$2,086,604	$		$(876,130)
Depreciation and amortization	$1,476,903	$-	$7,644		$-	$1,484,547
Total capital expenditures	$7,267,847	$-	$1,434		$-	$7,269,281

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company’s net revenue from external customers through its retail drugstores by main product category for the years ended March 31, 2020 and 2019 were as follows:

	For the year ended
	March 31,
	2020	2019
Prescription drugs	$26,045,423	$23,516,046
OTC drugs	31,532,248	31,401,328
Nutritional supplements	6,013,622	6,354,108
TCM	5,325,008	6,529,790
Sundry products	1,312,293	941,491
Medical devices	3,852,643	3,591,646
Total	$74,081,237	$72,334,409

The Company’s net revenue from external customers through online pharmacy by main product category is as follows:

	For the year ended
	March 31,
	2020	2019
Prescription drugs	$1,447,469	$-
OTC drugs	5,721,638	3,127,976
Nutritional supplements	742,809	737,315
TCM	266,638	74,262
Sundry products	2,082,601	2,736,070
Medical devices	3,280,060	2,108,836
Total	$13,541,215	$8,784,459

The Company’s net revenue from external customers through wholesale by main product category is as follows:

	For the years ended
	March 31,
	2020	2019
Prescription drugs	$24,857,708	$16,745,862
OTC drugs	4,196,841	8,964,587
Nutritional supplements	205,881	290,534
TCM	314,769	271,280
Sundry products	43,854	24,846
Medical devices	86,184	135,035
Total	$29,705,237	$26,432,144

Note 26 – SUBSEQUENT EVENTS

On May 29, 2020, an Investor exercised part of its warrants by purchasing 25,000 shares of common stocks at $3.10 per share. Total proceeds to the Company is $77,500.

On June 3, 2020, the Company closed a registered direct offering of 5,000,004 shares of common stock at $2.00 per share with gross proceeds of $10,000,008 from its effective shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement dated June 1, 2020 (the “2020 Securities Purchase Agreement”), by and among the Company and the investors named therein. Concurrently, the Company issued unregistered warrants to the investors in a private placement to purchase up to an aggregate of 3,750,003 shares of common stock at an exercise price of $2.60 per share (the “2020 Warrants”). The 2020 Warrants shall be initially exercisable six months following issuance and expire five and one-half years from the issuance date. H.C. Wainwright & Co., LLC (the “Placement Agent”) (or its designees) shall also receive warrants to purchase such number of shares of common stock as is equal to 6.5% of the aggregate number of shares of common stock sold in the offering, or 300,000 warrants, with substantially the same terms as the 2020 Warrants being issued to the investors, except that, among other things, the Placement Agent’s warrants will expire on June 1, 2025 and warrants’ exercise price shall be $2.57.

The recent outbreak of COVID-19, which was declared as a pandemic by the World Health Organization on March 11, 2020, has led to an adverse impacts on the World’s economy. At the outbreak of COVID-19, the company has reduced the store hours, supply and customer service. To stay safe, people tend not to shop and entertain as much as in the past. The retail business such as restaurants, hotels and cinema have declined. The peak is in February 2020. However, as the spread of COVID-19 is effectively controlled in China, the business has come back to normal.