Form 10-Q
period 2020-06-30
CHINA JO-JO DRUGSTORES, INC.
filed 2020-08-14
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2020, the registrant had 37,961,790 shares of common stock outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	March 31,
	2020	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,477,212	$16,176,318
Restricted cash	15,095,116	14,806,288
Financial assets available for sale	157,644	157,159
Notes receivable	28,290	57,005
Trade accounts receivable	8,984,595	9,770,656
Inventories	11,141,411	12,247,004
Other receivables, net	5,599,565	5,069,442
Advances to suppliers	2,237,720	1,174,800
Other current assets	1,835,927	1,528,540
Total current assets	63,557,480	60,987,212

PROPERTY AND EQUIPMENT, net	7,095,690	7,633,740

OTHER ASSETS
Long-term investment	3,963,758	2,544,451
Farmland assets	752,257	742,347
Long term deposits	1,447,547	1,456,384
Other noncurrent assets	1,049,184	1,046,763
Operating lease right-of-use assets	19,351,247	21,711,376
Intangible assets, net	3,358,407	3,393,960
Total other assets	29,922,400	30,895,281

Total assets	$100,575,570	$99,516,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term bank loan	2,121,720	1,410,130
Accounts payable, trade	16,107,594	21,559,494
Notes payable	26,715,374	26,605,971
Other payables	2,176,992	2,522,330
Other payables - related parties	491,300	490,218
Customer deposits	795,903	708,140
Taxes payable	328,237	119,247
Accrued liabilities	672,469	753,612
Long-term loan payable-current portion	2,300,271	2,287,742
Current portion of operating lease liabilities	466,213	981,090
Total current liabilities	52,176,073	57,437,974

Long-term loan payable	3,551,507	4,115,958
Long-term operating lease liabilities	16,917,159	19,049,575
Employee Deposits	14,145	70,507
Purchase option and warrants liability	68,980	64,090
Total liabilities	72,727,864	80,738,104

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 37,961,790 and 32,936,786 shares issued and outstanding as of June 30, 2020 and March 31, 2020	37,962	32,937
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of June 30 and March 31, 2020	-	-
Additional paid-in capital	63,568,876	54,209,301
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(36,632,346)	(36,400,837)
Accumulated other comprehensive income	1,533,993	1,440,424
Total stockholders’ equity	29,817,594	20,590,934
Noncontrolling interests	(1,969,888)	(1,812,805)
Total equity	27,847,706	18,778,129
Total liabilities and stockholders’ equity	$100,575,570	$99,516,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended June 30,
	2020	2019
REVENUES, NET	$31,054,312	$25,280,784

COST OF GOODS SOLD	23,074,093	19,219,346

GROSS PROFIT	7,980,219	6,061,438

SELLING EXPENSES	6,272,407	5,968,551
GENERAL AND ADMINISTRATIVE EXPENSES	2,120,166	2,851,612
TOTAL OPERATING EXPENSES	8,392,573	8,820,163

LOSS FROM OPERATIONS	(412,354)	(2,758,725)

OTHER INCOME (EXPENSE):
INTEREST INCOME	163,588	47,873
INTEREST EXPENSE	(127,387)	-
OTHER	50,021	(62,485)
CHANGE IN FAIR VALUE OF PURCHASE OPTION AND WARRANTS LIABILITY	(4,890)	403,555

LOSS BEFORE INCOME TAXES	(331,022)	(2,369,782)

PROVISION FOR INCOME TAXES	57,570	8,388

NET LOSS	(388,592)	(2,378,170)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(157,083)	(243,219)

NET LOSS ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(231,509)	(2,134,951)

OTHER COMPREHENSIVE LOSS
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	93,569	(405,238)

COMPREHENSIVE LOSS	(295,023)	(2,783,408)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	34,428,271	32,453,269
Diluted	34,428,271	32,453,269

LOSS PER SHARES:
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
	Common Stock		Additional	Retained Earnings		other	Non-
	Number of		Paid-in	Statutory	Accumulated	comprehensive	controlling
	shares	Amount	capital	reserves	deficit	income/(loss)	interest	Total
BALANCE, March 31, 2019.	28,936,778	28,937	44,905,664	1,309,109	(30,587,468)	2,508,964	(1,194,039)	16,971,167

Stock based compensation	-	-	34,560	-	-	-	-	34,560
Sale of stock and warrants	4,000,008	4,000	9,269,077	-	-	-	-	9,273,077
Net loss	-	-	-	-	(2,134,951)	-	(243,219)	(2,378,170)
Foreign currency translation loss	-	-	-	-	-	(403,620)		(403,620)
BALANCE, June 30, 2019.	32,936,786	32,937	54,209,301	1,309,109	(32,722,419)	2,105,344	(1,437,258)	23,497,014

BALANCE, March 31, 2020.	32,936,786	32,937	54,209,301	1,309,109	(36,400,837)	1,440,424	(1,812,805)	18,778,129

Exercise of warrants	25,000	25	77,475	-	-	-	-	77,500
Sale of stock and warrants	5,000,004	5,000	9,282,100	-	-	-	-	9,287,100
Net loss	-	-	-	-	(231,509)	-	(157,083)	(388,592)
Foreign currency translation loss	-	-	-	-	-	93,569		93,569
BALANCE, June 30, 2020.	37,961,790	37,962	63,568,876	1,309,109	(36,632,346)	1,533,993	(1,969,888)	27,847,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(388,592)	$(2,378,170)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt direct write-off and provision	18,320	758,231
Depreciation and amortization	760,540	499,175
Stock based compensation	-	34,560
Change in fair value of purchase option derivative liability	4,890	(403,555)
Accounts receivable, trade	444,672	(959,680)
Notes receivable	28,824	81,326
Inventories and biological assets	1,140,697	2,851,652
Other receivables	(293,466)	371,054
Advances to suppliers	(952,166)	242,652
Other current assets	(583,285)	(450,042)
Long term deposit	13,299	58,630
Other noncurrent assets	806	(8,631)
Accounts payable, trade	(5,505,493)	(8,968,168)
Other payables and accrued liabilities	(435,365)	(105,522)
Customer deposits	85,379	116,398
Taxes payable	182,583	95,326

Net cash used in operating activities	(5,478,357)	(8,164,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of financial assets available for sale	-	14,658
Acquisition of equipment	(10,536)	(210,356)
Increase in intangible assets	(19,474)	(433,111)
Investment in a joint venture	(1,408,155)	-
Additions to leasehold improvements	(159,272)	(542,734)
Net cash used in investing activities	(1,597,437)	(1,171,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	705,585	-
Repayment of third parties loan	(570,338)	-
Proceeds from notes payable	14,392,242	15,372,260
Repayment of notes payable	(14,364,978)	(16,167,012)
Decrease in Employee Deposits	(56,447)	-
Exercise of warrants	77,500	-
Proceeds from equity financing	9,287,100	9,273,077
Repayment of other payables-related parties	-	(460,000)
Net cash provided by financing activities	9,470,664	8,018,325

EFFECT OF EXCHANGE RATE ON CASH	194,852	(277,067)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	2,589,722	(1,595,049)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	30,982,606	24,745,202

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$33,572,328	$23,150,153

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	127,387	-
Cash paid for income taxes	$-	$29,176

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

On January 9, 2020, in order to continue expanding and strengthening its local drugstore network, the Company acquired a local drugstores chain with ten stores at a price of $0.14 (RMB 1). The acquired chain agreed to cease their stores’ business and liquidate all of the stores ‘accounts after Jiuzhou Pharmacy acquired them. In March 2020, the chain was dissolved and its government insurance reimbursement certificates have been transferred to Jiuzhou Pharmacy.

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

The Company’s herb farming business is conducted by Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary of Jiuxin Management. Due to the complexity of the cultivation business, Qianhong Agriculture has not grown herbs in the three months ended June 30, 2020.

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

●     10% of shares sold On April 20, 2018

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

The drug retail business is a highly competitive industry in the PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. In order to increase the Company’s competitive advantages and gain more local retail pharmacy market share, from fiscal year 2018, we opened fifty-nine new stores in Hangzhou. As a result, the Company incurred significant incremental expense related to rental, labor hiring and training, and marketing activities. As the retail pharmaceutical market becomes more competitive in recent years, a new store usually cannot make profit in its operation until a year later. In fact, the Company incurred significant expenses with limited incremental revenue in the period it opened new stores. At their openings, except for four stores, almost all of the new stores were without government insurance reimbursement certificates. In fact, it usually takes more than one year for a new store to apply for and obtain the local government insurance reimbursement certificate. As of June 30, 2020, the Company had obtained forty-seven reimbursement certificates for stores opened in fiscal 2018 and thereafter. Historically in a mature store, more than half of the total revenue were collected from the individual customers’ government insurance program. The Company is in the process of actively applying certificates for all of its new stores. In the future, as more and more stores obtain certificates, the Company expect its new store revenue to increase and eventually contribute positive operating cash flow.

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

The Company has a credit line agreement from a local bank as displayed in detail in Note 16. As of June 30, 2020, approximately $0.74 million of the aforementioned bank credit line was available for further borrowing. Additionally, Jiuzhou Pharmacy obtained a credit line of approximately $7,175,000 (RMB50,000,000) from Haihui Commercial Factoring (Tianjin) Co. Ltd. (“Haihui Commercial”) for three years beginning July 26, 2019. As of June 30, 2020, the full amount has been borrowed from Haihui Commercial. Any borrowing thereunder is guaranteed by a third-party guarantor company, and secured by the Company’s assets pursuant to a collateral agreement, as well as personal guarantees of some of its principal shareholders.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries and VIEs. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash and cash equivalents, restricted cash, financial assets available for sales, accounts receivable, notes receivables, other receivable, accounts payable, notes payable, other payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 16). The carrying amount of Long-term loan payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 17).The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2) (See Note 21). The carrying amount of the financial assets available for sale is recorded at fair value and is determined based on unobservable inputs (Level 3) (See Note 4). The carrying amount of the employee deposits is recorded at fair value and is determined based on unobservable inputs (Level 3) (See Note 22).

	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash, cash equivalents and restricted cash	$33,572,328	-	-	33,572,328
Financial assets available for sale	-	-	157,644	157,644
Account receivable	8,984,595	-	-	8,984,595
Notes receivable	28,290	-	-	28,290
Other receivable	5,599,565	-	-	5,599,565
Accounts payable	16,107,594	-	-	16,107,594
Notes payable	-	26,715,374	-	26,715,374
Other payable	2,176,992	-	-	2,176,992
Long-term loan payable	-	5,851,778	-	5,851,778
Employee Deposits	-	-	14,145	14,145
Warrants liability	-	68,980	-	68,980

Total	$66,469,364	32,636,132	171,789	99,277,285

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

Online pharmacy sales

The online pharmacy segment sells various health products except for prescription drugs. Revenue from online pharmacy sales is recognized when merchandise is shipped to customers. While most deliveries take one day, certain deliveries may take longer depending on a customer’s location. Any loss caused in a shipment will be reimbursed by the Company’s courier company. The Company’s sales policy allows for the return of certain merchandises without reason within seven days after a customer’s receipt of the applicable merchandise. Historically, sales returns seven days after merchandise receipts have been minimal.

Wholesale

Jiuxin Medicine purchases medicine in quantity and distributes products primarily to local pharmacies and medical products dealers. Revenue from sales of merchandise to non-retail customers is recognized when the merchandise is transferred to customers. Historically, sales returns have been minimal.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source in each segment for the three months ended June 30, 2020 and 2019:

For the three months ended June 30	2020	2019
Retail drugstores
Prescription drugs	$7,406,774	$5,695,286
OTC drugs	6,818,484	7,240,228
Nutritional supplements	1,347,769	1,231,133
TCM	949,012	1,104,050
Sundry products	422,551	298,198
Medical devices	1,865,884	1,166,093
Total retail revenue	$18,810,474	$16,734,988
Online pharmacy
Prescription drugs	$1,869,643	$-
OTC drugs	1,322,811	1,024,602
Nutritional supplements	221,031	107,194
TCM	23,199	13,681
Sundry products	546,720	438,736
Medical devices	929,430	859,392
Total online revenue	$4,912,834	$2,443,605
Drug wholesale
Prescription drugs	$5,966,148	$4,880,491
OTC drugs	915,146	1,074,261
Nutritional supplements	59,841	21,691
TCM	28,967	98,828
Sundry products	2,597	5,682
Medical devices	358,305	21,238
Total wholesale revenue	$7,331,004	$6,102,191
Total revenue	$31,054,312	$25,280,784

Contract Balances

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example membership points and membership rewards. The consideration received remains a contract liability until goods or services have been provided to the retail customer.

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2020	March 31, 2020
Trade receivable(included in accounts receivable, net)	$8,984,595	$9,770,656
Contract liabilities (included in accrued expenses)	1,112,508	1,106,982

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

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
Cash and cash equivalents	$18,477,212	$16,176,318
Restricted cash	15,095,116	14,806,288
Cash, cash equivalents and restricted cash	$33,572,328	$30,982,606

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the three months ended June 30, 2020 and 2019.

Notes payable

During the normal course of business, the Company regularly issues bank acceptance bills as a payment method to settle outstanding accounts payables with various material suppliers. The Company records such bank acceptance bills as notes payable. Such notes payable are generally short term in nature due to their short maturity period of six to nine months.

Income taxes

The Company accounts for income taxes following the liability method pursuant to FASB ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2020 and March 31, 2020, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

Under ASC 740-270, entities calculate the income tax provision for an interim period by distinguishing between elements recognized in the income tax provision through (1) applying an estimated annual effective tax rate (ETR) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and (2) discretely recognizing specific events (referred to as “discrete items”) as they occur. Entities should revise the ETR, as necessary, as of the end of each successive interim period during its fiscal year based on changes to any of these estimates and judgments.

The ETR expected to apply for the full fiscal year is applied to year-to-date ordinary income (or loss) at the end of each interim period to compute the year-to-date income tax (or benefit) applicable to ordinary income or loss. Income tax expense (or benefit) related to each discrete item is individually determined and recognized in the interim period when the discrete item occurs. As a result, the income tax provision (or benefit) for an interim period might include elements that apply to ordinary income or loss, as well as elements related to discrete items. Discrete items include significant items that are unusual or that occur infrequently. Determining which items are unusual or infrequent often requires a significant degree of judgment.

Under ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ETR instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to consolidated ordinary income (or loss) for the year-to-date interim period, except in certain circumstances. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to-date amount for the prior period.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $77,068 and $80,049 for the three months ended June 30, 2020 and 2019, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at June 30, 2020 and at March 31, 2020 were translated at 1 RMB to 0.1414 USD and at 1 RMB to 0.1410 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2020 and 2019 were at 1 RMB to 0.1411 USD and at 1 RMB to 0.1466 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 72,800) per bank. As of June 30, 2020 and March 31, 2020, the Company had deposits totaling $24,279,528 and $30,974,714 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 72,800) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the three months ended June 30, 2020, two vendors accounted for 35.0% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers. For the three months ended June 30, 2019, two vendors accounted for 49.2% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers.

For the three months ended June 30, 2020, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable. For the three months ended June 30, 2019, no customer accounted for more than 10% of the Company’s total sales or more than 10% of total accounts receivable.

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

The Company leases premises for retail drugstores, and offices under non-cancellable operating leases. Operating lease payments are expensed over the term of lease using straight line method. A majority of the Company’s retail drugstore leases have a 3 to 10 year term. Usually within one to three months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. If both parties agree to continue, a new lease contract with new lease terms has to been signed by both parties. Usually the rent may increase year by year based on the lease contract. Sublease is typically not allowed. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into but which have not yet commenced. The Company has historically been able to renew a majority of its drugstores leases. The weighted average remaining lease term is 3.2 years and the weighted average discount rate is 4.19%. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the leases. See Note 14 “Leases” for additional information.

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

 In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. Public business entity that is a U.S. Securities and Exchange Commission filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 on January 1, 2020. The adoption of the ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

Accounting pronouncements not yet effective to adopt

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company does not expect that the requirements of ASU 2019-12 will have a material impact on its consolidated financial statements.

Note 4 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of June 30, 2020 and March 31, 2020, financial assets available for sale amounted to $157,644 (RMB 1,114,500) and $157,159 (RMB 1,114,500), respectively. As of June 30, 2020, the fair value of an investment in a limited partner (LP) in a private equity fund (PE fund), which is intended to invest in retail pharmaceutical business, is $72,551 (RMB514,500). Additionally, the Company has invested in Inner Mongolia Songlu Pharmaceutical Co.(“Songlu Pharmaceutical”). As of June 30, 2020, the fair value of the investment is $84,608 (RMB600,000), which accounts for 0.5% shares of Songlu Pharmaceutical.

Note 5 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	June 30, 2020	March 31, 2020
Accounts receivable	$11,378,909	$12,034,726
Less: allowance for doubtful accounts	(2,394,314)	(2,264,070)
Trade accounts receivable, net	$8,984,595	$9,770,656

For the three months ended June 30, 2020 and 2019, $26,834 and $36,068 in accounts receivable were directly written off, respectively. As of June 30, 2020, $515,771 were pledged as collateral for borrowings from financial institutions. As of March 31, 2020, $627,055 were pledged as collateral for borrowings from financial institutions.

Note 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2020	March 31, 2020
Rental deposits (1)	$1,558,965	$1,364,975
Prepaid and other current assets	276,962	163,565
Total	$1,835,927	$1,528,540

(1)	The balance as of June 30, 2020 and March 31, 2020 includes short-term refundable rental security deposits.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2020	March 31, 2020
Building	$5,898,768	$5,880,627
Leasehold improvements	9,397,190	9,209,136
Farmland development cost	1,691,632	1,686,430
Office equipment and furniture	5,587,888	5,632,955
Motor vehicles	505,883	504,327
Total	23,081,361	22,913,475
Less: Accumulated depreciation	(13,758,940)	(13,059,852)
Impairment*	(2,226,731)	(2,219,883)
Property and equipment, net	$7,095,690	$7,633,740

*	The variance of impairment from March 31, 2020 to June 30, 2020 is solely caused by exchange rate variance.

Depreciation expenses for property and equipment totaled $695,151 and $441,559 for the three months ended June 30, 2020 and 2019, respectively. There were no fixed assets impaired in the three months ended June 30, 2020 and June 30, 2019.

Note 8 – LONG-TERM INVESTMENT

Long-term investment consists of the following:

	June 30, 2020		March 31, 2020
Kahamadi Bio (1)	$3,214	*	$6,217	*
Zhetong Medical (2)	3,960,544		2,538,234
Advance to suppliers, net	$3,963,758		$2,544,451

(1)	It represents 49% investment in Kahamadi Bio. The investment is recorded using the equity method. Kahamadi Bio suffered loss of $3,015 the three months ended June 30, 2020.

(2)	It represents 39% investment in Zhejiang Zhetong Medical Co., Ltd. Zhetong Medical was established in March 2020 to target potential acquisitions or cooperate with local pharmacies. By attracting more funds from local investors, the Company expects to continue growing its local network in the future.

Note 9 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest. As of June 30, 2020 and March 31, 2020, advance to suppliers consist of the following:

	June 30, 2020	March 31, 2020
Advance to suppliers	$3,160,046	$2,198,863
Less: allowance for unrefundable advances	(922,326)	(1,024,063)
Advance to suppliers, net	$2,237,720	$1,174,800

For the three months ended June 30, 2020 and 2019, none of the advances to suppliers were written off against previous allowance for unrefundable advances, respectively.

Note 10 – INVENTORY

Inventory consisted of finished goods, valued at $11,141,411 and $12,247,004 as of June 30, 2020 and March 31, 2020, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration dates to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of June 30, 2020 and March 31, 2020.

Note 11 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of June 30, 2020 and March 31, 2020, farmland assets are valued as follows:

	June 30,	March 31,
	2020	2020
Farmland assets	$2,191,944	$2,177,606
Less: Impairment*	(1,439,687)	(1,435,259)
Farmland assets, net	$752,257	$742,347

*	As of March 31, 2018, the book value of the Ginkgo trees planted in Qianhong Agriculture’s farmland, including their cultivation cost and land lease amortization expense, was approximately $2,416,839. Based on an independent appraisal report, the value of the Ginkgo trees was approximately $796,286 as of March 31, 2018. As a result, the Company recorded an agricultural inventory impairment of $1,620,553 as of March 31, 2018. The difference between the recorded impairment loss and impairment balance in the above is primarily due to the exchange rate variance over years. There are no leasehold impairment expense in the three months ended June 30, 2020 and 2019.

Note 12 – LONG TERM REFUNDABLE DEPOSITS, LANDLORDS

As of June 30, 2020 and March 31, 2020, long term deposits amounted to $1,447,547 and $1,456,384, respectively. Long term deposits are money deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid up front, plus additional deposits.

Note 13 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	June 30, 2020	March 31, 2020
Forest land use rights*	$985,156	$994,558
Others	64,028	52,205
Total	$1,049,184	$1,046,763

*	The prepayment for lease of forest land use rights is a payment made to a local government in connection with entering into an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of forest land use right was approximately $12,441 and $6,885 for the three months ended June 30, 2020 and 2019, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

For the year ending June 30,	Amount
2021	$26,515
2022	26,515
2023	26,515
2024	26,515
2025	26,515
Thereafter	852,581

Note 14 – LEASES

The Company leases most of its retail stores and corporate offices under operating leases, typically with initial terms of 3 to 10 years. Usually within one to three months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. If both parties agree to continue, a new lease contract with new lease terms has to been signed by both parties. Usually the rent may increase year by year based on the lease contract. Sublease is typically not allowed. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into but which have not yet commenced. The net lease cost for the three months ended June 30, 2020 is $1,671,118. The Company does not have finance lease according to the definition of ASU 2016-02, Leases (Topic 842). Supplemental cash flow information related to leases for the three months ended June 30, 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,671,118
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-

Supplemental balance sheet information related to leases as of June 30, 2020 is as follows:

Operating leases:
Operating lease right-of-use assets	$19,351,247

Current portion of operating lease liabilities	$466,213
Long-term operating lease liabilities	16,917,159
Total operating lease liabilities	$17,383,372

Weighted average remaining lease term
Operating leases	3.2

Weighted average discount rate
Operating leases	4.19%

The following table summarizes the maturity of lease liabilities under operating leases as of June 30, 2020:

Operating
For the year ending June 30,	Leases
2021	$485,355
2022	6,345,189
2023	4,510,762
2024	3,277,971
2025	1,995,568
Thereafter	2,575,035
Total lease payments	19,189,880
Less: imputed interest	(1,806,508)
Total lease liabilities	$17,383,372

Note 15 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	June 30, 2020	March 31, 2020
License (1)	$2,246,880	$2,220,512
Software(2)	1,086,366	1,083,024
Land use rights (3)	1,379,337	1,375,095
Total intangible assets	4,712,583	4,678,631
Less: accumulated amortization	(735,234)	(667,633)
Less: impairment(4)	(618,942)	(617,038)
Intangible assets, net	$3,358,407	$3,393,960

Amortization expense of intangibles amounted to $65,389 and $58,466 for the three months ended June 30, 2020 and 2019, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from a variety of drugstores such as Sanhao Pharmacy and several local stores. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In 2014, the Company acquired Sanhao Pharmacy, a drugstore chain. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. On January 9, 2020, the Company acquired a local drugstore chain. The acquired drugstores ceased their stores’ business and liquidate all of the stores’ accounts after Jiuzhou Pharmacy acquired them. In March 2020, the drugstore chain has dissolved and its certificates were transferred to new stores opened at the same time.

(2)	These balances primarily include the SAP ERP system, the Internet Clinic Diagnosis Terminal system and the Chronic Disease Management system. In 2017, we have installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. It is being amortized over three years since its installation. In 2020, we have installed an internet Clinic Diagnosis System used to strengthen our ability to perform online diagnosis which may increase more customer spending and a Chronic Disease Management System used to better manage and monitor our members’ health. As of June 30, 2020, the SAP system has a net value of $135,698 (RMB 959,352), the internet Clinic Diagnosis System has a net value of approximately $380,313 (RMB 2,688,709), the Chronic Disease Management System has a net value of approximately $16,462 (RMB 116,379) .

(3)	In July 2013, the Company purchased the land use rights of a plot of land in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as the Company’s farming business in Lin’an has not grown, the Company does not expect completion of the plant in the near future.

(4)	In the year ended March 31, 2020, the company evaluated the licenses of insurance applicable drugstores acquired in the past based on the discounted positive cash value. Due to the stricter government insurance policy in fiscal year 2021, the value of these licenses has declined. As a result, the company recorded an impairment. There are no impairment expense in the three months ended June 30, 2020 and 2019.

Note 16 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”) that provided working capital in the form of the following bank acceptance notes at June 30, 2020 and March 31, 2020:

		Origination	Maturity	June 30,	March 31,
Beneficiary	Endorser	date	date	2020	2020
Jiuzhou Pharmacy(1)	HUB	10/09/19	04/09/20	-	3,478,259
Jiuzhou Pharmacy(1)	HUB	11/06/19	05/06/20	-	164,582
Jiuzhou Pharmacy(1)	HUB	12/05/19	06/05/20	-	3,106,474
Jiuzhou Pharmacy(1)	HUB	12/31/19	06/30/20	-	2,289,308
Jiuzhou Pharmacy(1)	HUB	01/06/20	07/06/20	129,856	129,457
Jiuzhou Pharmacy(1)	HUB	02/19/20	08/19/20	5,120,844	5,105,096
Jiuzhou Pharmacy(1)	HUB	03/10/20	09/10/20	5,341,297	5,324,871
Jiuxin Medicine(1)	HUB	12/26/19	06/26/20	-	1,371,992
Jiuxin Medicine(1)	HUB	12/31/19	06/30/20		3,943,776
Jiuxin Medicine(1)	HUB	03/31/20	09/30/20	1,697,376	1,692,156
Jiuzhou Pharmacy(1)	HUB	04/10/20	10/10/20	2,969,129
Jiuzhou Pharmacy(1)	HUB	04/29/20	10/29/20	546,874
Jiuzhou Pharmacy(1)	HUB	05/09/20	11/09/20	3,803,552	-
Jiuzhou Pharmacy(1)	HUB	06/24/20	12/24/20	1,405,995	-
Jiuzhou Pharmacy(1)	HUB	06/30/20	12/30/20	891,122	-
Jiuxin Medicine(1)	HUB	06/30/20	12/30/20	4,809,329	-
Total				$26,715,374	$26,605,971

(1)	As of June 30, 2020, the Company had $26,715,374 (RMB 188,870,639) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $14,913,825 (RMB 105,684,113) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $8,770,422 three-year deposit (RMB 62,150,000) deposited into HUB as a collateral for current and future notes payable from HUB. As of March 31, 2020, the Company had $26,605,971 (RMB 188,677,437) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $14,596,179 (RMB 103,509,456) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $8,763,958 three-year deposit (RMB 62,150,000) deposited into HUB as a collateral for current and future notes payable from HUB.

As of June 30, 2020, the Company had a credit line of approximately $12.55 million in the aggregate from HUB. By putting up a three-year deposit of $8.77 million and the additional short-term deposits of $6.14 million deposited in the banks, the total credit line was $27.46 million. As of June 30, 2020, the Company had approximately $26.72 million of bank notes payable and approximately $0.74 million bank credit line was still available for further borrowing. The bank notes are secured by three shops of Jiuzhou Pharmacy and guaranteed by the Company’s major shareholders.

Note 17 – LOAN PAYABLE

On August 2, 2019 and December 11, 2019, the Company borrowed $717,810 and $6,460,290 from Haihui Commercial, respectively. After deducting processing fee and deposits which are refundable at the end of loan period, the Company received $617,317 and $5,878,864 respectively. The Company is required to pledge accounts receivable of three drugstores to Haihui Commercial. As of June 30, 2020, the remaining loan balance is $5,851,778. The Company is scheduled to make monthly repayments, among which $2,300,271 is due within a year. The Company has an option to pay off the debts earlier than the repayment schedule upon approval from Haihui Commercial.

Note 18 – TAXES

Income tax

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the three months ended June 30, 2020 was (17.4)%. The (17.4) % rate adjustments for the three months ended June 30, 2020 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax. The effective tax rate is based on forecasted annual results and these amounts may fluctuate significantly through the rest of the year as a result of the unpredictable impact of COVID-19 on its operating activities.

The effective tax rate on income before income taxes for the three months ended June 30, 2019 was (0.4)%. The (0.4)% rate adjustments for the three months ended June 30, 2019 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax.

The Company has recorded $0 unrecognized benefit as of June 30, 2020. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

Note 19 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $204,538 and $341,024 in employment benefits and pension for the three months ended June 30, 2020 and 2019, respectively.

Note 20 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	June 30, 2020	March 31, 2020
Due to a director and CEO (1) :	491,300	490,218

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

The Company leases from Mr. Lei Liu a retail space; the lease expires in September 2020. Rent expenses totaled $6,532 and $6,785 for the three months ended June 30, 2020 and 2019, respectively. The amounts owed under the lease for the three months ended June 30, 2020 and 2019 were not paid to Mr. Liu as of June 30, 2020.

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

On June 1, 2020, the investor exercised 25,000 warrants at the price of $3.10 per share in cash. As of June 30, 2020, 647,000 warrants had not been exercised. The fair value of the warrants issued to purchase 647,000 and 672,000 shares as of June 30, 2020 and March 31, 2020, as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	June 30, 2020	March 31, 2020

Stock price	$1.44	$1.77
Exercise price	$3.10	$3.10
Annual dividend yield	-%	-%
Expected term (years)	0.56	0.81
Risk-free interest rate	0.18%	0.71%
Expected volatility	98.86%	62.08%

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $64,090 as of March 31, 2020. For the three months ended June 30, 2020 and June 30, 2019, the Company recognized a loss of $4,890 and a gain of $403,555 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $68,980 for the investor warrant and placement agent warrant, collectively, as of June 30, 2020.

Note 22 – EMPLOYEE DEPOSITS

To encourage operating team, which consists of doctors and nurses, to devote their efforts to run clinics, Linjia Medical allows them to put deposits in the clinic where doctors and nurses work, and take shares in any profit of the clinic. The principal amounts of these deposits are refundable in the event the doctors and nurses leave the clinic. In order to properly reflect Linjia Medical’s liabilities, the Company reclassified the deposit of $14,145 (RMB100,000) and $70,507 (RMB500,000) as financial liability as of June 30, 2020 and March 31, 2020.

Note 23 – STOCKHOLDER’S EQUITY

Common stock

On April 15, 2019, the Company closed a registered direct offering of 4,000,008 shares of common stock at $2.50 per share with gross proceeds of $10,000,020 from our effective shelf registration statement.

On June 1, 2020, an investor exercised 25,000 warrants at the price of $3.10 per share in cash. The Company issued 25,000 shares of common stocks.

On June 3, 2020, the Company closed a registered direct offering of 5,000,004 shares of common stock at $2.00 per share with gross proceeds of $10,000,008 from its effective shelf registration statement.

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

Concurrent with the registered direct offering of common stock that closed on June 3, 2020, the Company issued to several investors in a private placement warrants to purchase up to 3,750,003 shares of common stock. In connection with the offering, the Company also issued a warrant to its placement agent of this offering, pursuant to which the agent may purchase up to 6.5% of the aggregate number of shares of common stock sold in the offering, i.e. 300,000 shares at an exercise price of $2.57 per share. The warrant becomes exercisable on December 2, 2020 and will expire on June 2, 2025.

Upon evaluation, both the warrants issued in April 2019 and June 2020 meet the definition of an equity transaction under FASBASC 815. Accordingly, the fair value of the warrants is recorded as a part of additional paid-in capital.

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

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the three months ended June 30, 2020 and 2019, none was recorded as compensation expense. As of June 30, 2020, all compensation costs related to stock option compensation arrangements granted have been recognized.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the three months ended June 30, 2020 and 2019, the Company did not make appropriations to statutory reserves.

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

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	The three months ended June 30,
	2020	2019
Net loss attributable to controlling interest	$(231,509)	$(2,134,951)
Weighted average shares used in basic computation	34,428,271	32,453,269
Diluted effect of stock options and warrants	-	-
Weighted average shares used in diluted computation	34,428,271	32,453,269
Loss per share – Basic:	-	-
Net loss attributable to controlling interest	$(0.01)	$(0.07)
Loss per share – Diluted:
Net loss attributable to controlling interest	$(0.01)	$(0.07)

For the three months ended June 30, 2020, 967,000 shares underlying employee stock options and 575,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operations for the three months ended June 30, 2020.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$18,810,474	$4,912,834	7,331,004	-	31,054,312
Cost of goods	12,402,182	4,228,411	6,443,500	-	23,074,093
Gross profit	$6,408,292	$684,423	887,504	-	7,980,219
Selling expenses	4,977,047	704,876	590,484	-	6,272,407
General and administrative expenses	1,128,083	59,011	933,072	-	2,120,166
Loss from operations	$303,162	$(79,464)	(636,052)	-	(412,354)
Depreciation and amortization	$750,498	$-	10,042	-	760,540
Total capital expenditures	$169,807	$-		-	169,807

The following table presents summarized information by segment of the continuing operations for the three months ended June 30, 2019.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$16,734,988	$2,443,605	6,102,191	-	25,280,784
Cost of goods	11,682,721	2,096,850	5,439,775	-	19,219,346
Gross profit	$5,052,267	$346,755	662,416	-	6,061,438
Selling expenses	4,835,666	473,380	659,505	-	5,968,551
General and administrative expenses	1,733,704	55,123	1,062,785	-	2,851,612
Loss from operations	$(1,517,103)	$(181,748)	(1,059,874)	-	(2,758,725)
Depreciation and amortization	$504,463	$-	8,486	-	512,949
Total capital expenditures	$753,173	$-		-	753,173

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard.

The Company’s net revenue from external customers through its retail drugstores by main product category for the three months ended June 30, 2020 and 2019 were as follows:

	For the three months ended
	June 30,
	2020	2019
Prescription drugs	$7,406,774	$5,695,286
OTC drugs	6,818,484	7,240,228
Nutritional supplements	1,347,769	1,231,133
TCM	949,012	1,104,050
Sundry products	422,551	298,198
Medical devices	1,865,884	1,166,093
Total	$18,810,474	$16,734,988

The Company’s net revenue from external customers through online pharmacy by main product category is as follows:

	For the three months ended
	June 30,
	2020	2019
Prescription drugs	$1,869,643	$-
OTC drugs	1,322,811	1,024,602
Nutritional supplements	221,031	107,194
TCM	23,199	13,681
Sundry products	546,720	438,736
Medical devices	929,430	859,392
Total	$4,912,834	$2,443,605

The Company’s net revenue from external customers through wholesale by main product category is as follows:

	For the three months ended
	June 30,
	2020	2019
Prescription drugs	$5,966,148	$4,880,491
OTC drugs	915,146	1,074,261
Nutritional supplements	59,841	21,691
TCM	28,967	98,828
Sundry products	2,597	5,682
Medical devices	358,305	21,238
Total	$7,331,004	$6,102,191

Note 26 – Subsequent Events

Management of the Company has evaluated subsequent events through the date of the report, and there was no material subsequent event requiring adjustments to the financial statements or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may,” “will,” “could,” “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “predict,” and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended March 31, 2020 and filed with the SEC on July 10, 2020. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of June 30, 2020, we had 117 pharmacies in Hangzhou city and its adjacent town Lin’an under the store brand of “Jiuzhou Grand Pharmacy” and 4 independent pharmacies controlled by Jiuzhou Pharmacy. During the three months ended June 30, 2020, we dissolved one pharmacy.

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

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also planted gingkgo trees but have not incurred sales in the three months ended June 30, 2020.

Amidst the COVID-19 outbreak in February 2020, we experienced a decline in the number of customer visits. However, the spread of the disease has been effectively controlled in the three months ended June 30, 2020. The number of the new infected daily has become limited. People tend to work and live as usual. As a result, we believe these negative impacts are temporary.

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

The long-lived asset impairment loss calculation contains uncertainty since management must use judgment to estimate each asset group’s future sales, profitability and cash flows. When preparing these estimates, the Company considers historical results and current operating trends and consolidated sales, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic and regulatory conditions, efforts of third party organizations to reduce their prescription drug costs and/or increased member co-payments, the continued efforts of competitors to gain market share and consumer spending patterns. There were no material impairment losses for definite-lived intangible assets recognized in the three months ended June 30, 2020 and 2019.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020		2019
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$31,054,312	100.0%	$25,280,784	100.0%
Gross profit	$7,980,219	25.7%	$6,061,438	24.0%
Selling expenses	$6,272,407	20.2%	$5,968,551	23.6%
General and administrative expenses	$2,120,166	6.8%	$2,851,612	11.3%
Loss from operations	$(412,354)	(1.3)%	$(2,758,725)	(10.9)%
Other Income(expense), net	$86,222	0.3%	$(14,612)	(0.1)%
Change in fair value of derivative liability	$(4,890)	0.0%	$403,555	1.6%
Income tax expense	$57,570	0.2%	$8,388	0.0%
Net loss	$(388,592)	(1.3)%	$(2,378,170)	(9.4)%

Revenue

Due to the growth in our retail drugstores business, online pharmacy and wholesale business, revenue increased by $5,773,528 or 22.8% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.

Revenue by Segment

The following table breaks down the revenue of our four business segments for the three months ended June 30, 2020 and 2019:

	For the three months ended June 30,
	2020		2019
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$18,810,474	60.6%	$16,734,988	66.2%	$2,075,486	12.4%
Revenue from online sales	4,912,834	15.8%	2,443,605	9.7%	2,469,229	101.1%
Revenue from wholesale business	7,331,004	23.6%	6,102,191	24.1%	1,228,813	20.1%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$31,054,312	100.0%	$25,280,784	100.0%	$5,773,528	22.8%

Retail drugstores sales, which accounted for approximately 60.6% of total revenue for the three months ended June 30, 2020, increased by $2,075,486, or 12.4% compared to the three months ended June 30, 2019, to $16,734,988. Same-store sales increased by approximately $1,610,851, or 9.9%, while new stores contributed approximately $459,074 in revenue in the three months ended June 30, 2020.

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

Chronic diseases such as high blood pressure, diabetes and hyperlipidemia become more and more prevalent nationwide. These types of patients usually visit doctors who prescribe chronic disease drugs every couple weeks. In order to attract these patients to continuously purchase products at our stores, we created chronic disease management program. Once a patient visits our store, we will record their information, type in our electronic system and then closely monitor these patients. After they become members in our chronic disease management program, we send regular reminders and health tips to them. Usually these patient are old people, which have more spare time than the young people. We provide in-store spaces for them to take free tests such as blood pressure test, talk to our doctors and listen to specialists. As a result, more chronic diseases patients became our loyal members and spent more in purchasing our products.

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

Furthermore, in fiscal years 2018 and 2019, we have accelerated our expansion of new stores, which have generated more retail drugstore revenues. Among the new stores, thirty stores have become qualified for municipal government insurance reimbursement after operation of a year or more. Sales reimbursed from municipal government insurance program usually account for more than 50% of our total sales at maturing stores. As these stores gained such qualifications, their sales increased quickly as compared to the previous year. Our store count is 117 at June 30, 2020 and 119 at June 30, 2019.

Our online pharmacy sales increased by approximately $2,469,229, or 101.1% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase was primarily caused by an increase in sales of prescription drugs via e-commerce platforms such as Tmall. Prescription drugs used to be prohibited from sales online due to safety concern. However, because the nation has lifted the ban order, online prescription drug sales become popular. As a result, the sale of prescription drugs was $1,869,643 in the three months ended June 30, 2020 as compared to none in the three month ended June 30, 2019. Additionally, we maintained a membership care program targeted at chronic disease customers. We have closely interacted with our members via WeChat by providing healthcare knowledge and reminding our customers to refill medicine. By implementing a personalized customer care program, we were able to promote our sales.

Wholesale revenue increased by $1,228,813 or 20.1% primarily as a result of our ability to resell certain products, which our retail stores made large order on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the increase in the wholesale volume. However, hospitals are still the dominant drug retailers in China. Local hospitals usually have strong ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the three months ended June 30, 2020 and 2019, we have not generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013, more than seven years ago. A ginkgo tree may have a growth period of up to twenty-three months before it is mature enough for harvest. Usually, the longer a ginkgo tree grows the more valuable it becomes. Therefore, we have not yet harvested our ginkgo trees. We plan to continue cultivating the trees in order to maximize their market value in the future. We will continue to grow ginkgo trees in the future.

Gross Profit

Gross profit increased by $1,918,781 or 31.7% period over period primarily as a result of an increase in gross profit provided by retail pharmacy business, which increased significantly in the three months ended June 30, 2020. At the same time, gross margin increased slightly from 24.0% to 25.7% due to higher retail pharmacy profit margins. The average gross margins for each of our four business segments are as follows:

	For the three months ended June 30,
	2020	2019
Average gross margin for retail drugstores	34.1%	30.2%
Average gross margin for online sales	13.9%	14.2%
Average gross margin for wholesale business	12.1%	10.9%
Average gross margin for farming business	N/A	N/A

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

Selling and Marketing Expenses

Selling and marketing expenses increased by $303,856, or 5.1%, as compared to the same period of last fiscal year, primarily due to increase in fee charged by various platforms as a result of sale increase in our online pharmacy. As our online pharmacy sales more than doubled in the three months ended June 30, 2020 as compared to the same period last year. We incurred service fee from third-party platforms such as Tmall and JD.com, which usually charge their fee based on a proportion of our sales via their platforms. The service fee increased by $210,771 period over period Overall, such expenses as a percentage of our revenue were 20.2% and 23.6% respectively, in the three months ended June 30, 2020 and 2019.

General and Administrative Expenses

General and administrative expenses decreased by $731,446, or 25.7%, as compared to the same period of last year. Such expenses as a percentage of revenue decreased to 6.8% from 11.3% for the same period of last year. In the three months ended June 30, 2020, we recorded bad debt allowance expense of $18,320 as compared to $758,231 in the same period of last year. Excluding such an effect, the general and administrative expenses increased by $8,465 period over period.

Loss from Operations

As a result of the above, we had loss from operations of $412,354 in the quarter ended June 30, 2020, as compared to loss from operations of $2,758,725 a year ago. Our operating margin for the three months ended June 30, 2020 and 2019 was (1.3)% and (10.9)%, respectively.

Income Taxes

Our income tax expense increased by $49,182 period over period due to an increase in overall profit.

Net Loss

As a result of the foregoing, net loss is $388,592 in the three months ended June 30, 2020 as compared to a net loss of $2,378,170 in the three months ended June 30, 2019.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect. We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$6,510,697	$763,651	$854,273	$-	$8,128,621
4- 6 months	178,253	106,441	170,485	-	455,179
7- 12 months	29,847	-	395,889	-	425,736
Over one year	1,997,237	-	372,137		2,369,374
Allowance for doubtful accounts	(1,833,796)	(12,959)	(547,560)		(2,394,315)
Total accounts receivable	$6,882,238	$857,133	$1,245,224	$-	$8,984,595

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs. In the three months ended June 30, 2020, we wrote off an approximately $26,834 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

Accounts receivables from our online pharmacy business mainly consist of receivables from insurance company and a service company handling with insurance companies. As we continue to expand our business with commercial insurance company, our receivables from them increased. Additionally, certain receivables are from third-party platforms such as JD.com where we sell products. Usually the third-party platforms will collect from customers ordering on their platforms and then reimburse us at a later date. Such reimbursement periods range from several days to a month after orders are placed.

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

Subsequent to June 30, 2020 and through July 31, 2020, we collected approximately $2.8 million in receivables relating to our drugstore business, approximately $0.6 million in receivables relating to our online pharmacy business, approximately $1.0 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$219,481	$-	$1,428,813	$-	$1,648,294
4- 6 months	35,556	-	276,464	-	312,020
7- 12 months	180,565	-	206,598	-	387,163
Over one year	171,611	-	640,958	-	812,569
Allowance for doubtful accounts	(211,937)	-	(710,389)	-	(922,326)
Total advances to suppliers	$395,276	$-	$1,842,444	$-	$2,237,720

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchases of certain non-medical products. As a result, our retail chain had little advances to suppliers as of June 30, 2020. In the three months ended June 30, 2020, we had outstanding advances to suppliers with which we have ceased doing business. These advances have been fully reserved.

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

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	For the three months ended June 30,
	2020	2019
Net cash used in operating activities	$(5,478,357)	$(8,164,764)
Net cash used in investing activities	$(1,597,437)	$(1,171,543)
Net cash provided by financing activities	$9,470,664	$8,018,325

For the three months ended June 30, 2020, cash used in operating activities amounted to $(5,478,357), as compared to $(8,164,764) for the same period a year ago. The change is primarily attributable to a decrease in cash provided by inventories and biological assets of $1,710,955, a decrease in cash provided by advances to suppliers of $1,194,818, a decrease in cash provided by bad debt direct write-off and provision of $739,911 offset by an increase of $3,462,675 in accounts payable, and an increase in cash provided by accounts receivable of $1,404,352.

For the three months ended June 30, 2020, net cash used in investing activities amounted to $(1,597,437), as compared to $(1,171,543) provided by investing activities for the same period a year ago. The change is primarily attributable to a decrease in cash provided by investment in a joint venture of $1,408,155, offset by an increase in additions to leasehold improvements and increase intangible assets.

For the three months ended June 30, 2020, net cash provided by financing activities amounted to $9,470,664, as compared to $8,018,325 net cash used in financing activities for the same period a year ago. The increase is primarily due to proceeds of notes payable and proceeds from equity financing. Additionally, we borrowed an one-year loan of $705,585 from Beijing Bank.

As of June 30, 2020, we had cash of approximately $18,477,212. Our total current assets as of June 30, 2020, were $63,557,480 and total current liabilities were $52,176,073, which resulted in a working capital of $11,381,407.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term loan payable	$2,121,720	2,121,720	-	-	-
Notes payable	26,715,374	26,715,374	-	-	-
Long-term loan payable	3,551,507	-	3,551,507	-	-
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	17,383,372	466,213	9,818,579	4,769,610	2,328,970
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP*	68,980	-	68,980	-	-
Total	$49,840,953	29,303,307	13,439,066	4,769,610	2,328,970

*	This refers to warrants to purchase shares of common stock issued to an institutional investor and a placement agent (See Note 19).

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	June 30, 2020	March 31, 2020
Balance sheet items, except for the registered and paid-up capital, as of end of period	USD1: RMB0.1414	USD1: RMB0.1410

Amounts included in the statement of Operations and statement of cash flows for the period ended	USD1: RMB0.1411	USD1: RMB0.1436

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2020:

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

Management’s assessment of the control deficiency over accounting and finance personnel as of June 30, 2020 considered the same factors, including:

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

Remediation of Material Weakness for the quarter ended June 30, 2020

Subsequent to the identification of the material weakness, we have enhanced existing controls and design and implemented new controls. We have devoted significant time and attention to remediate the above material weakness. For example, we redesigned our system to retrieve data faster, so we are able to identify and reconcile the GAAP difference more efficiently. In addition, we trained our accounting staff with U.S. GAAP knowledge, so they can meet the requirement from our auditors more efficiently. These improvements to our internal control infrastructure were implemented, and were in place in connection with the preparation of our financial statements for the three months ended June 30, 2020. As such, we believe that the remediation initiative outlined above will be sufficient to remediate as the changes become operational for future years the material weakness in internal control over financial reporting as discussed.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of Warrant to the investors in June 2020 (Incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 2, 2020)
4.2	Form of Warrant to the placement agent in June 2020 (Incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 2, 2020)
10.1	Form of Securities Purchase Agreement dated June 1, 2020 (Incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 2, 2020)
10.2	Engagement Agreement with H.C. Wainwright & Co. dated May 31, 2020 (Incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 2, 2020)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: August 14, 2020	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: August 14, 2020	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer

