Form 10-Q
period 2020-09-30
CHINA JO-JO DRUGSTORES, INC.
filed 2020-11-13
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 12, 2020, the registrant had 37,961,790 shares of common stock outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2020

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited condensed consolidated balance sheets as of September 30, 2020 and March 31, 2020	1
	Unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2020 and 2019	2
	Unaudited condensed consolidated statements of changes in stockholders’ equity for the three and six months ended September 30, 2020 and 2019	3
	Unaudited condensed consolidated statements of cash flows for the six months ended September 30, 2020 and 2019	4
	Notes to unaudited condensed consolidated financial statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44

PART II	OTHER INFORMATION
Item 6.	Exhibits	45
Signatures		46

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2020	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,646,487	$16,176,318
Restricted cash	13,722,479	14,806,288
Financial assets available for sale	163,818	157,159
Notes receivable	73,494	57,005
Trade accounts receivable	9,992,142	9,770,656
Inventories	13,227,559	12,247,004
Other receivables, net	5,225,418	5,069,442
Advances to suppliers	1,929,273	1,174,800
Other current assets	1,833,208	1,528,540
Total current assets	67,813,878	60,987,212

PROPERTY AND EQUIPMENT, net	6,768,478	7,633,740

OTHER ASSETS
Long-term investment	4,115,839	2,544,451
Farmland assets	789,638	742,347
Long term deposits	1,533,640	1,456,384
Other noncurrent assets	1,077,100	1,046,763
Operating lease right-of-use assets	19,946,821	21,711,376
Intangible assets, net	3,440,046	3,393,960
Total other assets	30,903,084	30,895,281

Total assets	$105,485,440	$99,516,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term bank loan	$2,204,820	1,410,130
Accounts payable, trade	24,904,087	21,559,494
Notes payable	23,327,972	26,605,971
Other payables	1,888,563	2,522,330
Other payables - related parties	574,103	490,218
Customer deposits	1,262,520	708,140
Taxes payable	245,203	119,247
Accrued liabilities	653,409	753,612
Long-term loan payable-current portion	2,375,729	2,287,742
Current portion of operating lease liabilities	1,056,181	981,090
Total current liabilities	58,492,587	57,437,974

Long-term loan payable	3,089,373	4,115,958
Long-term operating lease liabilities	16,500,499	19,049,575
Employee Deposits	14,699	70,507
Purchase option and warrants liability	36,306	64,090
Total liabilities	78,133,464	80,738,104

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 37,961,790 and 32,936,786 shares issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	37,962	32,937
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of September 30 and March 31, 2020, respectively	-	-
Additional paid-in capital	63,568,876	54,209,301
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(38,126,065)	(36,400,837)
Accumulated other comprehensive income	2,565,454	1,440,424
Total stockholders’ equity	29,355,336	20,590,934
Noncontrolling interests	(2,003,360)	(1,812,805)
Total equity	27,351,976	18,778,129
Total liabilities and stockholders’ equity	$105,485,440	$99,516,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2020	2019	2020	2019

REVENUES, NET	$30,842,545	$28,353,779	$61,896,857	$53,634,563

COST OF GOODS SOLD	23,829,793	21,660,415	46,903,886	40,879,761

GROSS PROFIT	7,012,752	6,693,364	14,992,971	12,754,802

SELLING EXPENSES	6,475,512	6,485,848	12,747,919	12,454,399
GENERAL AND ADMINISTRATIVE EXPENSES	2,061,559	1,823,935	4,181,725	4,675,547
TOTAL OPERATING EXPENSES	8,537,071	8,309,783	16,929,644	17,129,946

LOSS FROM OPERATIONS	(1,524,319)	(1,616,419)	(1,936,673)	(4,375,144)

OTHER INCOME (EXPENSE):
INTEREST INCOME	187,667	340,514	351,255	388,387
INTEREST EXPENSE	(117,692)	-	(245,079)	-
OTHER	(124,496)	(72,225)	(74,475)	(134,710)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	32,674	6,865	27,784	410,420

LOSS BEFORE INCOME TAXES	(1,546,166)	(1,341,265)	(1,877,188)	(3,711,047)

PROVISION FOR INCOME TAXES	(18,975)	5,702	38,595	14,090

NET LOSS	(1,527,191)	(1,346,967)	(1,915,783)	(3,725,137)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(33,472)	(122,004)	(190,555)	(365,223)

NET LOSS ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(1,493,719)	(1,224,963)	(1,725,228)	(3,359,914)

Foreign currency translation adjustments	1,031,461	(536,335)	1,125,030	(941,573)

COMPREHENSIVE LOSS	$(495,730)	$(1,883,302)	$(790,753)	$(4,666,710)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	37,961,790	32,936,786	36,232,144	32,696,348
Diluted	37,961,790	32,936,786	36,232,144	32,696,348

EARNINGS PER SHARES:
Basic	$(0.04)	$(0.04)	$(0.05)	$(0.10)
Diluted	$(0.04)	$(0.04)	$(0.05)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
	Common Stock		Additional	Retained Earnings		other	Non-
	Number of		Paid-in	Statutory	Accumulated	comprehensive	controlling
	shares	Amount	capital	reserves	deficit	income/(loss)	interest	Total
BALANCE, March 31, 2019.	28,936,778	28,937	44,905,664	1,309,109	(30,587,468)	2,508,964	(1,194,039)	16,971,167

Stock based compensation	-	-	34,560	-	-	-	-	34,560
Sale of stock and warrants	4,000,008	4,000	9,269,077	-	-	-	-	9,273,077
Net loss	-	-	-	-	(2,134,951)	-	(243,219)	(2,378,170)
Foreign currency translation loss	-	-	-	-	-	(403,620)		(403,620)
BALANCE, June 30, 2019.	32,936,786	32,937	54,209,301	1,309,109	(32,722,419)	2,105,344	(1,437,258)	23,497,014
Net loss	-	-	-	-	(1,224,963)	-	(122,004)	(1,346,967)
Foreign currency translation loss	-	-	-	-	-	(526,630)	-	(526,630)
BALANCE, September 30, 2019.	32,936,786	32,937	54,209,301	1,309,109	(33,947,382)	1,578,714	(1,559,262)	21,623,417

BALANCE, March 31, 2020.	32,936,786	32,937	54,209,301	1,309,109	(36,400,837)	1,440,424	(1,812,805)	18,778,129
Exercise of warrants	25,000	25	77,475	-	-	-	-	77,500
Sale of stock and warrants	5,000,004	5,000	9,282,100	-	-	-	-	9,287,100
Net loss	-	-	-	-	(231,509)	-	(157,083)	(388,592)
Foreign currency translation loss	-	-	-	-	-	93,569		93,569
BALANCE, June 30, 2020.	37,961,790	37,962	63,568,876	1,309,109	(36,632,346)	1,533,993	(1,969,888)	27,847,706
Net loss	-	-	-	-	(1,493,719)	-	(33,472)	(1,527,191)
Foreign currency translation loss	-	-	-	-	-	1,031,461	-	1,031,461
BALANCE, September 30, 2020.	37,961,790	37,962	63,568,876	1,309,109	(38,126,065)	2,565,454	(2,003,360)	27,351,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,915,783)	$(3,725,137)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt direct write-off and provision	(286,076)	767,250
Depreciation and amortization	1,258,156	1,051,907
Stock based compensation	-	34,560
Change in fair value of purchase option derivative liability	(27,784)	(410,420)
Changes in operating assets and liabilities：
Accounts receivable, trade	41,724	555,289
Notes receivable	(13,675)	92,655
Inventories and biological assets	(448,573)	975,170
Other receivables	279,650	(206,247)
Advances to suppliers	(531,255)	(106,790)
Other current assets	(853,289)	(1,031,185)
Long term deposit	(15,106)	682,504
Other noncurrent assets	13,619	13,791
Accounts payable, trade	2,362,338	1,938,015
Other payables and accrued liabilities	(845,411)	(568,457)
Customer deposits	509,549	744,912
Taxes payable	123,082	165,692

Net cash used in/provided by operating activities	(348,834)	973,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of financial assets available for sale	-	14,457
Acquisition of equipment	(33,968)	(374,992)
Purchases of intangible assets	(55,038)	(462,266)
Investment in a joint venture	(1,422,193)	-
Additions to leasehold improvements	(246,846)	(622,464)
Net cash used in investing activities	(1,758,045)	(1,445,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	714,160	682,692
Repayment of third parties’ loan	(1,175,725)	-
Proceeds from notes payable	22,668,388	21,745,277
Repayment of notes payable	(26,949,176)	(24,862,363)
Decrease in Employee Deposits	(57,133)	-
Exercise of warrants	77,500	-
Proceeds from equity financing	9,205,173	9,273,077
Repayment of other payables-related parties	68,994	(458,002)
Net cash provided by financing activities	4,552,181	6,380,681

EFFECT OF EXCHANGE RATE ON CASH	1,941,058	(1,368,958)

INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,386,360	4,539,967

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	30,982,606	24,745,202

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$35,368,966	$29,285,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	247,371	-
Cash paid for income taxes	$3,457	$28,777

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

The Company is an online and offline retailer and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. On March 31, 2017, Jiuxin Management established a subsidiary, Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”) to operate drugstores in Lin’an City.

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

The Company’s offline retail business also includes four medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. In May 2014, Shouantang Technology established Hangzhou Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”). In May 2016, Shouantang Bio set up and held 49% of Hangzhou Kahamadi Bio-technology Co., Ltd.(“Kahamadi Bio”), a joint venture specializing in brand name development for nutritional supplements. In 2018, Jiuzhou Pharmacy invested a total of $741,540 (RMB5,100,000) in and held 51% of Zhejiang Jiuzhou Linjia Medical Investment and Management Co. Ltd (“Linjia Medical”), which operates two new clinics in Hangzhou as of March 31, 2020. On March 29, 2019, Jiuzhou Pharmacy formed and currently holds 51% of the equity of Zhejiang AyiGe Medical Health Management Co., Ltd. (“Ayi Health”), which is intended to provide technical support such as IT and customer support to our health management business in the future.

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

The Company’s wholesale business is primarily conducted through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), which is licensed to distribute prescription and non-prescription pharmaceutical products throughout China. Jiuzhou Pharmacy acquired Jiuxin Medicine on August 25, 2011. On April 20, 2018, 10% of Jiuxin Medicine shares were sold to Hangzhou Kangzhou Biotech Co. Ltd. for total proceeds of $79,625 (RMB 507,760).

The Company’s herb farming business is conducted by Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary of Jiuxin Management. Due to the complexity of the cultivation business, Qianhong Agriculture has not grown herbs in the six months ended September 30, 2020.

The accompanying condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Entity Name	Background	Ownership
Renovation	● Incorporated in Hong Kong SAR on September 2, 2008	100%

Jiuxin Management	● Established in the PRC on October 14, 2008 ● Deemed a wholly foreign owned enterprise (“WFOE”) under PRC law ● Registered capital of $23.5 million fully paid	100%

Shouantang Technology	● Established in the PRC on July 16, 2010 by Renovation with registered capital of $20 million ● Registered capital requirement reduced by the SAIC to $11 million in July 2012 and is fully paid ● Deemed a WFOE under PRC law ● Invests and finances the working capital of Quannuo Technology	100%

Qianhong Agriculture	● Established in the PRC on August 10, 2010 by Jiuxin Management ● Registered capital of RMB 10 million fully paid ● Carries out herb farming business	100%

Jiuzhou Pharmacy (1)	● Established in the PRC on September 9, 2003 ● Registered capital of RMB 5 million fully paid ● Operates the “Jiuzhou Grand Pharmacy” stores in Hangzhou	VIE by contractual arrangements (2)

Jiuzhou Clinic (1)	● Established in the PRC as a general partnership on October 10, 2003 ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

Jiuzhou Service (1)	● Established in the PRC on November 2, 2005 ● Registered capital of RMB 500,000 fully paid ● Operates a medical clinic adjacent to one of Jiuzhou Pharmacy’s stores	VIE by contractual arrangements (2)

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

The drug retail business is a highly competitive industry in the PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. In order to increase the Company’s competitive advantages and gain more local retail pharmacy market share, from fiscal year 2018, we opened fifty-nine new stores in Hangzhou. As a result, the Company incurred significant incremental expense related to rental, labor hiring and training, and marketing activities. As the retail pharmaceutical market becomes more competitive in recent years, a new store usually cannot make profit in its operation until a year later. In fact, the Company incurred significant expenses with limited incremental revenue in the period it opened new stores. At their openings, except for four stores, almost all of the new stores were without government insurance reimbursement certificates. In fact, it usually takes more than one year for a new store to apply for and obtain the local government insurance reimbursement certificate. As of September 30, 2020, the Company had obtained forty-seven reimbursement certificates for stores opened in fiscal 2018 and thereafter. Historically in a mature store, more than half of the total revenue were collected from the individual customers’ government insurance program. The Company is in the process of actively applying certificates for all of its new stores. In the future, as more and more stores obtain certificates, the Company expect its new store revenue to increase and eventually contribute positive operating cash flow.

The Company’s principal sources of liquidity consist of existing cash, equity financing, and bank facilities from local banks as well as personal loans from its principal shareholders if necessary. On April 15, 2019, the Company closed a registered direct offering of 4,000,008 shares of common stock at $2.50 per share with gross proceeds of $10,000,020 from its effective shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement dated April 11, 2019 (the “2019 Securities Purchase Agreement”), by and among the Company and the investors named therein. On June 3, 2020, the Company closed a registered direct offering of 5,000,004 shares of common stock at $2.00 per share with gross proceeds of $10,000,008 from its effective shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement dated June 1, 2020 (the “2020 Securities Purchase Agreement”), by and among the Company and the investors named therein.

The Company has a credit line agreement from a local bank as displayed in detail in Note 16. As of September 30, 2020, approximately $3.11 million of the aforementioned bank credit line was available for further borrowing. Additionally, Jiuzhou Pharmacy obtained a credit line of approximately $7,175,000 (RMB50,000,000) from Haihui Commercial Factoring (Tianjin) Co. Ltd. (“Haihui Commercial”) for three years beginning July 26, 2019. As of September 30, 2020, the full amount has been borrowed from Haihui Commercial. Any borrowing thereunder is guaranteed by a third-party guarantor company and secured by the Company’s assets pursuant to a collateral agreement, as well as personal guarantees of some of its principal shareholders.

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash, cash equivalents and restricted cash, financial assets available for sales, trade accounts receivable, notes receivables, other receivable, accounts payable, other payable, notes payable, long-term loan payable, employee deposits and warrants liability. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, notes receivables, and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments (Level 1). The carrying amount of notes payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 16). The carrying amount of Long-term loan payable approximates fair value based on borrowing rates of similar bank loan currently available to the Company (Level 2) (See Note 17). The carrying amount of the Company’s derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2) (See Note 21). The carrying amount of the financial assets available for sale is recorded at fair value and is determined based on unobservable inputs (Level 3) (See Note 4). The carrying amount of the employee deposits is recorded at fair value and is determined based on unobservable inputs (Level 3) (See Note 22).

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash, cash equivalents and restricted cash	$35,368,966	-	-	$35,368,966
Financial assets available for sale	-	-	163,818	163,818
Trade accounts receivable	9,992,142	-	-	9,992,142
Notes receivable	73,494	-	-	73,494
Other receivable	5,225,418	-	-	5,225,418
Accounts payable	24,904,087	-	-	24,904,087
Notes payable	-	23,327,972	-	23,327,972
Other payable	1,888,563	-	-	1,888,563
Long-term loan payable	-	3,089,373	-	3,089,373
Employee Deposits	-	-	14,699	14,699
Warrants liability	-	36,306	-	36,306

Total	$77,452,670	26,453,651	178,517	$104,084,838

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

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by major source in each segment for the three and six months ended September 30, 2020 and 2019:

For the three months ended September 30	2020	2019
Retail drugstores
Prescription drugs	$5,982,706	$6,022,934
OTC drugs	7,617,159	7,463,201
Nutritional supplements	1,664,265	1,676,974
TCM	1,054,378	1,954,500
Sundry products	338,112	290,750
Medical devices	1,273,876	592,914
Total retail revenue	$17,930,496	$18,001,273
Online pharmacy
Prescription drugs	$1,758,516	$-
OTC drugs	1,983,034	1,126,655
Nutritional supplements	208,062	136,513
TCM	72,349	21,969
Sundry products	411,494	374,457
Medical devices	913,557	691,670
Total online revenue	$5,347,012	$2,351,264
Drug wholesale
Prescription drugs	$5,850,267	$6,816,035
OTC drugs	1,563,344	1,048,542
Nutritional supplements	27,104	35,048
TCM	78,333	81,130
Sundry products	18,760	5,338
Medical devices	27,229	15,149
Total wholesale revenue	$7,565,037	$8,001,242
Total revenue	$30,842,545	$28,353,779

For the six months ended September 30	2020	2019
Retail drugstores
Prescription drugs	$13,389,480	$11,718,220
OTC drugs	14,435,643	14,703,429
Nutritional supplements	3,012,034	2,908,107
TCM	2,003,390	3,058,550
Sundry products	760,663	588,948
Medical devices	3,139,760	1,759,007
Total retail revenue	$36,740,970	$34,736,261
Online pharmacy
Prescription drugs	$3,628,159	$-
OTC drugs	3,305,845	2,151,257
Nutritional supplements	429,093	243,707
TCM	95,548	35,650
Sundry products	958,214	813,193
Medical devices	1,842,987	1,551,062
Total online revenue	$10,259,846	$4,794,869
Drug wholesale
Prescription drugs	$11,816,415	$11,696,526
OTC drugs	2,478,490	2,122,803
Nutritional supplements	86,945	56,739
TCM	107,300	179,958
Sundry products	21,357	11,020
Medical devices	385,534	36,387
Total wholesale revenue	$14,896,041	$14,103,433
Total revenue	$61,896,857	$53,634,563

Contract Balances

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example membership points and membership rewards. The consideration received remains a contract liability until goods or services have been provided to the retail customer.

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2020	March 31, 2020
Trade receivable (included in accounts receivable, net)	$9,992,142	$9,770,656
Contract liabilities (included in accrued expenses)	1,546,126	1,106,982

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

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Cash and cash equivalents	$21,646,487	$16,176,318
Restricted cash	13,722,479	14,806,288
Cash, cash equivalents and restricted cash	$35,368,966	$30,982,606

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the six months ended September 30, 2020 and 2019.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2020 and March 31, 2020, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Value added tax

Sales revenue represents the invoiced value of goods, net of VAT. All of the Company’s products are sold in the PRC and are subject to a VAT on the gross sales price. The VAT rates range up to 13%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded a VAT payable net of payments in the accompanying financial statements.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $60,308 and $76,938 for the three months ended September 30, 2020 and 2019, respectively. Advertising and promotion costs are expensed as incurred and amounted to $137,376 and $156,987 for the six months ended September 30, 2020 and 2019, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at September 30, 2020 and at March 31, 2020 were translated at 1 RMB to 0.1470 USD and at 1 RMB to 0.1410 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended September 30, 2020 and 2019 were at 1 RMB to 0.1428 USD and at 1 RMB to 0.1446 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 72,800) per bank. As of September 30, 2020, and March 31, 2020, the Company had deposits totaling $35,327,793 and $30,974,714 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 72,800) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the three months ended September 30, 2020, two largest vendors accounted for 44.6% of the Company’s total purchases and one vendor accounted for 22.5% of the Company’s total advances to suppliers. For the three months ended September 30, 2019, two largest vendors accounted for 52.2% of the Company’s total purchases and one vendor accounted for 28.2% of the Company’s total advances to suppliers.

For the six months ended September 30, 2020, two vendors accounted for 39.7% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers. For the six months ended September 30, 2019, two vendors accounted for 51.0% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers.

For the three months ended September 30, 2020 and 2019, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable. For the six months ended September 30, 2020 and 2019, no customer accounted for more than 10% of the Company’s total sales or more than 10% of total accounts receivable.

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

The Company leases premises for retail drugstores, and offices under non-cancellable operating leases. Operating lease payments are expensed over the term of lease using straight line method. A majority of the Company’s retail drugstore leases have a 3 to 10 year term. Usually within one to three months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. If both parties agree to continue, a new lease contract with new lease terms has to been signed by both parties. Usually the rent may increase year by year based on the lease contract. Sublease is typically not allowed. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into but which have not yet commenced. The Company has historically been able to renew a majority of its drugstores leases. The weighted average remaining lease term is 2.9 years and the weighted average discount rate is 4.19%. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the leases. See Note 14 “Leases” for additional information.

Recent Accounting Pronouncements

Accounting pronouncements adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The FASB has voted to defer the effective date for public companies that are smaller reporting companies to fiscal years beginning after December 15, 2022. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on the Company’s our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. ASU 2018-13 has no impact on the Company’s its consolidated financial statements.

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

Note 4 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of September 30, 2020 and March 31, 2020, financial assets available for sale amounted to $163,818 (RMB 1,114,500) and $157,159 (RMB 1,114,500), respectively. As of September 30, 2020, the fair value of an investment in a limited partner (LP) in a private equity fund (PE fund), which is intended to invest in retail pharmaceutical business, is $75,625 (RMB514,500). Additionally, the Company has invested in Inner Mongolia Songlu Pharmaceutical Co.(“Songlu Pharmaceutical”). As of September 30, 2020, the fair value of the investment is $88,193 (RMB600,000), which accounts for 0.5% shares of Songlu Pharmaceutical.

Note 5 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	September 30, 2020	March 31, 2020
Accounts receivable	$12,215,726	$12,034,726
Less: allowance for doubtful accounts	(2,223,584)	(2,264,070)
Trade accounts receivable, net	$9,992,142	$9,770,656

For the three months ended September 30, 2020 and 2019, $28,589 and $101,660 in accounts receivable were written off, respectively. For the six months ended September 30, 2020 and 2019, $55,423 and $137,728 in accounts receivable were written off, respectively. As of September 30, 2020, $398,415 were pledged as collateral for borrowings from financial institutions. As of March 31, 2020, $627,055 were pledged as collateral for borrowings from financial institutions.

Note 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2020	March 31, 2020
Rental deposits (1)	$1,693,517	$1,364,975
Prepaid and other current assets	139,691	163,565
Total	$1,833,208	$1,528,540

(1)	The balance as of September 30, 2020 and March 31, 2020 includes short-term refundable rental security deposits.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2020	March 31, 2020
Building	$6,129,801	$5,880,627
Leasehold improvements	9,426,295	9,209,136
Farmland development cost	1,757,887	1,686,430
Office equipment and furniture	5,762,776	5,632,955
Motor vehicles	363,866	504,327
Total	23,440,625	22,913,475
Less: Accumulated depreciation	(14,358,203)	(13,059,852)
Impairment*	(2,313,944)	(2,219,883)
Property and equipment, net	$6,768,478	$7,633,740

*	The variance of impairment from March 31, 2020 to September 30, 2020 is solely caused by exchange rate variance.

Depreciation expenses for property and equipment totaled $413,008 and $497,430 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expenses for property and equipment totaled $1,108,159 and $938,989 for the six months ended September 30, 2020 and 2019, respectively. There were no fixed assets impaired in the six months ended September 30, 2020 and September 30, 2019.

Note 8 – LONG-TERM INVESTMENT

Long-term investment consists of the following:

	September 30, 2020		March 31, 2020
Kahamadi Bio (1)	$175	*	$6,217	*
Zhetong Medical (2)	4,115,664		2,538,234
Long-term investment	$4,115,839		$2,544,451

(1)	It represents 49% investment in Kahamadi Bio. The investment is recorded using the equity method. Kahamadi Bio suffered loss of $6,127 in the six months ended September 30, 2020.

(2)	It represents 39% investment in Zhejiang Zhetong Medical Co., Ltd. (“Zhetong Medical”). Zhetong Medical was established in March 2020 to target potential acquisitions or cooperate with local pharmacies. By attracting more funds from local investors, the Company expects to continue growing its local network in the future. In the six months ended September 30, 2020, Jiuzhou Pharmacy injected funds of approximately $1,577,430 into Zhetong Medical. The investment is recorded based on equity method.

Note 9 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest. As of September 30, 2020 and March 31, 2020, advance to suppliers consist of the following:

	September 30, 2020	March 31, 2020
Advance to suppliers	$2,838,746	$2,198,863
Less: allowance for nonrefundable advances	(909,473)	(1,024,063)
Advance to suppliers, net	$1,929,273	$1,174,800

For the six months ended September 30, 2020 and 2019, none of the advances to suppliers were written off against previous allowance for unrefundable advances, respectively.

Note 10 – INVENTORY

Inventory consisted of finished goods, valued at $13,227,559 and $12,247,004 as of September 30, 2020 and March 31, 2020, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration dates to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of September 30, 2020 and March 31, 2020.

Note 11 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of September 30, 2020 and March 31, 2020, farmland assets are valued as follows:

	September 30,	March 31,
	2020	2020
Farmland assets	$2,285,712	$2,177,606
Less: Impairment*	(1,496,074)	(1,435,259)
Farmland assets, net	$789,638	$742,347

*	As of March 31, 2018, the book value of the Ginkgo trees planted in Qianhong Agriculture’s farmland, including their cultivation cost and land lease amortization expense, was approximately $2,416,839. Based on an independent appraisal report, the value of the Ginkgo trees was approximately $796,286 as of March 31, 2018. As a result, the Company recorded an agricultural inventory impairment of $1,620,553 as of March 31, 2018. The difference between the recorded impairment loss and impairment balance in the above is primarily due to the exchange rate variance over years. There are no leasehold impairment expense in the six months ended September 30, 2020 and 2019.

Note 12 – LONG TERM REFUNDABLE DEPOSITS, LANDLORDS

As of September 30, 2020 and March 31, 2020, long term deposits amounted to $1,533,640 and $1,456,384, respectively. Long term deposits are money deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid up front, plus additional deposits.

Note 13 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	September 30, 2020	March 31, 2020
Forest land use rights*	$1,010,782	$994,558
Others	66,318	52,205
Total	$1,077,100	$1,046,763

*	The prepayment for lease of forest land use rights is a payment made to a local government in connection with entering into an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of forest land use right was approximately $6,790 and $6,697 for the three months ended September 30, 2020 and 2019, respectively. The amortization of the prepayment for the lease of forest land use right was approximately $13,418 and $13,582 for the six months ended September 30, 2020 and 2019, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

For the year ending September 30,	Amount
2021	$26,838
2022	26,838
2023	26,838
2024	26,838
2025	26,838
Thereafter	$876,592

Note 14 – LEASES

The Company leases most of its retail stores and corporate offices under operating leases, typically with initial terms of 3 to 10 years. Usually within one to three months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. If both parties agree to continue, a new lease contract with new lease terms has to been signed by both parties. Usually the rent may increase year by year based on the lease contract. Sublease is typically not allowed. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into but which have not yet commenced. The net lease cost for the six months ended September 30, 2020 is $3,425,594. The Company does not have finance lease according to the definition of ASU 2016-02, Leases (Topic 842). Supplemental cash flow information related to leases for the six months ended September 30, 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$3,425,594
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-

Supplemental balance sheet information related to leases as of September 30, 2020 is as follows:

Operating leases:
Operating lease right-of-use assets	$19,946,821

Current portion of operating lease liabilities	$1,056,181
Long-term operating lease liabilities	16,500,499
Total operating lease liabilities	$17,556,680

Weighted average remaining lease term
Operating leases	2.9

Weighted average discount rate
Operating leases	4.19%

The following table summarizes the maturity of lease liabilities under operating leases as of September 30, 2020:

Operating
For the year ending September 30,	Leases
2021	$1,070,963
2022	6,245,719
2023	4,440,048
2024	3,226,584
2025	1,964,284
Thereafter	2,534,667
Total lease payments	19,482,265
Less: imputed interest	(1,925,585)
Total lease liabilities	$17,556,680

Note 15 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	September 30, 2020	March 31, 2020
License (1)	$2,337,529	$2,220,512
Software(2)	1,162,623	1,083,024
Land use rights (3)	1,433,361	1,375,095
Total intangible assets	4,933,513	4,678,631
Less: accumulated amortization	(850,283)	(667,633)
Less: impairment(4)	(643,184)	(617,038)
Intangible assets, net	$3,440,046	$3,393,960

Amortization expense of intangibles amounted to $84,608 and $44,423 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense of intangibles amounted to $149,997 and $102,889 for the six months ended September 30, 2020 and 2019, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from a variety of drugstores such as Sanhao Pharmacy and several local stores. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In 2014, the Company acquired Sanhao Pharmacy, a drugstore chain. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. On January 9, 2020, the Company acquired a local drugstore chain. The acquired drugstores ceased their stores’ business and liquidated all of the stores’ accounts after Jiuzhou Pharmacy acquired them. In March 2020, the drugstore chain has dissolved and its certificates were transferred to new stores opened at the same time.

(2)	These balances primarily include the SAP ERP system, the Internet Clinic Diagnosis Terminal system and the Chronic Disease Management system. In 2017, the Company installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. It is being amortized over three years since its installation. In 2020, the Company installed an internet Clinic Diagnosis System used to strengthen its ability to perform online diagnosis which may increase more customer spending and a Chronic Disease Management System used to better manage and monitor its members’ health. As of September 30, 2020, the SAP system has a net value of $739,257 (RMB 5,029,372), the internet Clinic Diagnosis System has a net value of approximately $395,208 (RMB 2,688,709), and the Chronic Disease Management System has a net value of approximately $17,106 (RMB 116,379).

(3)	In July 2013, the Company purchased the land use rights of a plot of land in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as the Company’s farming business in Lin’an has not grown, the Company does not expect the completion of the plant in the near future.

(4)	In the year ended March 31, 2020, the Company evaluated the licenses of insurance applicable drugstores acquired in the past based on the discounted positive cash value. Due to the stricter government insurance policy in fiscal year 2021, the value of these licenses has declined. As a result, the Company recorded an impairment. There are no impairment expenses in the six months ended September 30, 2020 and 2019.

Note 16 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”) that provided working capital in the form of the following bank acceptance notes at September 30, 2020 and March 31, 2020:

		Origination	Maturity	September 30,	March 31,
Beneficiary(1)	Endorser	date	date	2020	2020
Jiuzhou Pharmacy	HUB	10/09/19	04/09/20	-	3,478,259
Jiuzhou Pharmacy	HUB	11/06/19	05/06/20	-	164,582
Jiuzhou Pharmacy	HUB	12/05/19	06/05/20	-	3,106,474
Jiuzhou Pharmacy	HUB	12/31/19	06/30/20	-	2,289,308
Jiuzhou Pharmacy	HUB	01/06/20	07/06/20	-	129,457
Jiuzhou Pharmacy	HUB	02/19/20	08/19/20	-	5,105,096
Jiuzhou Pharmacy	HUB	03/10/20	09/10/20	-	5,324,871
Jiuxin Medicine	HUB	12/26/19	06/26/20	-	1,371,992
Jiuxin Medicine	HUB	12/31/19	06/30/20	-	3,943,776
Jiuxin Medicine	HUB	03/31/20	09/30/20	-	1,692,156
Jiuzhou Pharmacy	HUB	04/10/20	10/10/20	3,085,420
Jiuzhou Pharmacy	HUB	04/29/20	10/29/20	568,293
Jiuzhou Pharmacy	HUB	05/09/20	11/09/20	3,952,523	-
Jiuzhou Pharmacy	HUB	06/24/20	12/24/20	1,461,063	-
Jiuzhou Pharmacy	HUB	06/30/20	12/30/20	926,024	-
Jiuzhou Pharmacy	HUB	11/08/20	02/11/21	4,185,848
Jiuzhou Pharmacy	HUB	08/31/20	03/01/21	455,663
Jiuzhou Pharmacy	HUB	09/08/20	03/08/21	3,695,447
Jiuxin Medicine	HUB	06/30/20	12/30/20	4,997,691	-
Total				$23,327,972	$26,605,971

(1)	As of September 30, 2020, the Company had $23,327,972 (RMB 158,706,646) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $13,359,236 (RMB 90,886,577) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $8,326,870 three-year deposit (RMB 56,650,000) deposited into HUB as a collateral for current and future notes payable from HUB. As of March 31, 2020, the Company had $26,605,971 (RMB 188,677,437) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $14,596,179 (RMB 103,509,456) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $8,763,958 three-year deposit (RMB 62,150,000) deposited into HUB as a collateral for current and future notes payable from HUB.

As of September 30, 2020, the Company had a credit line of approximately $13.08 million in the aggregate from HUB. By putting up a three-year deposit of $8.33 million and the additional short-term deposits of $5.03 million deposited in the banks, the total credit line was $26.44 million. As of September 30, 2020, the Company had approximately $23.33 million of bank notes payable and approximately $3.11 million bank credit line was still available for further borrowing. The bank notes are secured by three drugstores of Jiuzhou Pharmacy and guaranteed by the Company’s major shareholders.

Note 17 – LOAN PAYABLE

On August 2, 2019 and December 11, 2019, the Company borrowed $717,810 and $6,460,290 from Haihui Commercial, respectively. After deducting processing fee and deposits which are refundable at the end of loan period, the Company received $617,317 and $5,878,864 respectively. The Company is required to pledge accounts receivable of three drugstores to Haihui Commercial. As of September 30, 2020, the remaining loan balance is $5,465,102. The Company is scheduled to make monthly repayments, among which $2,375,729 is due within a year. The Company has an option to pay off the debts earlier than the repayment schedule upon approval from Haihui Commercial.

Note 18 – TAXES

Income tax

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rate based on forecasted annual results for the FYE 2021 is 5.46%. The effective tax rates on income before income taxes for the six months ended September 30, 2020 was (2.1)%. The (2.1)% rate adjustments for the six months ended September 30, 2020 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax. The effective tax rate is based on forecasted annual results and these amounts may fluctuate significantly through the rest of the year as a result of the unpredictable impact of COVID-19 on its operating activities.

The effective tax rate on income before income taxes for the six months ended September 30, 2019 was (0.4)%. The (0.4)% rate adjustments for the six months ended September 30, 2019 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax.

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	For the six months Ended September 30
	2020	2019
U.S. Statutory rates	21.0%	21.0%
Foreign income not recognized in the U.S.	(21.0)	(21.0)
China income taxes	25.0	25.0
Change in valuation allowance	(25.0)	(25.0)
Non-deductible expenses-permanent difference	(2.1)	(0.4)
Effective tax rate	(2.1)%	(0.4)%

The Company has recorded $0 unrecognized benefit as of September 30, 2020. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

Note 19 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $255,252 and $340,297 in employment benefits and pension for the three months ended September 30, 2020 and 2019, respectively. The Company contributed $459,790 and $681,321 in employment benefits and pension for the six months ended September 30, 2020 and 2019, respectively.

Note 20 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	September 30, 2020	March 31, 2020
Due to a director and CEO (1) :	$574,103	$490,218

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

The Company leases from Mr. Lei Liu a retail space; the lease expires in September 2020. Rent expenses totaled $6,691 and $6,599 for the three months ended September 30, 2020 and 2019, respectively. Rent expenses totaled $13,223 and $13,384 for the six months ended September 30, 2020 and 2019, respectively. The amounts owed under the lease for the six months ended September 30, 2020 and 2019 were not paid to Mr. Liu as of September 30, 2020.

On April 28, 2018, 10% of Jiuxin Medicine was sold to Hangzhou Kangzhou Biotech Co. Ltd. for a total proceeds of approximately $75,643 (RMB507, 760). Mr. Lei Liu owns 51% of Hangzhou Kangzhou Biotech Co. Ltd.

Note 21 – WARRANTS

In connection with the registered direct offering closed on July 19, 2015, the Company issued to an investor a warrant to purchase up to 600,000 shares of common stock at an exercise price of $3.10 per share. The warrant became exercisable on January 19, 2016 and will expire on January 18, 2021. In connection with the offering, the Company also issued a warrant to its placement agent of this offering, pursuant to which the agent may purchase up to 6% of the aggregate number of shares of common stock sold in the offering, i.e. 72,000 shares. Such warrant has the same terms as the warrant issued to the investor in the offering.

On June 1, 2020, one investor exercised 25,000 warrants at the price of $3.10 per share in cash. As of September 30, 2020, 647,000 warrants had not been exercised. The fair value of the warrants issued to purchase 647,000 and 672,000 shares as of September 30, 2020 and March 31, 2020, as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	September 30, 2020	March 31, 2020

Stock price	$0.97	$1.77
Exercise price	$3.10	$3.10
Annual dividend yield	-%	-%
Expected term (years)	0.30	0.81
Risk-free interest rate	0.10%	0.71%
Expected volatility	158.08%	62.08%

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $64,090 as of March 31, 2020. For the three months ended September 30, 2020 and September 30, 2019, the Company recognized a gain of $32,674 and a gain of $6,865 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. For the six months ended September 30, 2020 and September 30, 2019, the Company recognized a gain of $27,784 and a gain of $410,420 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $36,306 and $64,090 for the investor warrant and placement agent warrant, collectively, as of September 30, 2020 and March 31, 2020.

Note 22 – EMPLOYEE DEPOSITS

To encourage operating team, which consists of doctors and nurses, to devote their efforts to run clinics, Linjia Medical allows them to put deposits in the clinic where doctors and nurses work, and take shares in any profit of the clinic. The principal amounts of these deposits are refundable in the event the doctors and nurses leave the clinic. In order to properly reflect Linjia Medical’s liabilities, the Company reclassified the deposit of $14,699 (RMB100,000) and $70,507 (RMB500,000) as financial liability as of September 30, 2020 and March 31, 2020.

Note 23 – STOCKHOLDER’S EQUITY

Common stock

On April 15, 2019, the Company closed a registered direct offering of 4,000,008 shares of common stock at $2.50 per share with gross proceeds of $10,000,020 from its effective shelf registration statement.

On June 1, 2020, an investor exercised 25,000 warrants at the price of $3.10 per share in cash. The Company issued 25,000 shares of common stock as a result.

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

Concurrent with the registered direct offering of common stock that closed on June 3, 2020, the Company issued to several investors in a private placement warrants to purchase up to 3,750,003 shares of common stock. In connection with the offering, the Company also issued warrants to its placement agent of this offering, pursuant to which the agent may purchase up to 6.5% of the aggregate number of shares of common stock sold in the offering, i.e. 300,000 shares at an exercise price of $2.57 per share. The warrant becomes exercisable on December 2, 2020 and will expire on June 2, 2025.

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

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the six months ended September 30, 2020 and 2019, none was recorded as compensation expense. As of September 30, 2020, all compensation costs related to stock option compensation arrangements granted have been recognized.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the six months ended September 30, 2020 and 2019, the Company did not make appropriations to statutory reserves.

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

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Net income attributable to controlling interest	$(1,493,719)	$(1,224,963)	$(1,725,228)	$(3,359,914)
Weighted average shares used in basic computation	37,961,790	32,936,786	36,232,144	32,696,348
Diluted effect of purchase options and warrants	-	-	-	-
Weighted average shares used in diluted computation	37,961,790	32,936,786	36,232,144	32,696,348
Income per share – Basic:
Net loss attributable to controlling interest	$(0.04)	$(0.04)	$(0.05)	$(0.10)
Loss per share – Diluted:
Net loss attributable to controlling interest	$(0.04)	$(0.04)	$(0.05)	$(0.10)

For the three and six months ended September 30, 2020, 967,000 shares underlying employee stock options and 575,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operations for the three months ended September 30, 2020.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$17,930,496	$5,347,012	7,565,037	-	30,842,545
Cost of goods	12,326,579	4,744,725	6,758,489	-	23,829,793
Gross profit	$5,603,917	$602,287	806,548	-	7,012,752
Selling expenses	5,437,046	621,883	416,583	-	6,475,512
General and administrative expenses	1,412,325	62,110	587,124	-	2,061,559
Loss from operations	$(1,245,454)	$(81,706)	(197,159)	-	(1,524,319)
Depreciation and amortization	$491,356	$-	6,259	-	497,615
Total capital expenditures	$149,049	$-		-	149,049

The following table presents summarized information by segment of the continuing operations for the three months ended September 30, 2019.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$18,001,273	$2,351,264	8,001,242	-	28,353,779
Cost of goods	12,471,047	2,032,464	7,156,904	-	21,660,415
Gross profit	$5,530,226	$318,800	844,338	-	6,693,364
Selling expenses	5,395,626	462,154	628,068	-	6,485,848
General and administrative expenses	1,259,535	60,476	503,924	-	1,823,935
Loss from operations	$(1,124,935)	$(203,830)	(287,654)	-	(1,616,419)
Depreciation and amortization	$531,569	$-	22,852	-	554,421
Total capital expenditures	$236,961	$-		-	236,961

The following table presents summarized information by segment of the continuing operations for the six months ended September 30, 2020.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$36,740,970	$10,259,846	14,896,041	-	61,896,857
Cost of goods	24,728,761	8,973,136	13,201,989	-	46,903,886
Gross profit	$12,012,209	$1,286,710	1,694,052	-	14,992,971
Selling expenses	10,414,093	1,326,759	1,007,067	-	12,747,919
General and administrative expenses	2,540,408	121,121	1,520,196	-	4,181,725
Loss from operations	$(942,292)	$(161,170)	(833,211)	-	(1,936,673)
Depreciation and amortization	$1,241,854	$-	16,301	-	1,258,155
Total capital expenditures	$318,856	$-		-	318,856

The following table presents summarized information by segment of the continuing operations for the six months ended September 30, 2019.

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$34,736,261	$4,794,869	14,103,433		53,634,563
Cost of goods	24,153,768	4,129,314	12,596,679		40,879,761
Gross profit	$10,582,493	$665,555	1,506,754		12,754,802
Selling expenses	10,231,292	935,534	1,287,573		12,454,399
General and administrative expenses	2,993,239	115,599	1,566,709		4,675,547
Loss from operations	$(2,642,038)	$(385,578)	(1,347,528)		(4,375,144)
Depreciation and amortization	$1,036,032	$-	31,338		1,067,370
Total capital expenditures	$990,134	$-			990,134

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard.

The Company’s net revenue from external customers through its retail drugstores by main product category for the three and six months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Prescription drugs	$5,982,706	$6,022,934	$13,389,480	$11,718,220
OTC drugs	7,617,159	7,463,201	14,435,643	14,703,429
Nutritional supplements	1,664,265	1,676,974	3,012,034	2,908,107
TCM	1,054,378	1,954,500	2,003,390	3,058,550
Sundry products	338,112	290,750	760,663	588,948
Medical devices	1,273,876	592,914	3,139,760	1,759,007
Total	$17,930,496	$18,001,273	$36,740,970	$34,736,261

The Company’s net revenue from external customers through online pharmacy by main product category is as follows:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Prescription drugs	$1,758,516	$-	$3,628,159	$-
OTC drugs	1,983,034	1,126,655	3,305,845	2,151,257
Nutritional supplements	208,062	136,513	429,093	243,707
TCM	72,349	21,969	95,548	35,650
Sundry products	411,494	374,457	958,214	813,193
Medical devices	913,557	691,670	1,842,987	1,551,062
Total	$5,347,012	$2,351,264	$10,259,846	$4,794,869

The Company’s net revenue from external customers through wholesale by main product category is as follows:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Prescription drugs	$5,850,267	$6,816,035	$11,816,415	$11,696,526
OTC drugs	1,563,344	1,048,542	2,478,490	2,122,803
Nutritional supplements	27,104	35,048	86,945	56,739
TCM	78,333	81,130	107,300	179,958
Sundry products	18,760	5,338	21,357	11,020
Medical devices	27,229	15,149	385,534	36,387
Total	$7,565,037	$8,001,242	$14,896,041	$14,103,433

Note 26 – Subsequent Events

Management of the Company has evaluated subsequent events through the date of the report, and there was no material subsequent event requiring adjustments to the financial statements or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may,” “will,” “could,” “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “predict,” and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended March 31, 2020 and filed with the SEC on July 10, 2020 (the “Annual Report for FY2020”). We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of September 30, 2020, we had 115 pharmacies in Hangzhou city and its adjacent town Lin’an under the store brand of “Jiuzhou Grand Pharmacy” and 4 independent pharmacies controlled by Jiuzhou Pharmacy. During the six months ended September 30, 2020, we dissolved three pharmacies.

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

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also planted gingkgo trees but have not incurred sales in the three months ended September 30, 2020.

Amidst the COVID-19 outbreak, we experienced a decline in the number of customer visits. To avoid face-to-face contact, customers tend to shop online. In order to keep pace with customers’ change in their ways of shopping, we strengthened our O2O service team, which takes orderts online, i.e. via mobile phone app, and delivers products to local community from our stores. The spread of the disease has been effectively controlled in China in the past few months. The number of the new infected daily has become limited. People tend to work and live as usual. As a result, we believe the negative impacts on our operations are temporary. However, the extent to which the COVID-19 impacts our operations will depend on its future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or minimize its harm, among others.

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

When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions. The critical accounting policies and related judgments and estimates used to prepare our financial statements are identified in Note 2 to our audited consolidated financial statements accompanying in the Annual Report for FY2020.

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

The long-lived asset impairment loss calculation contains uncertainty since management must use judgment to estimate each asset group’s future sales, profitability and cash flows. When preparing these estimates, the Company considers historical results and current operating trends and consolidated sales, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic and regulatory conditions, efforts of third party organizations to reduce their prescription drug costs and/or increased member co-payments, the continued efforts of competitors to gain market share and consumer spending patterns. There were no material impairment losses for definite-lived intangible assets recognized in the three and six months ended September 30, 2020 and 2019.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020		2019
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$30,842,545	100.0%	$28,353,779	100.0%
Gross profit	$7,012,752	22.7%	$6,693,364	23.6%
Selling expenses	$6,475,512	21.0%	$6,485,848	22.9%
General and administrative expenses	$2,061,559	6.7%	$1,823,935	6.4%
Loss from operations	$(1,524,319)	(4.9)%	$(1,616,419)	(5.7)%
Other Income(expense), net	$(54,521)	(0.2)%	$268,289	0.9%
Change in fair value of derivative liability	$32,674	0.1%	$6,865	0.0%
Income tax expense	$(18,975)	(0.1)%	$5,702	0.0%
Net loss	$(1,527,191)	(5.0)%	$(1,346,967)	(4.8)%

Revenue

Due to the growth in our online pharmacy, revenue increased by $2,488,766 or 8.8% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

Revenue by Segment

The following table breaks down the revenue of our four business segments for the three months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020		2019
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$17,930,496	58.2%	$18,001,273	63.5%	$(70,777)	(0.4)%
Revenue from online sales	5,347,012	17.3%	2,351,264	8.3%	2,995,748	127.4%
Revenue from wholesale business	7,565,037	24.5%	8,001,242	28.2%	(436,205)	(5.5)%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$30,842,545	100.0%	$28,353,779	100.0%	$2,488,766	8.8%

Retail drugstores sales, which accounted for approximately 58.1% of total revenue for the three months ended September 30, 2020, decreased by $70,777, or 0.4% compared to the three months ended September 30, 2019, to $17,930,496. Same-store sales decreased by approximately $1,020,093, or 5.9%, while new stores contributed approximately $745,753 in revenue in the three months ended September 30, 2020.

The slight decrease in our retail drugstore sales is primarily due to our strategical abandoning of the sales of certain low-profit margin products reimbursed by National Healthcare Security Administration (“NHSA” hereafter) due to its overall budget, elimination of a variety of drugs off the list of drugs reimbursed by the local NHSA since September 1, 2020, and the negative effect on the overall economy from COVID-19.

In the first half of Calendar 2020, to boost our sales, we promoted sale of DTP (Direct-to-Patient) drugs. DTP drugs are usually new medicines not sold at hospitals with low profit margin. As part of the PRC’s recent medical reform package, local governments require the revenue percentage from drug sales at public hospitals to decline. In order to achieve lower drug sales percentage out of their total revenue, the public hospitals chose to abandon sales of low-profit-margin DTP products first. As the biggest local drugstore network in Hangzhou City, Jiuzhou Pharmacy had quite a few of our stores located adjacent to local hospitals. Additionally, we have actively contacted local vendors of certain DTP products that we were previously not selling and were able to sell these DTP products in our stores. By setting special counters selling DTP products at our stores, sales in our drugstores have increased especially in the first half of Calendar 2020. However, sales of quite a few DTP drugs are reimbursed by local NHSA and counted into our stores reimbursement budget. If we continue to sell large quantity of products reimbursed by the NHSA, the agency may refuse to pay us eventually. As a result, we chose to actively control sales of certain low-profit margin products covered by NHSA.

In order to further balance its budget, the local NHSA announced to eliminate a variety of medicines, including nutritional supplements, off its list of reimbursed drugs beginning from September 1, 2020. Certain eliminated items are quite popular at the market. As these products are not reimbursed by their insurance program, customers usually choose to order less on these products. As a result, our overall sales were affected. However, as we quickly searched for substitute products favored by our customers, we expect to recover our sales in the future.

Although local economy has quickly recovered from COVID-19, the economy growth has slowed down in general. Local people have become more conservative in consumption. However, as the spread of COVID-19 has been effectively controlled, we expect the local consumption will surge again in the future.

Our online pharmacy sales increased by approximately $2,995,748, or 127.4% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase was primarily caused by an increase in sales of prescription drugs via e-commerce platforms such as Tmall. Prescription drugs used to be prohibited from sales online due to safety concern. However, because the nation has lifted the ban order, online prescription drug sales become popular. As a result, the sale of prescription drugs was $1,758,516 in the three months ended September 30, 2020 as compared to none in the three month ended September 30, 2019. Additionally, we maintained a membership care program targeted at chronic disease customers. We have closely interacted with our members via WeChat by providing healthcare knowledge and reminding our customers to refill medicine. By implementing a personalized customer care program, we were able to promote our sales.

Wholesale revenue decreased by $436,205 or 5.5%. The sale of our wholesale business may vary based on customer’s need. Usually we resell certain products, which our retail stores made large order on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products. In the three months ended September 30, 2020, a key salesperson was sick and slowed certain business with customers. As a result, overall business decreased slight. On the other side, hospitals are still the dominant drug retailers in China. Local hospitals usually have strong ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the three months ended September 30, 2020 and 2019, we have not generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013, more than seven years ago. A ginkgo tree may have a growth period of up to twenty-three months before it is mature enough for harvest. Usually, the longer a ginkgo tree grows the more valuable it becomes. Therefore, we have not yet harvested our ginkgo trees. We plan to continue cultivating the trees in order to maximize their market value in the future. We will continue to grow ginkgo trees in the future.

Gross Profit

Gross profit increased by $319,388 or 4.8% period over period primarily as a result of an increase in gross profit provided by retail pharmacy business, which increased significantly in the three months ended September 30, 2020. At the same time, gross margin decreased slightly from 23.6% to 22.7% due to lower online pharmacy profit margins. The average gross margins for each of our four business segments are as follows:

	For the three months ended September 30,
	2020	2019
Average gross margin for retail drugstores	31.3%	30.7%
Average gross margin for online sales	11.3%	13.6%
Average gross margin for wholesale business	10.7%	10.6%
Average gross margin for farming business	N/A	N/A

Retail gross margins increased primarily because of the control on sale of low profit margin products reimbursed by NHSA, introducing certain popular products with high profit margin, and renegotiating prices with our suppliers continuously. As described above, in order to meet the NHSA budget, we chose to actively control sales of certain low-profit margin products covered by NHSA. In order to promote our sales and profits, we specifically selected a series of popular products such as radix bupleuri, which we believe are suitable to local community. As a result, we were able to keep up with our sales profit margin. Additionally, we continuously renegotiate with our vendors and press price down to acceptable levels. For example, we explore more suppliers to search for lower prices. We also try to directly purchase from manufacturers instead of local vendors to cut off middle-man expenses. We expect to keep our profit margin at a reasonable level in the future.

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

Selling and Marketing Expenses

Selling and marketing expenses decreased by $10,336, or 0.2%, as compared to the same period of last fiscal year, primarily due to the control of in-store advertising expense, offset by the increase in fee charged by various platforms as a result of sale increase in our online pharmacy. In responses to the cut on sales of products reimbursed by NHSA, we scrutinized and strictly controlled unnecessary expense such as in-store ads expense. On the other side, our online pharmacy sales more than doubled in the three months ended September 30, 2020 as compared to the same period last year. We incurred service fee from third-party platforms such as Tmall and JD.com, which usually charge their fee based on a proportion of our sales via their platforms. The service fee increased by $177,526 period over period. Overall, such expenses as a percentage of our revenue were 21.0% and 22.9% respectively, in the three months ended September 30, 2020 and 2019.

General and Administrative Expenses

General and administrative expenses increased by $237,624, or 13.0%, as compared to the same period of last year. Such expenses as a percentage of revenue increased to 6.7% from 6.4% for the same period of last year. In the three months ended September 30, 2020, we reversed bad debt allowance of $304,397 as compared to an increase in bad debt allowance of $9,018 in the same period of last year. Excluding such effect, the general and administrative expenses increased by $551,039 period over period, which reflects the increase in staff and administration expense.

Loss from Operations

As a result of the above, we had loss from operations of $1,524,319 in the quarter ended September 30, 2020, as compared to loss from operations of $1,616,419 a year ago. Our operating margin for the three months ended September 30, 2020 and 2019 was (4.9)% and (5.7)%, respectively.

Income Taxes

Our income tax expense decreased by $24,677 period over period due to a decrease in overall profit.

Net Loss

As a result of the foregoing, net loss is $1,527,191 in the three months ended September 30, 2020 as compared to a net loss of $1,346,967 in the three months ended September 30, 2019.

Comparison of the six months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended September 30, 2020 and 2019:

	Six months ended September 30,
	2020		2019
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$61,896,857	100.0%	$53,634,563	100.0%
Gross profit	$14,992,971	24.2%	$12,754,802	23.8%
Selling expenses	$12,747,919	20.6%	$12,454,399	23.2%
General and administrative expenses	$4,181,725	6.8%	$4,675,547	8.7%
Loss from operations	$(1,936,673)	(3.1)%	$(4,375,144)	(8.2)%
Other Income(expense), net	$31,701	0.1%	$253,677	0.5%
Change in fair value of derivative liability	$27,784	0.0%	$410,420	0.8%
Income tax expense	$38,595	0.1%	$14,090	0.0%
Net loss	$(1,915,783)	(3.1)%	$(3,725,137)	(6.9)%

Revenue

Due to the growth in our retail drugstores business, online pharmacy and wholesale business, revenue increased by $8,262,294 or 15.4% for the six months ended September 30, 2020, as compared to the six months ended September 30, 2019.

Revenue by Segment

The following table breaks down the revenue of our four business segments for the six months ended September 30, 2020 and 2019:

	For the six months ended September 30,
	2020		2019
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$36,740,970	59.4%	$34,736,261	64.8%	$2,004,709	5.8%
Revenue from online sales	10,259,846	16.6%	4,794,869	8.9%	5,464,977	114.0%
Revenue from wholesale business	14,896,041	24.0%	14,103,433	26.3%	792,608	5.6%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$61,896,857	100.0%	$53,634,563	100.0%	$8,262,294	15.4%

Retail drugstores sales, which accounted for approximately 59.4% of total revenue for the six months ended September 30, 2020, increased by $2,004,709, or 5.8% compared to the six months ended September 30, 2019, to $34,736,261. Same-store sales increased by approximately $590,758, or 1.8%, while new stores contributed approximately $1,204,827 in revenue in the six months ended September 30, 2020.

The increase in our retail drugstore sales is primarily due to consumer-facing benefits such as emphasis on on-site medical care, chronic disease management services, incremental DTP business caused by continuous hospital medical reform, partially offset by the decline in sale reimbursed by NHSA in the second quarter of fiscal 2021, and maturing of stores opened a year ago. Convenient on-site medical support at our pharmacies has been our hallmark from the beginning of our business. Suitable medical support from our doctors has proven to be critical to our superior store sales. Linking doctor care with drug sales has become our business guidance for the future. By adding more doctor-provided services at stores, we have been able to promote our store sales.

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

DTP drugs are usually new medicines not sold at hospitals with low profit margin. As part of the PRC’s recent medical reform package, local governments require the revenue percentage from drug sales at public hospitals to decline. In order to achieve lower drug sales percentage out of their total revenue, the public hospitals chose to abandon sales of low-profit-margin DTP products first. As the biggest drugstore network in Hangzhou City, Jiuzhou Pharmacy had quite a few of our stores located adjacent to local hospitals. Additionally, we have actively contacted local vendors of certain DTP products that we were previously not selling and were able to sell these DTP products in our stores. By setting special counters selling DTP products at our stores, sales in our drugstores have increased in the first quarter of fiscal 2021. However, in the second quarter of fiscal 2021, we controlled the sales of products reimbursed by NHSA as described in the above.

Furthermore, from fiscal years 2018 to 2020, we have accelerated our expansion of new stores, which have generated more retail drugstore revenues. Among the new stores, forty seven stores have become qualified for municipal government insurance reimbursement after operation of a year or more. Sales reimbursed from municipal government insurance program usually account for more than 50% of our total sales at maturing stores. As these stores gained such qualifications, their sales increased quickly as compared to the previous year. Our store count is 115 at September 30, 2020 and 114 at September 30, 2019.

Our online pharmacy sales increased by approximately $5,464,977, or 114.0% for the six months ended September 30, 2020, as compared to the six months ended September 30, 2019. The increase was primarily caused by an increase in sales of prescription drugs via e-commerce platforms such as Tmall. Prescription drugs used to be prohibited from sales online due to safety concern. However, because the nation has lifted the ban order, online prescription drug sales become popular. As a result, the sale of prescription drugs was $3,628,159 in the six months ended September 30, 2020 as compared to none in the six month ended September 30, 2019. Additionally, we maintained a membership care program targeted at chronic disease customers. We have closely interacted with our members via WeChat by providing healthcare knowledge and reminding our customers to refill medicine. By implementing a personalized customer care program, we were able to promote our sales.

Wholesale revenue increased by $792,608 or 5.6% primarily as a result of our ability to resell certain products, which our retail stores made large order on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the increase in the wholesale volume. Although in August and September, the sales slowed down due to the absence of a key salesperson caused by the personal health condition, we believe the sales volume will recover in the future. However, hospitals are still the dominant drug retailers in China. Local hospitals usually have strong ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the six months ended September 30, 2020 and 2019, we have not generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013, more than seven years ago. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer a ginkgo tree grows the more valuable it becomes. Therefore, we have not yet harvested our ginkgo trees. We plan to continue cultivating the trees in order to maximize their market value in the future. We will continue to grow ginkgo trees in the future.

Gross Profit

Gross profit increased by $2,238,169 or 17.5% period over period primarily as a result of an increase in gross profit provided by retail pharmacy business, which increased significantly in the six months ended September 30, 2020. At the same time, gross margin increased slightly from 23.8% to 24.2% due to higher retail pharmacy profit margins. The average gross margins for each of our four business segments are as follows:

	For the six months ended September 30,
	2020	2019
Average gross margin for retail drugstores	32.7%	30.5%
Average gross margin for online sales	12.5%	13.9%
Average gross margin for wholesale business	11.4%	10.7%
Average gross margin for farming business	N/A	N/A

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

Selling and Marketing Expenses

Selling and marketing expenses increased by $293,520, or 2.4%, as compared to the same period of last fiscal year, primarily due to increase in fee charged by various platforms as a result of sale increase in our online pharmacy. As our online pharmacy sales more than doubled in the six months ended September 30, 2020 as compared to the same period last year. We incurred service fee from third-party platforms such as Tmall and JD.com, which usually charge their fee based on a proportion of our sales via their platforms. The service fee increased by $399,069 period over period. Overall, such expenses as a percentage of our revenue were 20.6% and 23.2% respectively, in the six months ended September 30, 2020 and 2019.

General and Administrative Expenses

General and administrative expenses decreased by $493,822, or 10.6%, as compared to the same period of last year. Such expenses as a percentage of revenue decreased to 6.8% from 8.7% for the same period of last year. In the six months ended September 30, 2020, we reversed bad debt allowance of $286,076 as compared to an increase in bad debt allowance of $767,249 in the same period of last year. Excluding such an effect, the general and administrative expenses increased by $559,503 period over period, which reflects the increases in staff and administration expense as our online business grew.

Loss from Operations

As a result of the above, we had loss from operations of $1,936,673 in the quarter ended September 30, 2020, as compared to loss from operations of $4,375,144 a year ago. Our operating margin for the six months ended September 30, 2020 and 2019 was (3.1) % and (8.2) %, respectively. The decrease in loss from operations was mainly because of introducing certain popular products with high profit margin and renegotiating prices with our suppliers continuously in the six months ended September 30, 2020.

Income Taxes

Our income tax expense increased by $24,505 period over period due to an increase in overall profit.

Net Loss

As a result of the foregoing, net loss is $1,915,783 in the six months ended September 30, 2020 as compared to a net loss of $3,725,137 in the six months ended September 30, 2019.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect. We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$7,522,572	$386,473	$374,722	$-	$8,283,767
4- 6 months	232,995	132,078	769,058	-	1,134,131
7- 12 months	68,937	6,884	446,664	-	522,485
Over one year	1,873,563	-	401,780		2,275,343
Allowance for doubtful accounts	(1,950,006)	(13,222)	(260,356)		(2,223,584)
Total accounts receivable	$7,748,061	$512,213	$1,731,868	$-	$9,992,142

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs. In the six months ended September 30, 2020, we wrote off an approximately $55,423 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

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

Accounts receivable from our drug wholesale business consist of receivables from our customers such as pharmaceutical distributors and local drugstores primarily in Zhejiang Province. In fiscal 2019, we accelerated collection of certain aged accounts from customers which we no longer or rarely sold products to. By doing so, we are able to take better use of our cash. However, as our wholesale business kept growing in a steady rate, receivable from wholesale customers increased accordingly. We usually put reserve on new accounts based on historical collection experience. As a result, the overall reserve on wholesale accounts receivables increased slightly.

Subsequent to September 30, 2020 and through October 31, 2020, we collected approximately $3.2 million in receivables relating to our drugstore business, approximately $0.3 million in receivables relating to our online pharmacy business, approximately $1.1 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$418,409	$-	$570,833	$-	$989,242
4- 6 months	89,578	-	761,333	-	850,911
7- 12 months	23,614	-	81,690	-	105,304
Over one year	190,015	-	703,274	-	893,289
Allowance for doubtful accounts	(129,749)	-	(779,724)	-	(909,473)
Total advances to suppliers	$591,867	$-	$1,337,406	$-	$1,929,273

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchases of certain non-medical products. As a result, our retail chain had little advances to suppliers as of September 30, 2020. In the six months ended September 30, 2020, we had outstanding advances to suppliers with which we have ceased doing business. These advances have been fully reserved.

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

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	For the six months ended September 30,
	2020	2019
Net cash used in/provided by operating activities	$(348,834)	$973,509
Net cash used in investing activities	$(1,758,045)	$(1,445,265)
Net cash provided by financing activities	$4,552,181	$6,380,681

For the six months ended September 30, 2020, cash used in operating activities amounted to $(348,834), as compared to $973,509 for the same period a year ago. The change is primarily attributable to a decrease in cash provided by inventories and biological assets of $1,423,743, a decrease in cash provided by accounts receivable of $513,565, a decrease in cash provided by bad debt direct write-off and provision of $1,053,326 offset by an increase of $424,323 in accounts payable, and an increase in change in fair value of purchase option derivative liability of $382,636.

For the six months ended September 30, 2020, net cash used in investing activities amounted to $(1,758,045), as compared to $(1,445,265) provided by investing activities for the same period a year ago. The change is primarily attributable to a decrease in cash provided by investment in a joint venture of $1,422,193, offset by an increase in additions to leasehold improvements and increase intangible assets.

For the six months ended September 30, 2020, net cash provided by financing activities amounted to $4,552,181, as compared to $6,380,681 net cash used in financing activities for the same period a year ago. The change is primarily due to repayment of notes payable and proceeds from equity financing. Additionally, we borrowed a one-year loan of $714,160 from Beijing Bank.

As of September 30, 2020, we had cash of approximately $21,646,487. Our total current assets as of September 30, 2020, were $67,813,878 and total current liabilities were $58,492,587, which resulted in a working capital of $9,321,291.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term loan payable	$2,204,820	2,204,820	-	-	-
Notes payable	23,327,972	23,327,972	-	-	-
Long-term loan payable	3,089,373	-	3,089,373	-	-
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	17,556,680	1,056,181	9,576,753	4,652,138	2,271,608
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP*	36,306	-	36,306	-	-
Total	$46,215,151	26,588,973	12,702,432	4,652,138	2,271,608

*	This refers to warrants to purchase shares of common stock issued to an institutional investor and a placement agent (See Note 19).

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	September 30, 2020	March 31, 2020
Balance sheet items, except for the registered and paid-up capital, as of end of period	USD1: RMB 0.1470	USD1: RMB 0.1410

Amounts included in the statement of Operations and statement of cash flows for the period ended	USD1: RMB 0.1428	USD1: RMB 0.1446

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2020:

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

Management’s assessment of the control deficiency over accounting and finance personnel as of September 30, 2020 considered the same factors, including:

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

Remediation of Material Weakness for the quarter ended September 30, 2020

Subsequent to the identification of the material weakness, we have enhanced existing controls and design and implemented new controls. We have devoted significant time and attention to remediate the above material weakness. For example, we redesigned our system to retrieve data faster, so we are able to identify and reconcile the GAAP difference more efficiently. We implemented a series of submodules in SAP system to facilitate our business control. In addition, we trained our accounting staff with U.S. GAAP knowledge, so they can meet the requirement from our auditors more efficiently. These improvements to our internal control infrastructure were implemented, and were in place in connection with the preparation of our financial statements for the six months ended September 30, 2020. As such, we believe that the remediation initiative outlined above will be sufficient to remediate as the changes become operational for future years the material weakness in internal control over financial reporting as discussed.

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: November 12, 2020	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: November 12, 2020	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer