Form 10-Q
period 2020-12-31
CHINA JO-JO DRUGSTORES, INC.
filed 2021-02-12
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

As of February 10, 2021, the registrant had 41,751,790 shares of common stock outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2020

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited condensed consolidated balance sheets as of December 31, 2020 and March 31, 2020	1
	Unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2020 and 2019	2
	Unaudited condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended December 31, 2020 and 2019	3
	Unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2020 and 2019	4
	Notes to unaudited condensed consolidated financial statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44

PART II	OTHER INFORMATION
Item 5.	Other Information	45
Item 6.	Exhibits	45
Signatures		46

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

Such risks include, among others, the following: national and local general economic and market conditions; our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2020	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,116,508	$16,176,318
Restricted cash	12,925,216	14,806,288
Financial assets available for sale	170,604	157,159
Notes receivable	-	57,005
Trade accounts receivable	11,521,988	9,770,656
Inventories	14,933,245	12,247,004
Other receivables, net	5,084,145	5,069,442
Advances to suppliers	4,511,821	1,174,800
Other current assets	1,821,838	1,528,540
Total current assets	63,085,365	60,987,212

PROPERTY AND EQUIPMENT, net	6,727,485	7,633,740

OTHER ASSETS
Long-term investment	4,295,979	2,544,451
Farmland assets	830,595	742,347
Long term deposits	1,551,248	1,456,384
Other noncurrent assets	1,136,261	1,046,763
Operating lease right-of-use assets	21,389,539	21,711,376
Intangible assets, net	3,541,672	3,393,960
Total other assets	32,745,294	30,895,281

Total assets	$102,558,144	$99,516,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term bank loan	$2,296,155	1,410,130
Accounts payable, trade	18,064,997	21,559,494
Notes payable	25,736,161	26,605,971
Other payables	2,744,874	2,522,330
Other payables - related parties	689,274	490,218
Customer deposits	841,686	708,140
Taxes payable	690,906	119,247
Accrued liabilities	681,316	753,612
Long-term loan payable-current portion	2,480,264	2,287,742
Current portion of operating lease liabilities	1,650,085	981,090
Total current liabilities	55,875,718	57,437,974

Long-term loan payable	2,589,643	4,115,958
Long-term operating lease liabilities	17,993,514	19,049,575
Employee Deposits	15,308	70,507
Purchase option and warrants liability	-	64,090
Total liabilities	76,474,183	80,738,104

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 41,751,790 and 32,936,786 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	41,752	32,937
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of December 31 and March 31, 2020, respectively	-	-
Additional paid-in capital	67,506,686	54,209,301
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(44,382,384)	(36,400,837)
Accumulated other comprehensive income	3,649,357	1,440,424
Total stockholders’ equity	28,124,520	20,590,934
Noncontrolling interests	(2,040,559)	(1,812,805)
Total equity	26,083,961	18,778,129
Total liabilities and stockholders’ equity	$102,558,144	$99,516,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended December 31,		For the nine months ended December 31,
	2020	2019	2020	2019

REVENUES, NET	$35,538,759	$33,363,282	$97,435,616	$86,997,845

COST OF GOODS SOLD	27,451,509	26,079,910	74,355,395	66,959,671

GROSS PROFIT	8,087,250	7,283,372	23,080,221	20,038,174

SELLING EXPENSES	8,262,590	5,676,400	21,010,509	18,130,799
GENERAL AND ADMINISTRATIVE EXPENSES	6,192,294	1,054,060	10,374,019	5,729,607
TOTAL OPERATING EXPENSES	14,454,884	6,730,460	31,384,528	23,860,406

INCOME (LOSS) FROM OPERATIONS	(6,367,634)	552,912	(8,304,307)	(3,822,232)

OTHER INCOME (EXPENSE):
INTEREST INCOME	193,207	272,773	544,462	661,160
INTEREST EXPENSE	(109,896)	-	(354,975)	-
OTHER	(43,525)	(302,408)	(118,000)	(437,118)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	36,306	(65,172)	64,090	345,248

INCOME (LOSS) BEFORE INCOME TAXES	(6,291,542)	458,105	(8,168,730)	(3,252,942)

PROVISION FOR INCOME TAXES	1,976	2,184	40,571	16,274

NET INCOME (LOSS)	(6,293,518)	455,921	(8,209,301)	(3,269,216)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(37,199)	(75,861)	(227,754)	(441,084)

NET INCOME (LOSS) ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(6,256,319)	531,782	(7,981,547)	(2,828,132)

Foreign currency translation adjustments	1,083,903	358,868	2,208,933	(582,705)

COMPREHENSIVE GAIN (LOSS)	$(5,209,615)	$814,789	$(6,000,368)	$(3,851,921)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	41,339,834	32,936,786	40,462,971	32,776,786
Diluted	41,339,834	32,936,786	40,462,971	32,776,786

EARNINGS (LOSS) PER SHARE
Basic	$(0.15)	$0.02	$(0.20)	$(0.09)
Diluted	$(0.15)	$0.02	$(0.20)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
	Common Stock		Additional	Retained Earnings		other	Non-
	Number of		Paid-in	Statutory	Accumulated	comprehensive	controlling
	shares	Amount	capital	reserves	deficit	income/(loss)	interest	Total
BALANCE, March 31, 2019.	28,936,778	28,937	44,905,664	1,309,109	(30,587,468)	2,508,964	(1,194,039)	16,971,167

Stock based compensation	-	-	34,560	-	-	-	-	34,560
Sale of stock and warrants	4,000,008	4,000	9,269,077	-	-	-	-	9,273,077
Net loss	-	-	-	-	(2,134,951)	-	(243,219)	(2,378,170)
Foreign currency translation loss	-	-	-	-	-	(403,620)		(403,620)
BALANCE, June 30, 2019.	32,936,786	32,937	54,209,301	1,309,109	(32,722,419)	2,105,344	(1,437,258)	23,497,014
Net loss	-	-	-	-	(1,224,963)	-	(122,004)	(1,346,967)
Foreign currency translation gain	-	-	-	-	-	(526,630)	-	(526,630)
BALANCE, September 30, 2019.	32,936,786	32,937	54,209,301	1,309,109	(33,947,382)	1,578,714	(1,559,262)	21,623,417
Net income(loss)	-	-	-	-	531,782	-	(75,861)	455,921
Foreign currency translation gain	-	-	-	-	-	348,128	-	348,128
BALANCE, December 31, 2019.	32,936,786	32,937	54,209,301	1,309,109	(33,415,600)	1,926,842	(1,635,123)	22,427,466

BALANCE, March 31, 2020.	32,936,786	32,937	54,209,301	1,309,109	(36,400,837)	1,440,424	(1,812,805)	18,778,129
Exercise of warrants	25,000	25	77,475	-	-	-	-	77,500
Sale of stock and warrants	5,000,004	5,000	9,282,100	-	-	-	-	9,287,100
Net loss	-	-	-	-	(231,509)	-	(157,083)	(388,592)
Foreign currency translation gain	-	-	-	-	-	93,569		93,569
BALANCE, June 30, 2020.	37,961,790	37,962	63,568,876	1,309,109	(36,632,346)	1,533,993	(1,969,888)	27,847,706
Net loss	-	-	-	-	(1,493,719)	-	(33,472)	(1,527,191)
Foreign currency translation gain	-	-	-	-	-	1,031,461	-	1,031,461
BALANCE, September 30, 2020.	37,961,790	37,962	63,568,876	1,309,109	(38,126,065)	2,565,454	(2,003,360)	27,351,976
Issuance of incentive common stocks award	3,790,000	3,790	3,937,810	-	-	-	-	3,941,600
Net loss	-	-	-	-	(6,256,319)	-	(37,199)	(6,293,518)
Foreign currency translation gain	-	-	-	-	-	1,083,903	-	1,083,903
BALANCE, December 31, 2020.	41,751,790	41,752	67,506,686	1,309,109	(44,382,384)	3,649,357	(2,040,559)	26,083,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,209,301)	$(3,269,216)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt direct write-off and provision	7,065	(29,038)
Depreciation and amortization	1,657,001	1,572,925
Stock based compensation	3,941,600	34,560
Change in fair value of purchase option derivative liability	(64,090)	(345,248)
Changes in operating assets and liabilities：
Accounts receivable, trade	(1,203,132)	(2,581,208)
Notes receivable	58,848	122,175
Inventories and biological assets	(1,558,139)	2,484,432
Other receivables	625,207	(1,353,544)
Advances to suppliers	(3,050,898)	(222,928)
Other current assets	(79,851)	(1,758,533)
Long term deposit	28,275	597,084
Other noncurrent assets	52	17,744
Accounts payable, trade	(5,077,172)	(6,397,104)
Other payables and accrued liabilities	(118,323)	(917,398)
Customer deposits	69,385	458,415
Taxes payable	525,005	312,192

Net cash used in operating activities	(12,448,468)	(11,274,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of financial assets available for sale	-	14,370
Acquisition of equipment	(41,565)	(561,677)
Purchases of intangible assets	(62,644)	(461,013)
Investment in a joint venture	(1,458,633)	-
Additions to leasehold improvements	(261,759)	(705,856)
Net cash used in investing activities	(1,824,601)	(1,714,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	727,855
Proceeds from third parties’ loan	-	7,085,406
Repayment of third parties’ loan	(1,789,379)	-
Proceeds from notes payable	39,320,707	36,537,832
Repayment of notes payable	(42,312,460)	(39,784,592)
Decrease in Employee Deposits	(58,228)	(7,185)
Exercise of warrants	77,500	-
Net Proceeds from equity financing	9,287,100	9,273,077
Repayment of other payables-related parties	168,990	(406,506)
Net cash provided by financing activities	5,422,085	12,698,032

EFFECT OF EXCHANGE RATE ON CASH	2,910,102	(559,998)

(DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(5,940,882)	(850,832)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	30,982,606	24,745,202

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$25,041,724	$23,894,370

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	354,975	-
Cash paid for income taxes	$35,954	$17,215

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

On January 9, 2020, in order to continue expanding and strengthening its local drugstore network, Jiuzhou Pharmacy acquired a local drugstores chain with ten stores at a price of $0.14 (RMB 1). The acquired chain agreed to cease all business and liquidate all accounts of the stores that were acquired. In March 2020, the chain was dissolved, and its government insurance reimbursement certificates have been transferred to new stores owned by Jiuzhou Pharmacy.

The Company’s offline retail business includes four medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are controlled by the Company through contractual arrangements. In May 2014, Shouantang Technology established Hangzhou Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”). In May 2016, Shouantang Bio set up and held 49% of Hangzhou Kahamadi Bio-technology Co., Ltd.(“Kahamadi Bio”), a joint venture specializing in brand name development for nutritional supplements. In 2018, Jiuzhou Pharmacy invested a total of $741,540 (RMB5,100,000) in and held 51% of Zhejiang Jiuzhou Linjia Medical Investment and Management Co. Ltd (“Linjia Medical”), which has ceased its operation as of December 31, 2020. On March 29, 2019, Jiuzhou Pharmacy formed and held 51% of the equity of Zhejiang AyiGe Medical Health Management Co., Ltd. (“Ayi Health”), which was intended to provide technical support such as IT and customer support to our health management business. However, as the health management business did not progress as planned, on November 19, 2020, Ayi Health was dissolved.

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

The Company’s herb farming business is conducted by Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary of Jiuxin Management. Due to the complexity of the cultivation business, Qianhong Agriculture has not grown herbs in the nine months ended December 31, 2020.

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

Jiuxin Medicine

●     Established in PRC on December 31, 2003

●     Acquired by Jiuzhou Pharmacy in August 2011

●     10% of shares sold On April 20, 2018

●     Registered capital of RMB 10 million fully paid

●     Carries out pharmaceutical distribution services

		VIE by contractual arrangements as a wholly-owned subsidiary of Jiuzhou Pharmacy (2)

Jiutong Medical	● Established in the PRC on December 20, 2011 by Renovation ● Registered capital of $2.6 million fully paid ● Currently has no operation	100%

Entity Name	Background	Ownership
Shouantang Bio	● Established in the PRC in October, 2014 by Shouantang Technology ● 100% held by Shouantang Technology ● Registered capital of RMB 1,000,000 fully paid ● Sells nutritional supplements under its own brand name	100%

Jiuyi Technology	● Established in the PRC on September 10, 2015 ● 100% held by Renovation ● Currently has no operation	100%

Kahamadi Bio	● Established in the PRC in May 2016 ● 49% held by Shouantang Bio ● Registered capital of RMB 10 million ● Develop brand name for nutritional supplements	49%

Lin’An Jiuzhou	● Established in the PRC on March 31, 2017 ● 100% held by Jiuxin Management ● Registered capital of RMB 5 million ● Explore retail pharmacy market in Lin’An City	100%

Linjia Medical	● Established in the PRC on September 27, 2017 ● 51% held by Jiuzhou Pharmacy ● Registered capital of RMB 20 million ● Operates local clinics	VIE by contractual arrangements as a controlled subsidiary of Jiuzhou Pharmacy (2)

(1)

Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service have been under the common control of Mr. Lei Liu, Ms. Li Qi, and another shareholder (the “Owners”) since their respective establishment dates, pursuant to agreements among the Owners to vote their interests in concert as memorialized in a voting rights agreement. Based on such voting rights agreement, the Company has determined that these three entities are under the common control of the Owners. The Owners have operated these three companies in conjunction with one another since each company’s respective establishment date. Jiuxin Medicine is also deemed under the common control of the Owners as a subsidiary of Jiuzhou Pharmacy.

(2)	To comply with certain foreign ownership restrictions of pharmacy and medical clinic operators, Jiuxin Management entered into a series of contractual arrangements with Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service on August 1, 2009. These contractual arrangements are comprised of five agreements: a consulting services agreement, an operating agreement, an equity pledge agreement, a voting rights agreement and an option agreement. Because such agreements obligate Jiuxin Management to absorb all of the risks of loss from the activities of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, and enable the Company (through Jiuxin Management) to receive all of their expected residual returns, the Company accounts for each of the three companies (as well as subsidiaries of Jiuzhou Pharmacy) as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, as well as the subsidiaries under the control of Jiuzhou Pharmacy, Jiuxin Medicine and Shouantang Bio are consolidated into the financial statements of the Company.

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

The drug retail business is a highly competitive industry in the PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. In order to increase the Company’s competitive advantages and gain more local retail pharmacy market share, from fiscal year 2018, we opened fifty-nine new stores in Hangzhou. As a result, the Company incurred significant incremental expense related to rental, labor hiring and training, and marketing activities. As the retail pharmaceutical market becomes more competitive in recent years, a new store usually cannot make profit in its operation until a year later. In fact, the Company incurred significant expenses with limited incremental revenue in the period it opened new stores. At their openings, except for four stores, almost all of the new stores were without government insurance reimbursement certificates. In fact, it usually takes more than one year for a new store to apply for and obtain the local government insurance reimbursement certificate. As of December 31, 2020, the Company had obtained forty-six reimbursement certificates for stores opened in fiscal 2018 and thereafter. Historically in a mature store, more than half of the total revenue were generated from the individual customers’ government insurance program. The Company is in the process of actively applying certificates for all of its new stores. In the future, as more and more stores obtain certificates, the Company expect the income of its new stores to increase and eventually contribute positive operating cash flow.

The Company’s principal sources of liquidity consist of existing cash, equity financing, and bank facilities from local banks as well as personal loans from its principal shareholders when necessary. On April 15, 2019, the Company closed a registered direct offering of 4,000,008 shares of common stock at $2.50 per share with gross proceeds of $10,000,020 from its effective shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement dated April 11, 2019 (the “2019 Securities Purchase Agreement”), by and among the Company and the investors named therein. On June 3, 2020, the Company closed a registered direct offering of 5,000,004 shares of common stock at $2.00 per share with gross proceeds of $10,000,008 from its effective shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement dated June 1, 2020 (the “2020 Securities Purchase Agreement”), by and among the Company and the investors named therein.

The spread of COVID-19 in the winter has negatively impacted the local economy. In order to relieve the opeartion difficulty, the Goverment has continued its tax cut policy such as lower certain tax rate. On the other side, local banks are encouraged to provide low interest rate loans to local enterprises. The Company has a credit line agreement from a local bank as described in detail in Note 16. As of December 31, 2020, approximately $0.57 million of the aforementioned bank credit line was available for further borrowing. Additionally, Jiuzhou Pharmacy obtained a credit line of approximately $7,653,850 (RMB50,000,000) from Haihui Commercial Factoring (Tianjin) Co. Ltd. (“Haihui Commercial”) for three years beginning July 26, 2019. As of December 31, 2020, the full amount has been borrowed from Haihui Commercial. Any borrowing thereunder is guaranteed by a third-party guarantor company and secured by the Company’s assets pursuant to a collateral agreement, as well as personal guarantees of some of its principal shareholders.

The Company has also obtained additional government insurance reimbursement certificates for its stores opened in the last two years. In a mature store, more than half of the revenue are generated by customers utilizing the government insurance program. With these certificates, mature stores are able to attract more customers who are eligible for the insurance program, and its sales may significantly increase in the next 12 months. Additionally, with the proceeds from the registered direct financing closed on April 15, 2019 and June 3, 2020, and the increased credit line, the Company believes it can support its operations for at least the next 12 months ended December 31, 2021.

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

Risks and Uncertainties

The Company operates in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s financial performance may be adversely affected by changes in the political, regulatory and social conditions in the PRC. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including its organization and structure disclosed in Note 1, this may not be indicative of future results.

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

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash, cash equivalents and restricted cash	$25,041,724	-	-	$25,041,724
Financial assets available for sale	-	-	170,604	170,604
Trade accounts receivable	11,521,988	-	-	11,521,988
Notes receivable	-	-	-	-
Other receivable	5,084,145	-	-	5,084,145
Accounts payable	18,064,997	-	-	18,064,997
Notes payable	-	25,736,161	-	25,736,161
Other payable	2,744,874	-	-	2,744,874
Long-term loan payable	-	5,069,907	-	5,069,907
Employee Deposits	-	-	15,308	15,308
Warrants liability	-	-	-	-

Total	$62,457,728	30,806,068	185,912	$93,449,708

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

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of the PRC tax authorities with respect to the sales of merchandise. VAT collected from customers, and net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

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

The following is a discussion of the Company’s revenue recognition policies by segment under the new revenue recognition accounting standard:

Pharmacy retail sales

The physical pharmacies sell prescription drugs, over-the-counter (“OTC”) drugs, traditional Chinese medicine, nutritional supplements, medical devices and sundry products. Revenue from sales of prescription medicine at drugstores is recognized when a prescription is filled and a customer picks up and pays for the prescription. Revenue from sales of other merchandise at drugstores is recognized at the point of sale, which is when a customer pays for and receives the merchandise. Usually the majority merchandise, such as prescription and OTC drugs, are not refundable after customers leave the counter. Returns of other products, such as sundry products, are minimal. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. Based on historical experience, the Company made a reserve for potential losses from denial of reimbursement on certain unqualified drugs to the receivables from the government agency. Additionally, several onsite clinics adjacent to pharmacies provide limited medical services. Revenue from medical services is recognized after the service has been rendered to a customer. As revenue from medical services is minimal compared to pharmacy retail sales, it is included as part of the pharmacy retail sales.

The Company deducts the membership rewards directly from the retail revenue, and presents such amounts in net sales as opposed to the current reduction of operation expense classification. Membership rewards, usually membership points, are accumulated by customers based on their historical spending levels. The Company determines if there is an additional performance obligation to the customers at the time of the initial transaction. The customers can then redeem these points during their future purchase. At the end of each quarter and fiscal year, unredeemed membership rewards are reflected as a contract liability.

Online pharmacy sales

The online pharmacy segment sells various health products except for prescription drugs. Revenue from online pharmacy sales is recognized when merchandise is shipped to customers. While most deliveries take one day, certain deliveries may take longer depending on a customer’s location. Any loss caused in a shipment will be reimbursed by the Company’s courier company. The Company’s sales policy allows for return of certain merchandises without reason within seven days after a customer’s receipt of the applicable merchandise. Historically, sales returns beyond seven days of the receipt of merchandise have been minimal.

Wholesale

Jiuxin Medicine purchases medicine in quantity and distributes products primarily to local pharmacies and medical products dealers. Revenue from sales of merchandise to non-retail customers is recognized when the merchandise is transferred to customers. Historically, sales returns have been minimal.

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by major source in each segment for the three and nine months ended December 31, 2020 and 2019:

For the three months ended December 31	2020	2019
Retail drugstores
Prescription drugs	$7,013,958	$7,496,469
OTC drugs	8,451,389	10,260,883
Nutritional supplements	1,624,313	1,602,407
TCM	1,191,877	1,416,126
Sundry products	301,658	188,484
Medical devices	1,483,645	611,597
Total retail revenue	$20,066,840	$21,575,966
Online pharmacy
Prescription drugs	$2,227,332	$-
OTC drugs	2,415,029	1,981,871
Nutritional supplements	318,869	245,249
TCM	174,476	42,331
Sundry products	548,018	729,179
Medical devices	915,414	966,393
Total online revenue	$6,599,138	$3,965,023
Drug wholesale
Prescription drugs	$7,450,847	$6,358,031
OTC drugs	1,326,118	1,310,927
Nutritional supplements	15,452	47,736
TCM	57,244	67,507
Sundry products	2,530	19,789
Medical devices	20,590	18,303
Total wholesale revenue	$8,872,781	$7,822,293
Total revenue	$35,538,759	$33,363,282

For the nine months ended December 31	2020	2019
Retail drugstores
Prescription drugs	$20,403,438	$19,214,689
OTC drugs	22,887,032	24,964,312
Nutritional supplements	4,636,347	4,510,514
TCM	3,195,267	4,474,676
Sundry products	1,062,321	777,432
Medical devices	4,623,405	2,370,604
Total retail revenue	$56,807,810	$56,312,227
Online pharmacy
Prescription drugs	$5,855,491	$-
OTC drugs	5,720,874	4,133,128
Nutritional supplements	747,962	488,956
TCM	270,024	77,981
Sundry products	1,506,232	1,542,372
Medical devices	2,758,401	2,517,455
Total online revenue	$16,858,984	$8,759,892
Drug wholesale
Prescription drugs	$19,267,262	$18,054,557
OTC drugs	3,804,608	3,433,730
Nutritional supplements	102,397	104,475
TCM	164,544	247,465
Sundry products	23,887	30,809
Medical devices	406,124	54,690
Total wholesale revenue	$23,768,822	$21,925,726
Total revenue	$97,435,616	$86,997,845

Contract Balances

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a retail customer for which the Company has received consideration, for example membership points and membership rewards. The consideration received remains a contract liability until goods or services have been provided to the retail customer.

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2020	March 31, 2020
Trade receivable (included in accounts receivable, net)	$11,521,988	$9,770,656
Contract liabilities (included in accrued expenses)	1,138,349	1,106,982

Restricted cash

The Company’s restricted cash consists of cash and long-term deposits in a bank as security for its notes payable. The Company has notes payable outstanding with a bank and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Notes payable are generally short term in nature due to their short maturity period of six to nine months; thus, restricted cash is classified as a current asset.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Cash and cash equivalents	$12,116,508	$16,176,318
Restricted cash	12,925,216	14,806,288
Cash, cash equivalents and restricted cash	$25,041,724	$30,982,606

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

In the Company’s online pharmacy business, accounts receivable primarily consist of amounts due from non-bank third party payment instruments such as Alipay and certain e-commerce platforms. To purchase pharmaceutical products from e-commerce platforms such as Tmall, customers are required to submit payments to certain non-bank third party payment instruments, such as Alipay, which, in turn, reimburse the Company within seven days to a month. Except for customer returns of sold products, the receivables from these payment instruments are rarely uncollectible.

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

For the three months ended December 31, 2020, bad debt direct write-off and provision in cash flows amounted to $293,141, an increase of $1,089,429, as compared to reversal of bad debt allowance of $796,288 for the same period a year ago. For the nine months ended December 31, 2020, bad debt direct write-off and provision in cash flows amounted to $7,065, an increase of $36,103, as compared to reversal of bad debt allowance of $29,038 for the same period a year ago.

Advances to suppliers

Advances to suppliers consist of prepayments to vendors, such as pharmaceutical manufacturers and other distributors. Since the acquisition of Jiuxin Medicine, the Company has transferred almost all logistics services of its retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only directly purchases certain non-medical products, such as nutritional supplements. As a result, almost all advances to suppliers are made by Jiuxin Medicine.

Advances to suppliers for our drug wholesale business consist of prepayments to vendors, such as pharmaceutical manufacturers and other distributors. The Company typically receives products from vendors within three to nine months after making prepayments. The Company continuously monitors delivery from, and payments to, its vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified.

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

Impairment of long-lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. There were no fixed assets and farmland assets impaired for the nine months ended December 31, 2020 and 2019.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2020 and March 31, 2020, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $91,703 and $60,781 for the three months ended December 31, 2020 and 2019, respectively. Advertising and promotion costs are expensed as incurred and amounted to $229,079 and $217,768 for the nine months ended December 31, 2020 and 2019, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at December 31, 2020 and at March 31, 2020 were translated at 1 RMB to 0.1531 USD and at 1 RMB to 0.1410 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the nine months ended December 31, 2020 and 2019 were at 1 RMB to 0.1456 USD and at 1 RMB to 0.1437 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 76,550) per bank. As of December 31, 2020, and March 31, 2020, the Company had deposits totaling $25,001,532 and $30,974,714 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 76,550) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the three months ended December 31, 2020, two largest vendors accounted for 44.8% of the Company’s total purchases and one vendor accounted for 24.4% of the Company’s total advances to suppliers. For the three months ended December 31, 2019, two largest vendors accounted for 45.1% of the Company’s total purchases and one vendor accounted for 24.4% of the Company’s total advances to suppliers.

For the nine months ended December 31, 2020, two vendors accounted for 32.8% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers. For the nine months ended December 31, 2019, two vendors accounted for 48.7% of the Company’s total purchases and two vendors accounted for more than 10% of total advances to suppliers.

For the three months ended December 31, 2020 and 2019, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable. For the nine months ended December 31, 2020 and 2019, no customer accounted for more than 10% of the Company’s total sales or more than 10% of total accounts receivable.

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

The Company leases premises for retail drugstores, and offices under non-cancellable operating leases. Operating lease payments are expensed over the term of lease using straight line method. A majority of the Company’s retail drugstore leases have a 3 to 10 year term. Usually within one to three months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. If both parties agree to continue, a new lease contract with new lease terms has to been signed by both parties. Usually, the rent may increase year by year based on the lease contract. Sublease is typically not allowed. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into that have not yet commenced. The Company has historically been able to renew a majority of its drugstores’ leases. The weighted average remaining lease term is 2.6 years and the weighted average discount rate is 4.19%. Under the terms of its lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the leases. Due to the spread of COVID-19, the Company was able to renegotiate with certain landlords and was able to lower its rent payment. However, the reduction in rent is immaterial. .If any reduction is successfully implemented, as the amount is immaterial, the Company simply adjusts rent expense as reduced payments are made.

Recent Accounting Pronouncements

Accounting pronouncements adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The FASB has voted to defer the effective date for public companies that are smaller reporting companies to fiscal years beginning after December 15, 2022. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. ASU 2018-13 has no impact on the Company’s consolidated financial statements.

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

Note 4 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of December 31, 2020 and March 31, 2020, financial assets available for sale amounted to $170,604 (RMB 1,114,500) and $157,159 (RMB 1,114,500), respectively. As of December 31, 2020, the fair value of an investment in a limited partner (LP) in a private equity fund (PE fund), which is intended to invest in retail pharmaceutical business, is $78,758 (RMB 514,500). Additionally, the Company has invested in Inner Mongolia Songlu Pharmaceutical Co. (“Songlu Pharmaceutical”). As of December 31, 2020, the fair value of the investment is $91,846 (RMB 600,000), which accounts for 0.5% shares of Songlu Pharmaceutical.

Note 5 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	December 31, 2020	March 31, 2020
Accounts receivable	$14,015,488	$12,034,726
Less: allowance for doubtful accounts	(2,493,500)	(2,264,070)
Trade accounts receivable, net	$11,521,988	$9,770,656

For the three months ended December 31, 2020 and 2019, $16,433 and $47,110 in accounts receivable were written off, respectively. For the nine months ended December 31, 2020 and 2019, $71,856 and $184,838 in accounts receivable were written off, respectively. As of December 31, 2020, $813,567 were pledged as collateral for borrowings from financial institutions. As of March 31, 2020, $627,055 were pledged as collateral for borrowings from financial institutions.

Note 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31, 2020	March 31, 2020
Rental deposits (1)	$1,488,133	$1,364,975
Prepaid and other current assets	333,705	163,565
Total	$1,821,838	$1,528,540

(1)	The balance as of December 31, 2020 and March 31, 2020 includes short-term refundable rental security deposits.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2020	March 31, 2020
Building	$6,383,729	$5,880,627
Leasehold improvements	9,827,485	9,209,136
Farmland development cost	1,830,708	1,686,430
Office equipment and furniture	6,006,533	5,632,955
Motor vehicles	378,704	504,327
Total	24,427,159	22,913,475
Less: Accumulated depreciation	(15,296,761)	(13,059,852)
Impairment*	(2,402,913)	(2,219,883)
Property and equipment, net	$6,727,485	$7,633,740

*	The variance of impairment from March 31, 2020 to December 31, 2020 is solely caused by exchange rate variance.

Depreciation expenses for property and equipment totaled $350,544 and $413,411 for the three months ended December 31, 2020 and 2019, respectively. Depreciation expenses for property and equipment totaled $1,458,703 and $1,352,400 for the nine months ended December 31, 2020 and 2019, respectively. There were no fixed assets impaired in the nine months ended December 31, 2020 and December 31, 2019.

Note 8 – LONG-TERM INVESTMENT

Long-term investment consists of the following:

	December 31, 2020		March 31, 2020
Kahamadi Bio (1)	$9,823	*	$6,217	*
Zhetong Medical (2)	4,286,156		2,538,234
Long-term investment	$4,295,979		$2,544,451

(1)	It represents 49% investment in Kahamadi Bio. The investment is recorded using the equity method. Kahamadi Bio made a profit of $2,923 in the nine months ended December 31, 2020.

(2)

It represents 39% investment in Zhejiang Zhetong Medical Co., Ltd. (“Zhetong Medical”). Zhetong Medical was established in March 2020 to target potential acquisitions or to cooperate with local pharmacies. By attracting more funds from local investors, the Company expects to continue growing its local network in the future. In the nine months ended December 31, 2020, Jiuzhou Pharmacy injected funds of approximately $1,747,922 into Zhetong Medical. The investment is recorded based on equity method.

Note 9 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest. As of December 31, 2020 and March 31, 2020, advance to suppliers consist of the following:

	December 31, 2020	March 31, 2020
Advance to suppliers	$5,595,191	$2,198,863
Less: reserve for vendor non-performance on advances	(1,083,370)	(1,024,063)
Advance to suppliers, net	$4,511,821	$1,174,800

For the nine months ended December 31, 2020 and 2019, none of the advances to suppliers were written off against previous allowance for unrefundable advances, respectively. The increase in advance to suppliers is primarily due to deposits made to purchase Ejiao. Ejiao is a tradtional chinese nutritional supplement, which is popular in the local market. In order to retain the sufficient quantity of Ejiao for our stores, we advanced approximately $3.06 million to suppliers.

Note 10 – INVENTORY

Inventory consisted of finished goods, valued at $14,933,245 and $12,247,004 as of December 31, 2020 and March 31, 2020, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration dates to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of December 31, 2020 and March 31, 2020.

Note 11 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of December 31, 2020 and March 31, 2020, farmland assets are valued as follows:

	December 31,	March 31,
	2020	2020
Farmland assets	$2,388,644	$2,177,606
Less: Impairment*	(1,558,049)	(1,435,259)
Farmland assets, net	$830,595	$742,347

*	The difference between the recorded impairment loss as of December 31, 2020 and March 31, 2020 is primarily due to the exchange rate variance over years. There is no leasehold impairment expense in the nine months ended December 31, 2020 and 2019.

Note 12 – LONG TERM REFUNDABLE DEPOSITS, LANDLORDS

As of December 31, 2020 and March 31, 2020, long term deposits amounted to $1,551,248 and $1,456,384, respectively. Long term deposits are money deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid up front, plus additional deposits.

Note 13 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	December 31, 2020	March 31, 2020
Forest land use rights*	$1,039,159	$994,558
Others	97,102	52,205
Total	$1,136,261	$1,046,763

*	The prepayment for lease of forest land use rights is a payment made to a local government in connection with entering into an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.

The amortization of the prepayment for the lease of forest land use right was approximately $12,834 and $12,652 for the three months ended December 31, 2020 and 2019, respectively. The amortization of the prepayment for the lease of forest land use right was approximately $38,501 and $37,957 for the nine months ended December 31, 2020 and 2019, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

For the year ending December 31,	Amount
2021	$51,335
2022	51,335
2023	51,335
2024	51,335
2025	51,335
Thereafter	$782,484

Note 14 – LEASES

The Company leases most of its retail stores and corporate offices under operating leases, typically with initial terms of 3 to 10 years. Usually within one to three months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. If both parties agree to continue, a new lease contract with new lease terms has to been signed by both parties. Usually, the rent may increase year by year based on the lease contract. Sublease is typically not allowed. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into that have not yet commenced. The net lease cost for the nine months ended December 31, 2020 is $4,875,040. The Company does not have any finance lease according to the definition of ASU 2016-02, Leases (Topic 842). Supplemental cash flow information related to leases for the nine months ended December 31, 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$4,875,040
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-

Supplemental balance sheet information related to leases as of December 31, 2020 is as follows:

Operating leases:
Operating lease right-of-use assets	$21,389,539

Current portion of operating lease liabilities	$1,650,085
Long-term operating lease liabilities	17,993,514
Total operating lease liabilities	$19,643,599

Weighted average remaining lease term
Operating leases	2.6

Weighted average discount rate
Operating leases	4.77%

The following table summarizes the maturity of lease liabilities under operating leases as of December 31, 2020:

Operating
For the year ending December 31,	Leases
2021	$1,637,434
2022	6,561,458
2023	4,664,506
2024	3,389,697
2025	2,063,584
Thereafter	2,662,802
Total lease payments	20,979,481
Less: imputed interest	(1,335,882)
Total lease liabilities	$19,643,599

Note 15 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	December 31, 2020	March 31, 2020
License (1)	$2,441,250	$2,220,512
Software(2)	1,210,785	1,083,024
Land use rights (3)	1,492,738	1,375,095
Total intangible assets	5,144,773	4,678,631
Less: accumulated amortization	(933,273)	(667,633)
Less: impairment(4)	(669,828)	(617,038)
Intangible assets, net	$3,541,672	$3,393,960

Amortization expense of intangibles amounted to $48,301 and $107,666 for the three months ended December 31, 2020 and 2019, respectively. Amortization expense of intangibles amounted to $198,298 and $210,555 for the nine months ended December 31, 2020 and 2019, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired previously, such as Sanhao Pharmacy and several local stores. If a store has such license, patients are allowed pay by using insurance cards at that store. The stores are then reimbursed from the Human Resource and Social Security Department of Hangzhou City. In 2014, the Company acquired Sanhao Pharmacy, a drugstore chain. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. On January 9, 2020, Jiuzhou Pharmacy acquired a local drugstore chain. The acquired drugstores ceased all business and liquidated all accounts after being acquired. In March 2020, the drugstore chain has dissolved and its certificates were transferred to new stores owned by Jiuzhou Pharmacy.

(2)	These balances primarily include the SAP ERP system, the Internet Clinic Diagnosis Terminal system and the Chronic Disease Management system. In 2017, the Company installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. It is being amortized over three years since its installation. In 2020, the Company installed an internet Clinic Diagnosis System for online diagnosis which may increase customer spending, and a Chronic Disease Management System to better manage and monitor its members’ health. As of December 31, 2020, the SAP system has a net value of $769,881 (RMB 5,029,372), the internet Clinic Diagnosis System has a net value of approximately $411,580 (RMB 2,688,709), and the Chronic Disease Management System has a net value of approximately $17,815 (RMB 116,379).

(3)	In July 2013, the Company purchased the land use rights of a plot of land in Lin’an, Hangzhou, intended to establish an herb processing plant in the future. However, as the Company’s farming business in Lin’an has not grown, the Company does not expect to complete this project in the near future.

(4)	In the year ended March 31, 2020, the Company evaluated the licenses of insurance applicable drugstores acquired in the past based on the discounted positive cash value. Due to the stricter government insurance policy in the fourth quarter of fiscal year 2020, the value of these licenses has declined. As a result, the Company recorded an impairment in the fourth quarter of fiscal 2020. There are no impairment expenses in the nine months ended December 31, 2020 and 2019.

Note 16 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”) that provided working capital in the form of the following bank acceptance notes at December 31, 2020 and March 31, 2020:

		Origination	Maturity	December 31,	March 31,
Beneficiary(1)	Endorser	date	date	2020	2020
Jiuzhou Pharmacy	HUB	10/09/19	04/09/20	-	3,478,259
Jiuzhou Pharmacy	HUB	11/06/19	05/06/20	-	164,582
Jiuzhou Pharmacy	HUB	12/05/19	06/05/20	-	3,106,474
Jiuzhou Pharmacy	HUB	12/31/19	06/30/20	-	2,289,308
Jiuzhou Pharmacy	HUB	01/06/20	07/06/20	-	129,457
Jiuzhou Pharmacy	HUB	02/19/20	08/19/20	-	5,105,096
Jiuzhou Pharmacy	HUB	03/10/20	09/10/20	-	5,324,871
Jiuxin Medicine	HUB	12/26/19	06/26/20	-	1,371,992
Jiuxin Medicine	HUB	12/31/19	06/30/20	-	3,943,776
Jiuxin Medicine	HUB	03/31/20	09/30/20	-	1,692,156
Jiuzhou Pharmacy	HUB	08/11/20	02/11/21	4,359,247
Jiuzhou Pharmacy	HUB	08/31/20	03/01/21	474,539
Jiuzhou Pharmacy	HUB	09/08/20	03/08/21	3,848,532	-
Jiuzhou Pharmacy	HUB	10/10/20	04/10/21	824,202	-
Jiuzhou Pharmacy	HUB	11/09/20	05/09/21	5,739,133	-
Jiuzhou Pharmacy	HUB	12/17/20	06/17/21	1,238,393
Jiuzhou Pharmacy	HUB	12/25/20	06/25/21	995,001
Jiuzhou Pharmacy	HUB	12/30/20	06/30/21	1,305,535
Jiuzhou Pharmacy	HUB	12/07/20	06/07/21	2,429,269
Jiuxin Medicine	HUB	12/30/20	06/30/21	4,522,310	-
Total				$25,736,161	$26,605,971

(1)	As of December 31, 2020, the Company had $25,736,161 (RMB 168,125,591) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $12,683,907 (RMB 82,859,654) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $6,888,465 three-year deposit (RMB 45,000,000) deposited into HUB as a collateral for current and future notes payable from HUB. As of March 31, 2020, the Company had $26,605,971 (RMB 188,677,437) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $14,596,179 (RMB 103,509,456) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $8,763,958 three-year deposit (RMB 62,150,000) deposited into HUB as a collateral for current and future notes payable from HUB.

As of December 31, 2020, the Company had a credit line of approximately $13.62 million in the aggregate from HUB. By putting up a three-year deposit of $6.89 million and the additional short-term deposits of $5.80 million deposited in the banks, the total credit line was $26.31 million. As of December 31, 2020, the Company had approximately $25.74 million of bank notes payable and approximately $0.57 million bank credit line was still available for further borrowing. The bank notes are secured by three drugstores of Jiuzhou Pharmacy and guaranteed by the Company’s major shareholders.

Note 17 – LONG-TERM LOAN PAYABLE

On August 2, 2019 and December 11, 2019, the Company borrowed $717,810 and $6,460,290 from Haihui Commercial Factoring (Tianjin) Co. Ltd. (“Haihui Commercial”), respectively. After deducting processing fee and deposits which are refundable at the end of loan period, the Company received $617,317 and $5,878,864 respectively. The Company is required to pledge accounts receivable of three drugstores to Haihui Commercial. As of December 31, 2020, the remaining loan balance is $5,069,907. The Company is scheduled to make monthly repayments, among which $2,480,264 is due within a year. The Company has an option to pay off the debts earlier than the repayment schedule upon approval from Haihui Commercial.

Note 18 – TAXES

Income tax

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rate based on forecasted annual results for the FYE 2021 is (1.1)%. The effective tax rates on income before income taxes for the nine months ended December 31, 2020 was (0.5)%. The (0.5)% rate adjustments for the nine months ended December 31, 2020 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax. The effective tax rate is based on forecasted annual results and these amounts may fluctuate significantly through the rest of the year as a result of the unpredictable impact of COVID-19 on the Company’s operating activities.

The effective tax rate on income before income taxes for the nine months ended December 31, 2019 was (0.5)%. The (0.5)% rate adjustments for the nine months ended December 31, 2019 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax.

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	For the nine months Ended December 31
	2020	2019
U.S. Statutory rates	21.0%	21.0%
Foreign income not recognized in the U.S.	(21.0)	(21.0)
China income taxes	25.0	25.0
Change in valuation allowance	(25.0)	(25.0)
Non-deductible expenses-permanent difference	(0.5)	(0.5)
Effective tax rate	(0.5)%	(0.5)%

The Company has recorded $0 unrecognized benefit as of December 31, 2020. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

Note 19 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $309,950 and $364,477 in employment benefits and pension for the three months ended December 31, 2020 and 2019, respectively. The Company contributed $769,740 and $1,045,798 in employment benefits and pension for the nine months ended December 31, 2020 and 2019, respectively.

Note 20 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	December 31, 2020	March 31, 2020
Due to a director and CEO (1) :	$689,274	$490,218

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

The Company leases from Mr. Lei Liu a retail space; the lease expires in September 2022. Rent expenses totaled $6,993 and $6,572 for the three months ended December 31, 2020 and 2019, respectively. Rent expenses totaled $20,216 and $19,956 for the nine months ended December 31, 2020 and 2019, respectively. The amounts owed under the lease for the nine months ended December 31, 2020 and 2019 were not paid to Mr. Liu as of December 31, 2020.

On April 28, 2018, 10% of Jiuxin Medicine was sold to Hangzhou Kangzhou Biotech Co. Ltd. for a total proceed of approximately $75,643 (RMB507, 760). Mr. Lei Liu owns 51% of Hangzhou Kangzhou Biotech Co. Ltd.

Note 21 – WARRANTS

In connection with the registered direct offering closed on July 19, 2015, the Company issued to an investor a warrant to purchase up to 600,000 shares of common stock at an exercise price of $3.10 per share. The warrant became exercisable on January 19, 2016 and expired on January 18, 2021. In connection with the offering, the Company also issued a warrant to its placement agent of this offering, pursuant to which the agent may purchase up to 6% of the aggregate number of shares of common stock sold in the offering, i.e. 72,000 shares. Such warrant has the same terms as the warrant issued to the investor in the offering.

On June 1, 2020, one investor exercised 25,000 warrants at the price of $3.10 per share in cash. As of December 31, 2020, 647,000 warrants had not been exercised. The fair value of the warrants issued to purchase 647,000 and 672,000 shares as of December 31, 2020 and March 31, 2020, as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	December 31, 2020	March 31, 2020

Stock price	$1.01	$1.77
Exercise price	$3.10	$3.10
Annual dividend yield	-%	-%
Expected term (years)	0.05	0.81
Risk-free interest rate	0.08%	0.71%
Expected volatility	86.36%	62.08%

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $64,090 as of March 31, 2020. For the three months ended December 31, 2020 and December 31, 2019, the Company recognized a gain of $36,306 and a loss of $65,172 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. For the nine months ended December 31, 2020 and December 31, 2019, the Company recognized a gain of $64,090 and a gain of $345,248 for the investor warrant and placement agent warrant, from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $0 and $64,090 for the investor warrant and placement agent warrant, collectively, as of December 31, 2020 and March 31, 2020.

Note 22 – EMPLOYEE DEPOSITS

To encourage the operating team, which consists of doctors and nurses, to devote their efforts to run clinics, Linjia Medical allows them to put deposits in the clinic where doctors and nurses work, and take shares in any profit of the clinic. The principal amounts of these deposits are refundable in the event the doctors and nurses leave the clinic. In order to properly reflect Linjia Medical’s liabilities, the Company reclassified the deposit of $15,308 (RMB100,000) and $70,507 (RMB500,000) as financial liability as of December 31, 2020 and March 31, 2020.

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

Stock-based compensation

The Company accounts for share-based payment awards granted to employees and directors by recording compensation expense based on estimated fair values. The Company estimates the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. Share-based awards are attributed to expenses using the straight-line method over the vesting period. The Company determines the value of each option award that contains a market condition using a Monte Carlo Simulation valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under FASB ASC 718 “Compensation - Stock Compensation.” The assumptions used in calculating the fair value of share-based payment awards represent the Company’s best estimates. The Company’s estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option modifications, estimates of forfeitures, and the related income tax impact. On December 31, 2020, the Company granted a total of 3,790,000 shares of restricted common stock to its key employees in its retail drugstores and online pharmacy under the Company’s 2010 Equity Incentive Plan, as amended (the “Plan”). The stock awards vested on the grant date. All $3,941,600 of such expense has been recorded as a service compensation expense in the quarter ended December 31, 2020.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vested on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options are exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the nine months ended December 31, 2020 and 2019, none was recorded as compensation expense. As of December 31, 2020, all compensation costs related to stock option compensation arrangements granted have been recognized.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the nine months ended December 31, 2020 and 2019, the Company did not make appropriations to statutory reserves.

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

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Net Loss(income) attributable to controlling interest	$(6,256,319)	$531,782	$(7,981,547)	$(2,828,132)
Weighted average shares used in basic computation	41,339,834	32,936,786	40,462,971	32,776,786
Diluted effect of purchase options and warrants	-	-	-	-
Weighted average shares used in diluted computation	41,339,834	32,936,786	40,462,971	32,776,786
Loss(income) per share – Basic:
Net loss(income) attributable to controlling interest	$(0.15)	$0.02	$(0.20)	$(0.09)
Loss(income) per share – Diluted:
Net loss (income) attributable to controlling interest	$(0.15)	$0.02	$(0.20)	$(0.09)

For the three and nine months ended December 31, 2020, 967,000 shares underlying employee stock options and 575,000 shares underlying outstanding purchase options to an investor, and 72,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operations for the three months ended December 31, 2020.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$20,066,840	$6,599,138	8,872,781	-	35,538,759
Cost of goods	13,525,740	6,065,897	7,859,872	-	27,451,509
Gross profit	$6,541,100	$533,241	1,012,909	-	8,087,250
Selling expenses	6,864,838	790,595	607,157	-	8,262,590
General and administrative expenses	5,557,075	64,983	570,236	-	6,192,294
Income (Loss) from operations	$(5,880,813)	$(322,337)	(164,484)	-	(6,367,634)
Depreciation and amortization	$384,166	$-	14,679	-	398,845
Total capital expenditures	$68,367	$-	-	-	68,367

The following table presents summarized information by segment of the continuing operations for the three months ended December 31, 2019.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$21,575,965	$3,965,023	7,822,294	-	33,363,282
Cost of goods	15,388,580	3,639,995	7,051,335	-	26,079,910
Gross profit	$6,187,385	$325,028	770,959	-	7,283,372
Selling expenses	4,836,140	507,393	332,867	-	5,676,400
General and administrative expenses	1,403,350	61,193	(410,483)	-	1,054,060
Income (Loss) from operations	$(52,105)	$(243,558)	848,575	-	552,912
Depreciation and amortization	$459,184	$-	36,402	-	495,586
Total capital expenditures	$277,480	$-	-	-	277,480

The following table presents summarized information by segment of the continuing operations for the nine months ended December 31, 2020.

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$56,807,810	$16,858,984	23,768,822	-	97,435,616
Cost of goods	38,254,501	15,039,033	21,061,861	-	74,355,395
Gross profit	$18,553,309	$1,819,951	2,706,961	-	23,080,221
Selling expenses	17,278,931	2,117,354	1,614,224	-	21,010,509
General and administrative expenses	8,097,483	186,104	2,090,432	-	10,374,019
Loss from operations	$(6,823,105)	$(483,507)	(997,695)	-	(8,304,307)
Depreciation and amortization	$1,626,020	$-	30,980	-	1,657,000
Total capital expenditures	$387,223	$-	-	-	387,223

The following table presents summarized information by segment of the continuing operations for the nine months ended December 31, 2019.

	Retail drugstores	Online pharmacy	Drug wholesale	Herb farming	Total
Revenue	$56,312,226	$8,759,892	21,925,727	-	86,997,845
Cost of goods	39,542,348	7,769,309	19,648,014	-	66,959,671
Gross profit	$16,769,878	$990,583	2,277,713	-	20,038,174
Selling expenses	15,067,432	1,442,927	1,620,440	-	18,130,799
General and administrative expenses	4,396,589	176,792	1,156,226	-	5,729,607
Loss from operations	$(2,694,143)	$(629,136)	(498,953)	-	(3,822,232)
Depreciation and amortization	$1,495,216	$-	67,740	-	1,562,956
Total capital expenditures	$1,267,614	$-	-	-	1,267,614

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard.

The Company’s net revenue from external customers through its retail drugstores by main product categories for the three and nine months ended December 31, 2020 and 2019 were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Prescription drugs	$7,013,958	$7,496,469	$20,403,438	$19,214,689
OTC drugs	8,451,389	10,260,883	22,887,032	24,964,312
Nutritional supplements	1,624,313	1,602,407	4,636,347	4,510,514
TCM	1,191,877	1,416,126	3,195,267	4,474,676
Sundry products	301,658	188,484	1,062,321	777,432
Medical devices	1,483,645	611,597	4,623,405	2,370,604
Total	$20,066,840	$21,575,966	$56,807,810	$56,312,227

The Company’s net revenue from external customers through online pharmacy by main product categories is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Prescription drugs	$2,227,332	$-	$5,855,491	$-
OTC drugs	2,415,029	1,981,871	5,720,874	4,133,128
Nutritional supplements	318,869	245,249	747,962	488,956
TCM	174,476	42,331	270,024	77,981
Sundry products	548,018	729,179	1,506,232	1,542,372
Medical devices	915,414	966,393	2,758,401	2,517,455
Total	$6,599,138	$3,965,023	$16,858,984	$8,759,892

The Company’s net revenue from external customers through wholesale by main product categories is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Prescription drugs	$7,450,847	$6,358,031	$19,267,262	$18,054,557
OTC drugs	1,326,118	1,310,927	3,804,608	3,433,730
Nutritional supplements	15,452	47,736	102,397	104,475
TCM	57,244	67,507	164,544	247,465
Sundry products	2,530	19,789	23,887	30,809
Medical devices	20,590	18,303	406,124	54,690
Total	$8,872,781	$7,822,293	$23,768,822	$21,925,726

Note 26 – Subsequent Events

On Februrary 4, 2021, Jiuxin Investments sold Lin’An Jiuzhou, its subsidiary, to a local online medicine operator for a total proceeds of $130,135 (RMB850,000). Lin’An Jiuzhou has suffered an accumulated loss of $833,831 as of January 31, 2021. After spinning off its Lin’An subsidiary, the Company will focus more on its Hangzhou pharmacies. The disposal of Lin’an Jiuzhou’s operation is insignificant to our pharmacy business.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of December 31, 2020, we had 115 pharmacies in Hangzhou city and its adjacent town Lin’an under the store brand of “Jiuzhou Grand Pharmacy” and 4 independent pharmacies controlled by Jiuzhou Pharmacy. During the nine months ended December 31, 2020, we dissolved four pharmacies.

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

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. We also planted gingkgo trees but have not incurred sales in the nine months ended December 31, 2020.

Amidst COVID-19 outbreak, we experienced a decline in the number of customer visits. To avoid face-to-face contact, customers tend to shop online. In order to keep pace with customers’ change in their ways of shopping, we strengthened our O2O service team, which takes orders online, i.e. via mobile phone app, and delivers products to local community from our stores. The spread of the disease has been effectively controlled in China in the past few months. The number of the new daily cases has become limited. People now work and live as usual. As a result, we believe the negative impacts on our operations are temporary. However, the impact of COVID-19 on our operations depends on its future developments, which are highly uncertain and cannot be predicted. Major factors include the duration of the outbreak, new information concerning the severity of the coronavirus, and actions to contain coronavirus or minimize its harm, among others.

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

Revenue recognition

In May 2014, the FASB issued ASU No. 2014-09, which creates Topic 606, Revenue from Contracts with Customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and permits early adoption on a limited basis. The update permits the use of either the retrospective or cumulative effect transition method. On April 1, 2018, we adopted the guidance in ASC 606 and all the related amendments and applied the new revenue standard to all contracts using the modified retrospective method. Based on the new standard our revenue recognition policies related to membership rewards programs has changed. Membership rewards, usually membership points, are accumulated by customers based on their historical spending levels. The Company determined if there is an additional performance obligation to the customers at the time of the initial transaction. The customers can then redeem these points during they future purchase. At the end of each quarter and fiscal year, unredeemed membership rewards are reflected as a contract liability. The adoption of the new revenue standard was not material and is not expected to be material to our net income on an ongoing basis.

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

The long-lived asset impairment loss calculation contains uncertainty since management must use judgment to estimate each asset group’s future sales, profitability and cash flows. When preparing these estimates, the Company considers historical results and current operating trends and consolidated sales, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic and regulatory conditions, efforts of third party organizations to reduce their prescription drug costs and/or increased member co-payments, the continued efforts of competitors to gain market share and consumer spending patterns. There were no material impairment losses for definite-lived intangible assets recognized in the three and nine months ended December 31, 2020 and 2019.

Results of Operations

Comparison of the three months ended December 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended December 31, 2020 and 2019:

	Three months ended December 31,
	2020		2019
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$35,538,759	100.0%	$33,363,282	100.0%
Gross profit	$8,087,250	22.8%	$7,283,372	21.8. %
Selling expenses	$8,262,590	23.2%	$5,676,400	17.0%
General and administrative expenses	$6,192,294	17.4%	$1,054,060	3.2%
Loss(gain) from operations	$(6,367,634)	(17.9)%	$552,912	1.7%
Other Income(expense), net	$39,786	0.1%	$(29,635)	(0.1)%
Change in fair value of derivative liability	$36,306	0.1%	$(65,172)	(0.2)%
Income tax expense	$1,976	(0.0)%	$2,184	0.0%
Net loss(gain)	$(6,293,518)	(17.7)%	$455,921	1.4%

Revenue

Due to the growth in our online pharmacy, revenue increased by $2,175,477 or 6.5% for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019.

Revenue by Segment

The following table breaks down the revenue of our four business segments for the three months ended December 31, 2020 and 2019:

	For the three months ended December 31,
	2020		2019
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$20,066,840	56.5%	$21,575,965	64.7%	$(1,509,125)	(7.0)%
Revenue from online sales	6,599,138	18.5%	3,965,023	11.9%	2,634,115	66.4%
Revenue from wholesale business	8,872,781	25.0%	7,822,294	23.4%	1,050,487	13.4%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$35,538,759	100.0%	$33,363,282	100.0%	$2,175,477	6.5%

Retail drugstores sales, which accounted for approximately 56.5% of total revenue for the three months ended December 31, 2020, decreased by $1,509,125, or 7.0% compared to the three months ended December 31, 2019, to $20,066,840. After removing the impact of exchange rate fluctuation, the retail drugstores sales decreased by 12.6%. Same-store sales decreased by approximately $2,382,523, or 11.4%, while new stores contributed approximately $859,525 in revenue in the three months ended December 31, 2020.

The decrease in our retail drugstore sales is primarily due the negative effect on the overall economy from COVID-19, and also to our strategic decision to cease selling certain low-profit margin products that are eligible for reimbursement by National Healthcare Security Administration (“NHSA” hereafter) since September 1, 2020.

In the first half of 2020, to boost our sales, we promoted sale of DTP (Direct-to-Patient) drugs. DTP drugs are usually new medicines not sold at hospitals with low profit margin. As part of the PRC’s recent medical reform package, local governments require public hospitals to reduce their revenue percentage from drug sales. In order to achieve such goal, public hospitals first cease to sell low-profit-margin DTP products. As the biggest local drugstore network in Hangzhou City, Jiuzhou Pharmacy has a few stores located adjacent to local hospitals. Additionally, we have actively contacted local vendors for certain DTP products that we were previously not selling and were able to sell these DTP products in our stores. By setting special counters selling DTP products at our stores, our sales have increased especially in the first half of Calendar 2020. However, sales of a few DTP drugs are reimbursed by local NHSA. If we continue to sell large quantity of products reimbursed by the NHSA, the agency may refuse to pay us due to its limited budget. As a result, we chose to actively control sales of certain low-profit margin products covered by NHSA.

In order to further balance its budget, the local NHSA announced to eliminate a variety of medicines, including nutritional supplements, from its list of reimbursed drugs beginning from September 1, 2020. Certain eliminated items are quite popular at the market. As these products are not reimbursed by their insurance program, customers usually choose to order less on these products. As a result, our overall sales were affected. However, as we quickly searched for substitute products favored by our customers, we expect to recover our sales in the future.

Although local economy has quickly recovered from COVID-19, the economy growth has slowed down in general. Local people have become more conservative in consumption. It appears that COVID-19 has become more contagious in the winter. Once the spread of COVID-19 is effectively controlled, we expect the local consumption will surge again in the future.

Our online pharmacy sales increased by approximately $2,634,115, or 66.4% for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019. The increase was primarily caused by an increase in sales of prescription drugs via e-commerce platforms such as Tmall. In the past, prescription drugs cannot be sold online due to safety concern. However, because the nation has lifted the ban order, online prescription drug sales become popular. As a result, the sale of prescription drugs was $2,227,332 in the three months ended December 31, 2020 as compared to none in the three month ended December 31, 2019. Additionally, we maintained a membership care program targeted at chronic disease customers. We have closely interacted with our members via WeChat by providing healthcare knowledge and reminding our customers to refill medicine. By implementing a personalized customer care program, we were able to promote our sales.

Wholesale revenue increased by $1,050,487 or 13.4%. The sale of our wholesale business may vary based on customer’s need. Usually we resell certain products, which our retail stores made large order on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products. On the other hand, hospitals are still the dominant drug retailers in China. Local hospitals usually have strong ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the three months ended December 31, 2020 and 2019, we have not generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013, more than seven years ago. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer a ginkgo tree grows the more valuable it becomes. Therefore, we have not yet harvested our ginkgo trees. We plan to continue cultivating the trees in order to maximize their market value in the future. We will continue to grow ginkgo trees in the future.

Gross Profit

Gross profit increased by $803,878 or 11.0% period over period primarily as a result of an increase in gross profit provided by retail pharmacy business and online pharmacy sales, which increased significantly in the three months ended December 31, 2020. At the same time, gross margin increased slightly from 21.8% to 22.8% due to lower online pharmacy profit margins. The average gross margins for each of our four business segments are as follows:

	For the three months ended December 31,
	2020	2019
Average gross margin for retail drugstores	32.6%	28.7%
Average gross margin for online sales	8.1%	8.2%
Average gross margin for wholesale business	11.4%	9.9%
Average gross margin for farming business	N/A	N/A

Retail gross margins increased primarily because of the control on sale of low profit margin products reimbursed by NHSA, introducing certain popular products with high profit margin, and renegotiating prices with our suppliers continuously. As described above, in order to meet the NHSA budget, we chose to actively control sales of certain low-profit margin products covered by NHSA. In order to promote our sales and profits, we specifically selected a series of popular products, which we believe are suitable to local community. As a result, we were able to keep up with our sales profit margin. Additionally, we continuously renegotiate with our vendors and press price down to acceptable levels. For example, we explore more suppliers to search for lower prices. We also try to directly purchase from manufacturers instead of local vendors to cut off middle-man expenses. We expect to keep our profit margin at a reasonable level in the future.

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

Selling and Marketing Expenses

Selling and marketing expenses increased by $2,586,190, or 45.6%, as compared to the same period of last fiscal year, primarily due to increase in annual employee compensation and online sales service fee as a result of sale increase in our online pharmacy. To cope with intense competition in retail pharmacy business, it is important to retain key operation staff such as store managers and marketing and merchandise analysts. In addition, our fast growing online pharmacy business requires more experienced staff. To retain these staff, we incurred $1.6 million more labor expenses. On the other side, our online pharmacy sales increased more than 60% in the three months ended December 31, 2020 as compared to the same period last year. As a result, we incurred additional service fee of $0.5 million from third-party platforms such as Tmall and JD.com, which usually charge their fee based on a proportion of our sales via their platforms. Overall, such expenses as a percentage of our revenue were 23.2% and 17.0% respectively, in the three months ended December 31, 2020 and 2019.

General and Administrative Expenses

General and administrative expenses increased by $5,138,234, or 487.5%, as compared to the same period of last year. Such expenses as a percentage of revenue increased to 17.4% from 3.2% for the same period of last year. On December 21, 2020, we issued 3,790,000 shares of common stock according to our employee stock reward incentive plan and recorded stock-based compensation of $3,941,600. Additionally, For the three months ended December 31, 2020, bad debt direct write-off and provision amounted to $293,141, an increase of $1,089,429, as compared to reversal of bad debt allowance of $796,288 for the same period a year ago. Excluding such effect, the general and administrative expenses increased by $109,016 period over period, which reflects the increase in staff and administration expense.

Loss(income) from Operations

As a result of the above, we had loss from operations of $6,367,634 in the quarter ended December 31, 2020, as compared to income from operations of $552,912 a year ago. Our operating margin for the three months ended December 31, 2020 and 2019 was (17.9)% and 1.7%, respectively.

Income Taxes

Our income tax expense decreased by $208 period over period due to a decrease in overall profit.

Net Loss(income)

As a result of the foregoing, net loss is $6,293,518 in the three months ended December 31, 2020 as compared to a net income of $455,921 in the three months ended December 31, 2019.

Comparison of the nine months ended December 31, 2020 and 2019

The following table summarizes our results of operations for the nine months ended December 31, 2020 and 2019:

	Nine months ended December 31,
	2020		2019
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$97,435,616	100.0%	$86,997,845	100.0%
Gross profit	$23,080,221	23.7%	$20,038,174	23.0%
Selling expenses	$21,010,509	21.6%	$18,130,799	20.8%
General and administrative expenses	$10,374,019	10.6%	$5,729,607	6.6%
Loss from operations	$(8,304,307)	(8.5)%	$(3,822,232)	(4.4)%
Other Income, net	$71,487	0.1%	$224,042	0.3%
Change in fair value of derivative liability	$64,090	0.1%	$345,248	0.4%
Income tax expense	$40,571	0.0%	$16,274	0.0%
Net loss	$(8,209,301)	(8.4)%	$(3,269,216)	(3.8)%

Revenue

Due to the growth in our retail drugstores business, online pharmacy and wholesale business, revenue increased by $10,437,771 or 12.0% for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019.

Revenue by Segment

The following table breaks down the revenue of our four business segments for the nine months ended December 31, 2020 and 2019:

	For the nine months ended December 31,
	2020		2019
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$56,807,810	58.3%	$56,312,226	64.7%	$495,584	0.9%
Revenue from online sales	16,858,984	17.3%	8,759,892	10.1%	8,099,092	92.5%
Revenue from wholesale business	23,768,822	24.4%	21,925,727	25.2%	1,843,095	8.4%
Revenue from farming business	-	-%	-	-%	-	-%

Retail drugstores sales, which accounted for approximately 58.3% of total revenue for the nine months ended December 31, 2020, increased by $495,584, or 0.9% compared to the nine months ended December 31, 2019, to $56,312,226. However, after removing the impact of exchange rate fluctuation, the actual retail drugstores sales decreased 0.8%. Same-store sales decreased by approximately $1,791,766, or 3.3%, while new stores contributed approximately $2,064,353 in revenue in the nine months ended December 31, 2020.

The actual decrease in our retail drugstore sales is primarily due to the negative effect on the overall economy from COVID-19, and also to our strategic decision to cease selling certain low-profit margin products that are eligible for reimbursement by NHSA since September 1, 2020.

In the first half of Calendar 2020, to boost our sales, we promoted sale of DTP (Direct-to-Patient) drugs. DTP drugs are usually new medicines not sold at hospitals with low profit margin. As part of the PRC’s recent medical reform package, local governments require local hospitals to reduce the revenue percentage from drug sales. In order to achieve such goal, the public hospitals first chose to case to sell low-profit-margin DTP products. As the biggest local drugstore network in Hangzhou City, Jiuzhou Pharmacy has a few stores located adjacent to local hospitals. Additionally, we have actively contacted local vendors of certain DTP products that we were previously not selling and were able to sell these DTP products in our stores. By setting special counters selling DTP products at our stores, sales in our drugstores have increased especially in the first half of Calendar 2020. However, sales of a few DTP drugs are reimbursed by local NHSA. If we continue to sell large quantity of products reimbursed by the NHSA, the agency may refuse to pay us due to its limited budget. As a result, we chose to actively control sales of certain low-profit margin products covered by NHSA.

In order to further balance its budget, the local NHSA announced to eliminate a variety of medicines, including nutritional supplements, from its list of reimbursed drugs beginning from September 1, 2020. Certain eliminated items are quite popular at the market. As these products are not reimbursed by their insurance program, customers usually choose to order less on these products. As a result, our overall sales were affected. However, as we quickly searched for substitute products favored by our customers, we expect to recover our sales in the future.

Although local economy has quickly recovered from COVID-19, the economy growth has slowed down in general. Local people have become more conservative in consumption. It appears that COVID-19 has become more contagious in the winter. Once the spread of COVID-19 is effectively controlled, we expect the local consumption will surge again in the future.

Furthermore, from fiscal years 2018 to 2020, we have accelerated our expansion of new stores, which have generated more retail drugstore revenues. Among the new stores, forty-six stores have become qualified for municipal government insurance reimbursement after operation of a year or more. Sales reimbursed from municipal government insurance program usually account for more than 50% of our total sales at maturing stores. As these stores gained such qualifications, their sales increased quickly compared to the previous year. Our store count is 115 at December 31, 2020 and 114 at December 31, 2019.

Our online pharmacy sales increased by approximately $8,099,092, or 92.5% for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019. The increase was primarily caused by an increase in sales of prescription drugs via e-commerce platforms such as Tmall. In the past, prescription drugs cannot be sold online due to safety concern. However, because the nation has lifted the ban order, online prescription drug sales become popular. As a result, the sale of prescription drugs was $5,855,491 in the nine months ended December 31, 2020 as compared to none in the nine month ended December 31, 2019. Additionally, we maintained a membership care program targeted at chronic disease customers. We have closely interacted with our members via WeChat by providing healthcare knowledge and reminding our customers to refill medicine. By implementing a personalized customer care program, we were able to promote our sales.

Wholesale revenue increased by $1,843,095 or 8.4% primarily as a result of our ability to resell certain products, which our retail stores made large order on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the increase in the wholesale volume. Although in August and September, the sales slowed down due to the absence of a key salesperson, we believe the sales volume will recover in the future. However, hospitals are still the dominant drug retailers in China. Local hospitals usually have strong ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the nine months ended December 31, 2020 and 2019, we have not generated revenue from our farming business. We planted ginkgo and maidenhair trees during the year ended March 31, 2013, more than seven years ago. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer a ginkgo tree grows the more valuable it becomes. Therefore, we have not yet harvested our ginkgo trees. We plan to continue cultivating the trees in order to maximize their market value in the future. We will continue to grow ginkgo trees in the future.

Gross Profit

Gross profit increased by $3,042,047 or 15.2% period over period primarily as a result of an increase in gross profit provided by retail pharmacy business, which increased significantly in the nine months ended December 31, 2020. At the same time, gross margin increased slightly from 23.0% to 23.7% due to higher retail pharmacy profit margins. The average gross margins for each of our four business segments are as follows:

	For the nine months ended December 31,
	2020	2019
Average gross margin for retail drugstores	32.7%	29.8%
Average gross margin for online sales	10.8%	11.3%
Average gross margin for wholesale business	11.4%	10.4%
Average gross margin for farming business	N/A	N/A

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

Selling and Marketing Expenses

Selling and marketing expenses increased by $2,879,710, or 15.9%, as compared to the same period of last fiscal year, primarily due to increase in fee charged by various platforms as a result of sale increase in our online pharmacy. To cope with intense competition in retail pharmacy business, it is important to retain key operation staff such as store managers and marketing & merchandise analysts. In addition, our fast-growing online pharmacy business requires more experienced staff. To retain these staff, we incurred $1.0 million more labor expense. On the other hand, our online pharmacy sales increased more than 60% in the three months ended December 31, 2020 as compared to the same period last year. As a result, we incurred additional service fee of $1 million from third-party platforms such as Tmall and JD.com, which usually charge their fee based on a proportion of our sales via their platforms. Overall, such expenses as a percentage of our revenue were 21.6% and 20.8% respectively, in the nine months ended December 31, 2020 and 2019.

General and Administrative Expenses

General and administrative expenses increased by $4,644,412, or 81.1%, as compared to the same period of last year. Such expenses as a percentage of revenue decreased to 10.6% from 6.6% for the same period of last year. On December 21, 2020, we issued 3,790,000 shares of common stock according to our employee stock reward incentive plan and recorded stock-based compensation of $3,941,600. Excluding such an effect, the general and administrative expenses increased by $702,812 period over period, which reflects the increases in staff and administration expense as our online business grew.

Loss from Operations

As a result of the above, we had loss from operations of $8,304,307 in the quarter ended December 31, 2020, as compared to loss from operations of $3,822,232 a year ago. Our operating margin for the nine months ended December 31, 2020 and 2019 was (8.5)% and (4.4)%, respectively.

Income Taxes

Our income tax expense increased by $24,297 period over period due to an increase in overall profit.

Net Loss

As a result of the foregoing, net loss is $8,209,301 in the nine months ended December 31, 2020 as compared to a net loss of $3,269,216 in the nine months ended December 31, 2019.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect. We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$9,872,323	$680,476	$483,786	$-	$11,036,585
4- 6 months	78,816	7,189	343,413	-	429,418
7- 12 months	13,440	61	195,948	-	209,449
Over one year	1,890,196	66,080	383,760		2,340,036
Allowance for doubtful accounts	(1,935,724)	(73,628)	(484,148)		(2,493,500)
Total accounts receivable	$9,919,051	$680,178	$922,759	$-	$11,521,988

Accounts receivable from our retail business mainly consist of reimbursements from government health insurance bureaus and commercial health insurance programs. In the nine months ended December 31, 2020, we wrote off an approximately $71,856 collectible from provincial and Hangzhou City government insurance, as such amount has been determined by the health insurance bureaus to be unqualified for reimbursement.

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

Accounts receivable from our drug wholesale business consist of receivables from our customers such as pharmaceutical distributors and local drugstores primarily in Zhejiang Province. In fiscal 2019, we accelerated collection of certain aged accounts from customers who we no longer or rarely sold products to. By doing so, we are able to improve our cash flow. However, as our wholesale business kept growing in a steady rate, receivable from wholesale customers increased accordingly. We usually put reserve on new accounts based on historical collection experience. As a result, the overall reserve on wholesale accounts receivables increased slightly.

Subsequent to December 31, 2020 and through January 31, 2021, we collected approximately $3.1 million in receivables relating to our drugstore business, approximately $0.4 million in receivables relating to our online pharmacy business, approximately $0.8 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$600,873	$-	$3,973,097	$-	$4,573,970
4- 6 months	26,872	-	316,291	-	343,163
7- 12 months	100,320	-	235,579	-	335,899
Over one year	36,343	-	305,816	-	342,159
Allowance for doubtful accounts	(165,025)	-	(918,345)	-	(1,083,370)
Total advances to suppliers	$599,383	$-	$3,912,438	$-	$4,511,821

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only makes purchases of certain non-medical products. As a result, our retail chain had little advances to suppliers as of December 31, 2020. In the nine months ended December 31, 2020, we had outstanding advances to suppliers with which we have ceased doing business. These advances have been fully reserved.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon past experience and any supplier-specific issues such as the discontinuation of inventory supply that have been identified. If we are having difficulty receiving products from a vendor, we take the following steps: ceasing purchasing products from the vendor, asking for prompt return of our prepayment, and if necessary, taking legal actions. If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off.  The increase in advance to suppliers is primarily due to deposits made to purchase Ejiao. Ejiao is a tradtional chinese nutritional supplement, which is popular in the local market. In order to retain the sufficient quantity for our stores, we advanced approximately $3.06 million purchase deposits.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	For the nine months ended December 31,
	2020	2019
Net cash used in operating activities	$(12,448,468)	$(11,274,690)
Net cash used in investing activities	$(1,824,601)	$(1,714,176)
Net cash provided by financing activities	$5,422,085	$12,698,032

For the nine months ended December 31, 2020, cash used in operating activities amounted to $(12,448,468), as compared to $(11,274,690) for the same period a year ago. The change is primarily attributable to a decrease in net loss of $4,940,085, a decrease in cash provided by inventories and biological assets of $4,042,571, a decrease in cash provided by advances to suppliers of $2,827,970 offset by an increase of $3,907,040 in stock compensation, an increase of $1,978,751 in other receivables, and an increase in other current assets of $1,678,682.

For the nine months ended December 31, 2020, net cash used in investing activities amounted to $(1,824,601), as compared to $(1,714,176) provided by investing activities for the same period a year ago. The change is primarily attributable to a decrease in cash provided by investment in a joint venture of $1,458,633, offset by an increase in additions to leasehold improvements and increase intangible assets.

For the nine months ended December 31, 2020, net cash provided by financing activities amounted to $5,422,085, as compared to $12,698,032 net cash used in financing activities for the same period a year ago. The change is primarily due to repayment of notes payable and proceeds from equity financing. Additionally, we borrowed a one-year loan of $727,855 from the Beijing Bank.

As of December 31, 2020, we had cash of approximately $25,041,724. Our total current assets as of December 31, 2020, were $63,085,365 and total current liabilities were $55,875,718, which resulted in a working capital of $7,209,647.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term loan payable	$2,296,155	2,296,155	-	-	-
Notes payable	25,736,161	25,736,161	-	-	-
Long-term loan payable	5,069,907	2,480,264	2,589,643	-	-
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	19,643,599	1,650,085	10,443,287	5,073,077	2,477,150
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP*	-	-	-	-	-
Total	$52,745,822	32,162,665	13,032,930	5,073,077	2,477,150

*	This refers to warrants to purchase shares of common stock issued to an institutional investor and a placement agent (See Note 19).

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	December 31, 2020	March 31, 2020
Balance sheet items, except for the registered and paid-up capital, as of end of period	USD1: RMB 0.1531	USD1: RMB 0.1410

Amounts included in the statement of Operations and statement of cash flows for the period ended	USD1: RMB 0.1456	USD1: RMB 0.1436

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as described in our annual report on Form 10-K for the year ended March 31, 2020:

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

Management’s assessment of the control deficiency over accounting and finance personnel as of December 31, 2020 considered the same factors, including:

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

Remediation of Material Weakness for the quarter ended December 31, 2020

Subsequent to the identification of the material weakness, we have enhanced existing controls and design and implemented new controls. We have devoted significant time and attention to remediate the above material weakness. For example, we redesigned our system to retrieve data faster, so we are able to identify and reconcile the GAAP difference more efficiently. We implemented a series of sub modules in SAP system to facilitate our business control. In addition, we trained our accounting staff with U.S. GAAP knowledge, so they can meet the requirement from our auditors more efficiently. These improvements to our internal control infrastructure were implemented, and were in place in connection with the preparation of our financial statements for the nine months ended December 31, 2020. As such, we believe that the remediation initiative outlined above will help relieve the internal control weakness, however, it may not be sufficient to remediate as the changes become operational for future years the material weakness in internal control over financial reporting as discussed.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

Effective February 5, 2021, Mr. Yan Liu resigned from his position as Secretary of the Company for personal reason.

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

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date: February 12, 2021	By:	/s/ Lei Liu
Lei Liu Chief Executive Officer

Date: February 12, 2021	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer