Form 10-K
period 2021-03-31
CHINA JO-JO DRUGSTORES, INC.
filed 2021-06-29
CIK 1413263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of September 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26.7 million, based on the closing price of $0.97 per share of common stock as reported on the NASDAQ Capital Market on such date.

As of June 29, 2021, the registrant had 41,751,790 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED MARCH 31, 2021

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

ii

PART I

ITEM 1. BUSINESS.

Overview

We are a retailer and distributor of pharmaceutical and other healthcare products typically found in retail pharmacies in the People’s Republic of China (“PRC” or “China”). Prior to acquiring Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”) in August 2011 (see “Our Corporate History and Structure - HJ Group” below), we were primarily a retail pharmacy operator. We currently have one hundred and nine (109 store locations under the store brand “Jiuzhou Grand Pharmacy” in Hangzhou city. We acquired four single drugstores in fiscal 2021. After the acquisition, we liquidated them and then opened four new stores with the four licenses of local government medical insurance reimbursement program. During the year ended March 31, 2021, the Company sold its Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”), which runs ten stores in Linan City, to local investors for a total proceeds of $129,586. On the other side, we have been concentrating on new stores within Hangzhou metropolitan area and opened eleven stores in the fiscal year 2021. Amidst the COVID-19 outbreak, we experienced a decline in the number of customer visits during the first three months of calendar 2020 due to the implementation of the lockdown policy in China. However, as China has been able to control the spread of COVID-19, the negative impacts have become limited.

We currently operate in four business segments in China: (1) retail drugstores, (2) online pharmacy, (3) wholesale business selling products similar to those we carry in our pharmacies, and (4) farming and selling herbs used for traditional Chinese medicine (“TCM”). All of the above business are performed in China with no other international sales.

Our stores provide customers with a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, and medical devices, as well as convenience products, including consumable, seasonal, and promotional items. Additionally, we have doctors licensed in both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. Four (4) stores have adjacent medical clinics offering urgent care (to provide treatment for minor ailments such as sprains, minor lacerations, and dizziness that can be treated on an outpatient basis), TCM (including acupuncture, therapeutic massage, and cupping) and minor outpatient surgical treatments (such as suturing). Our stores vary in size, but presently average close to 200 square meters per store. We attempt to tailor each store’s product offerings, physician access, and operating hours to suit the community where the store is located.

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

We also offer OTC drugs and nutritional supplements for sale through a website (www.dada360.com) operated by Jiuzhou Pharmacy. For the fiscal year ended March 31, 2021, retail revenue, including pharmacies, medical clinics accounted for approximately 57.2% of our total revenue, while online pharmacy revenue accounted for 16.8% of our total revenue.

Since August 2011, we have operated a wholesale business through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies throughout China. Jiuxin Medicine is wholly owned by Jiuzhou Pharmacy. For the fiscal year March 31, 2021, wholesale revenue accounted for approximately 26.0% of our total revenue.

We also have an herb farming business cultivating and wholesaling herbs used for TCM. This business is conducted through Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary. During the fiscal year ended March 31, 2021, we generated no revenue from our herb farming business.

Throughout this report, we will sometimes refer to Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service, Lin’An Jiuzhou, as well as the subsidiaries of Jiuzhou Pharmacy, collectively as “HJ Group.”

Our Corporate History and Structure

Corporate History

Information relating to our corporate history is incorporated by reference from our Annual Report on Form 10-K for the fiscal year March 31, 2020 filed with the SEC on July 10, 2020 (“2020 Annual Report”) under the caption “Our Corporate History and Structure.” The updates relating to our corporate history during the fiscal year of 2021 is as follows:

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

On May 14, 2021, the Company and China Jo-Jo Drugstores Holdings, Inc., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company (“CJJD Cayman”) entered into a definitive agreement and plan of merger (the “Merger Agreement”) related to a proposed merger transaction. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into CJJD Cayman (the “Redomicile Merger”), with CJJD Cayman surviving and changing its name to China Jo-Jo Drugstores, Inc. Following the Redomicile Merger, CJJD Cayman, together with its subsidiaries, will own and continue to conduct the Company’s business in substantially the same manner as is currently being conducted by the Company and its subsidiaries. The Redomicile Merger is subject to the Company’s shareholders’ approval at the special shareholders meeting to be held on July 19, 2021.

Corporate Structure

Information relating to our corporate history is incorporated by reference from our 2020 Annual Report under the caption “Our Corporate History and Structure.” The updates relating to our structure during the fiscal year of 2021 is as follows:

On November 19, 2020, Zhejiang AyiGe Medical Health Management Co., Ltd. was dissolved.

On January 2021, Lin’An Jiuzhou Pharmacy Co., Ltd was sold to two individuals for total proceeds of $121,963 (RMB800,000).

As of March 31, 2021, we have closed all clinics under Linjia Medical Investment and Management Co. Ltd. and ceased its operation.

Contractual Arrangements with HJ Group and the Key Personnel

Information relating to the contractual arrangements with HJ Group and the key personnel is incorporated by reference from our 2020 Annual Report under the caption “Contractual Arrangements with HJ Group and the Key Personnel.”

Our Current Corporate Structure

The following diagram illustrates our current corporate structure as of June 29, 2021:

China Jo-Jo Drugstores (Nevada)
Renovation (Hong Kong)
Outside Mainland China
Inside Mainland China
Shouantang Technology
Jiuyi Technology
Jiuxin Management
Jiutong Medical
Qianhong Agriculture
Shouantang Bio
Kahamadi Bio
(1)
Jiuzhou Pharmacy
Jiuzhou Clinic
Jiuzhou Service
Jiuxin Medicine
Linjia Medical
(2)
Note:
100% direct ownership
Contractual arrangement
(1) 49% direct ownership
(2) 51% direct ownership

The table below summarizes the status of the registered capital of our PRC subsidiaries and controlled companies as of the date of this report:

Entity Name	Entity Type	Registered Capital	Registered Capital Paid	Due Date for Unpaid Registered Capital
Jiutong Medical	Subsidiary	USD 2,600,000	USD 2,600,000	N/A
Jiuzhou Clinic	VIE	N/A	N/A	N/A
Jiuzhou Pharmacy	VIE	USD 733,500	USD 733,500	N/A
Jiuzhou Service	VIE	USD 73,350	USD 73,350	N/A
Jiuxin Management	Subsidiary	USD 24,500,000	USD 23,500,000	N/A
Jiuxin Medicine	VIE	USD 1,564,000	USD 1,564,000	N/A
Qianhong Agriculture	Subsidiary	USD 1,497,000	USD 1,497,000	N/A
Shouantang Technology	Subsidiary	USD 11,000,000	USD 11,000,000	N/A
Shouantang Bio	Subsidiary	USD 162,900	USD 162,900	N/A
Jiuyi Technology	Subsidiary	USD 5,000,000	USD 2,500,000	September 25, 2026
Linjia Medical	VIE	USD 2,979,460	USD 1,489,730	N/A

Our Business

Pharmacies

As of March 31, 2021, we currently have one hundred and nine (109) pharmacies throughout Hangzhou, the provincial capital of Zhejiang and neighborhood cities. Pharmacy sales accounted for approximately 77.2% of our retail revenue, and 57.2% of our total revenue, for the fiscal year ended March 31, 2021. We offer primarily third-party products at our pharmacies, including:

●	Approximately 1,232 prescription drugs (226 of which require a physician’s prescription and the remainder requiring customer personal information registration only), sales of which accounted for approximately 35.7% of our retail revenue for the fiscal year ended March 31, 2021;

●	Approximately 1,480 OTC drugs, sales of which accounted for approximately 40.1% of our retail revenue for the fiscal year ended March 31, 2021;

●	Approximately 294 nutritional supplements, including a variety of healthcare supplements, vitamin, mineral and dietary products, sales of which accounted for approximately 9.0% of our retail revenue for the fiscal year ended March 31, 2021;

●	TCM, including drinkable herbal remedies and pre-packaged herbal mixtures for making soup, sales of which accounted for approximately 6.0% of our retail revenue for the fiscal year ended March 31, 2021;

●	Sundry products (i.e., personal care products such as skin care, hair care and beauty products, convenience products such as soft drinks, packaged snacks, and other consumable, cleaning agents, stationeries, and seasonal and promotional items tailored to local consumer demand for convenience and quality), sales of which accounted for approximately 1.8% of our retail revenue for the fiscal year ended March 31, 2021; and

●	Medical devices (i.e., family planning and birth control products, early pregnancy test products, portable electronic diagnostic apparatus, rehabilitation equipment, and surgical tools such as hemostats, needle forceps and surgical scissors), sales of which accounted for approximately 7.4% of our retail revenue for the fiscal year ended March 31,2021.

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

All of our one hundred and nine (109) of our drugstores are located in Hangzhou city.

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

To ensure quality and personal attention for patients, we employ only licensed doctors and certified nurses and technicians. Patient treatment at our four (4) Jiuzhou Clinics and Jiuzhou Service, follow nationally established clinical practice guidelines from China’s Ministry of Health. We currently have sixty-four (64) physicians and fifty-three (53) clinic staff. In-store consultations and examinations by our physicians are provided free-of-charge to ensure that customers are being prescribed and taking the appropriate medication for their ailments, and to afford customers convenience.

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

Online Sales

Since May 2010, we have been retailing OTC drugs and nutritional supplements on the Internet at www.dada360.com. Before November 2015, our subsidiary Quannuo Technology operated and maintained the website pursuant to the Internet Pharmaceutical Transaction Service Qualification Certificate issued by the National Medical Products Administration (the “NMPA”) of Zhejiang Province, which allows us to engage in online retail pharmaceutical sales throughout China. As we sold all our equity interests in Quannuo Technology in November 2015, we have transferred our online pharmacy operation function to Jiuzhou Pharmacy. We have established payment methods with banks and online intermediaries such as Alipay, and are cooperating with business-to-consumer online vendors such as Taobao. By using Taobao’s platform in addition to our own website as mentioned above, we can be exposed to a wider range of customers.

Online sales accounted for approximately 16.8% of our total revenue, for the fiscal year ended March 31, 2021. Online sales accounted for approximately 11.6% of our total revenue, for the fiscal year ended March 31, 2020.

Wholesale

Since acquiring Jiuxin Medicine in August 2011, we have been distributing third-party products primarily to drug distributors throughout China, including:

●	Approximately 1,352 prescription drugs, the sales of which accounted for approximately 79.5% of our wholesale revenue for the fiscal year ended March 31, 2021 as compared to approximately 1,455 prescription drugs, the sales of which accounted for approximately 83.7% of our wholesale revenue for the fiscal year ended March 31, 2020;

●	Approximately 1,572 OTC drugs, the sales of which accounted for approximately 18.1% of our wholesale revenue for the fiscal year ended March 31, 2021 as compared to approximately 1,662 OTC drugs, the sales of which accounted for approximately 14.1% of our wholesale revenue for the fiscal year ended March 31, 2020;

●	Approximately 270 nutritional supplements, the sales of which accounted for approximately 0.4% of our wholesale revenue for the fiscal year ended March 31, 2021 as compared to approximately 350 nutritional supplements, the sales of which accounted for approximately 0.7% of our wholesale revenue for the fiscal year ended March 31, 2020;

●	TCM products, the sales of which accounted for approximately 0.6% of our wholesale revenue for the fiscal year ended March 31, 2021, as compared to TCM products, the sales of which accounted for approximately 1.1% of our wholesale revenue for the fiscal year ended March 31, 2020;

●	Sundry products, the sales of which accounted for approximately 0.1% of our wholesale revenue for the fiscal year ended March 31, 2021 as compared to Sundry products, the sales of which accounted for approximately 0.1% of our wholesale revenue for the fiscal year ended March 31, 2020; and

●	Medical devices, the sales of which accounted for approximately 1.2% and 0.3%, of our wholesale revenue for the fiscal year ended March 31, 2021 and 2020, respectively.

Wholesale revenue increased primarily as a result of our ability to resell certain products, which our retail stores made large orders on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name merchandise, we were able to negotiate for lower purchase prices than the market level on such merchandise. As a result, certain vendors who were unable to obtain better prices than ours, will turn to us for such merchandise, leading the wholesale volume to grow. On the other side, we have been trying to act as a local agent for well-known health products in Zhejiang Province. For example, we kept a strategic cooperation agreement with Dong’a Gelatin (DEEJ) and act as its local sale agent in Zhejiang Province. Until we can establish a new customer base and secure the status to serve as provincial or national exclusive sale agent for certain popular drugs, we do not expect our wholesale business to increase significantly in the immediate future.

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

Herb farming revenue accounted for no revenue for the fiscal year ended March 31, 2021.

Our Customers

Retail Customers

For the fiscal year ended March 31, 2021, our pharmacies collectively served an average of 15,509 customers per day. We periodically conduct qualitative customer surveys to help us build a stronger understanding of our market position and our customers’ purchasing habits.

Pharmacy customers pay by cash, debit or credit cards, mobile devices or medical insurance cards under Hangzhou and Zhejiang’s medical insurance programs. During the fiscal year ended March 31, 2021, approximately 18% of our pharmacy revenue came from cash sales, 44% from Hangzhou’s medical insurance cards (where most of our pharmacies are located), and 38% from debit and credit cards, Zhejiang’s medical insurance cards, Alipay and other charge cards.

We maintain strict cash control procedures at our pharmacies. Our integrated information management system records the details of each sale, which we control from our headquarters. Depending on each location’s sales activities, cash may be deposited daily or several times per week in designated bank accounts.

For sales made to eligible participants in the national medical insurance program, we generally obtain payments from the relevant government social security bureaus on a monthly basis. See “Relevant PRC Regulations - Reimbursement under the National Medical Insurance Program.” According to relevant regulations, a drugstore usually needs to operate for at least one (1) year before it can apply to be licensed to accept Hangzhou’s medical insurance cards. As of the date of this report, ninety six (96) of our one hundred and nine (109) “Jiuzhou Grand Pharmacy” stores are licensed to accept medical insurance cards. Those of our stores that accept medical insurance cards are designated as such by clear signage on their storefront windows.

Online Sales Customers

Our online customers consist primarily of consumers between the ages of 20 and 40. While our website is accessible throughout China, approximately thirty percent (30%) of our online sales during the fiscal year ended March 31, 2021, were from Zhejiang and neighboring Jiangsu and Shanghai.

Wholesale Customers

Our wholesale customers are primarily third-party trading companies that purchase from us to resell to pharmacies throughout China. We also supply some hospitals and pharmacies, although they collectively make up less than 10.0% of our wholesale customers currently.

Herb Farming Customers

Our farming customers primarily include local herb vendors. For the fiscal year ended March, 31, 2021, we had not harvested or sold any herbs.

Marketing and Promotion

Information relating to our marketing and promotion activities is incorporated by reference from our 2020 Annual Report under the caption “Marketing and Promotion.” The updates relating to our marketing and promotion during the fiscal year of 2021 is as follows:

For the fiscal year ended March 31, 2021, approximately 65.0% of our customers used their rewards cards to make purchases.

Logistics

Information relating to our logistics is incorporated by reference from our 2020 Annual Report under the caption “Logistics.”

Suppliers

We currently source retail products from approximately 110 suppliers, including trading companies and direct manufacturers. We source wholesale products from approximately 400 suppliers, including many of those that provide our retail products. For the fiscal year ended March 31, 2021, one supplier, HuaDong Pharmaceutical Co., Ltd. accounted for more than twenty-one and eight percent (21.8%) and eighteen (18.0%) of our total purchases and total purchase deposits. The suppliers are neither related to nor affiliated with us. For the fiscal year ended March 31, 2020, one supplier, HuaDong Pharmaceutical Co., Ltd. accounted for more than twenty-eight and half percent (28.5%) and twenty-six and point two percent (26.2%) of our total purchases and total purchase deposits. The suppliers are neither related to nor affiliated with us.

We believe that competitive sources are readily available for substantially all of the products we require for our retail and wholesale businesses. As such, we believe that we can change suppliers without any material interruption to our business. To date, we have not experienced any significant difficulty in sourcing our suppliers.

Quality Control

Information relating to our quality control is incorporated by reference from our 2020 Annual Report under the caption “Quality Control.”

Competition

Information relating to the competition we face is incorporated by reference from our 2020 Annual Report under the caption “Competition.”

Intellectual Property

Information relating to the our intellectual property is incorporated by reference from our 2020 Annual Report under the caption “Intellectual Property.” The updates relating to our intellectual property during the fiscal year of 2021 is as follows:

We own and operate the following websites: www.dada360.com (for online sales), http://www.chinajzyy.com/ (our corporate website used in China), and www.jiuzhou360.com (our English-language corporate website). We also own two (2) inactive domain names. We do not own any patents, nor do we have any pending patent applications, and we are not a beneficiary of any licenses, franchises, concessions or royalty agreements.

Employees

As of March 31, 2021, we had 1,047 employees combined in our retail and wholesale operations, consisting of 1,001 full-time and 46 part-time employees. The number of employees for each area of operations, and such employees as a percentage of our total workforce, are as follows:

	As of March 31, 2021
	Employees	Percentage
Non-pharmacist store staff	475	45.3%
Pharmacists	256	24.5%
Management - non-pharmacists	100	9.6%
Physicians	64	6.1%
Non-physician clinic staff	53	5.1%
Wholesale - non-warehouse	38	3.6%
Online pharmacy - technicians	2	0.2%
Online pharmacy - non-technicians	59	5.6%
Total	1,047	100.00%

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

Relevant PRC Regulations

Information relating to the relevant PRC Regulations is incorporated by reference from our 2020 Annual Report under the caption “Relevant PRC Regulations.” The updates under this caption during the fiscal year of 2021 is as follows:

Dividend Distribution

As of March 31, 2021 the accumulated balance of our statutory reserve funds reserves amounted to $1.31 million, and the accumulated losses of our consolidated PRC entities amounted to $22.14 million.

Environmental Matters

Information relating to the environmental matters is incorporated by reference from our 2020 Annual Report under the caption “Environmental Matters.”

Principal Executive Office

Our principal executive office is located at 6th Floor, Hai Wai Hai Tongxin Mansion, Gong Shu District, Hangzhou City, Zhejiang Province, and China. Our main telephone number is +86-571-88219579, and fax number is +86-571-8821-9579.

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

Summary of Risk Factors

Risks Relating to Our Business in General

●	We face significant competition, and if we do not compete successfully against existing and new competitors, our revenue and profitability could be materially and adversely affected.

●	We have significant cash deposits with our suppliers and landlords, which we may not be able to recover in the event of bankruptcy by our suppliers or landlords or other events beyond our control.

●	If we are unable to optimize management of our procurement and distribution activities, we may be unable to meet customer demand while increasing the burden on managing our supply chain.

●	We depend substantially on the continuing efforts of the Key Personnel, and our business and prospects may be severely disrupted if we lose their services.

●	Our retail and wholesale operations require a number of permits and licenses in order to carry on their business.

Risks Relating to Our Pharmacy Operations

●	The continued penetration of counterfeit products into the pharmaceutical market in China may damage our reputation and have a material adverse effect on our business, financial condition, results of operations and prospects.

●	As a distributor of pharmaceutical and other healthcare products, we are exposed to inherent risks relating to product liability and personal injury claims.

●	We may be subject to fines and penalties if we fail to comply with the applicable PRC laws and regulations governing sales of medicines under China’s National Medical Insurance Program.

Risks Relating to Our Medical Services

●	The provision of medical services is heavily regulated in the PRC and failure to comply with those regulations could result in penalties, loss of licensure, additional compliance costs or other adverse consequences.

●	As a provider of medical services, we are exposed to inherent risks relating to malpractice claims.

Risks Related to Our Herb Farming

●	Our herb farming business is subject to the volatility of prices for raw TCM herbs.

●	Unforeseen and severe weather can reduce cultivation activities and lead to a decrease in anticipated harvest.

Risks Related to Our Online Sales

●	The operation results of our online business fluctuates and we cannot assure our efforts for alternative vendors will result in the stable increase in revenues from online pharmacy in the coming years

Risks Related to Our Corporate Structure

●	Chinese regulations limit foreign ownership of any pharmacy operator with thirty (30) or more stores, and limit foreign ownership of medical clinics to Sino-foreign joint venture. The entities that operate our pharmacies and clinics are controlled by us through contractual arrangements. The validity of such contractual arrangements is uncertain.

●	We may be adversely affected by complexity, uncertainties and changes in Chinese regulation of drugstores and the practice of medicine.

●	Our contractual arrangements with HJ Group and the Key Personnel may not be as effective in providing control over these entities as direct ownership.

●	Since we rely on contractual arrangements to control HJ Group and for substantially all of our revenue, the termination of our contractual arrangements to control HJ Group will severely and detrimentally affect our continuing business viability under our current corporate structure.

Risks Related to Doing Business in China

●	We rely on contractual arrangements with our VIE for our operations, which may not be as effective in providing control over these entities as direct ownership.

●	You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China against us or our management based on United States or other foreign laws.

●	We may need to obtain additional governmental approvals to open new drugstores.

●	The advent of recent healthcare reform directives from China’s central government may increase both competition and our cost of doing business.

●	Jiuzhou Pharmacy, Jiuzhou Clinic and Jiuzhou Service are subject to restrictions on making payments to us.

●	Dividends we receive from our subsidiaries located in the PRC may be subject to PRC withholding tax.

●	We face risks related to disease epidemics and other outbreaks.

●	Our auditor is not permitted to be subject to inspection by Public Company Accounting Oversight Board.

Risks Related to an Investment in Our Securities

●	The market price of our common stock has fluctuated and may continue to fluctuate in the future, and we may not pay dividends on our common stock.

●	Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions.

Other General Risk Factors

●	Changes in economic conditions and consumer confidence in China may influence the drugstore industry, consumer preferences and spending patterns.

●	Uncertainties with respect to the Chinese legal system could adversely affect us.

●	Techniques employed by manipulative short sellers in Chinese small-cap stocks may drive down the market price of our common stock.

Risk Related to our Contemplated Reincorporation Merger

●	Please refer to the risk factors listed under the heading of “Risks Relating to the Redomicile Merger” contained in our proxy statement for our special stockholder meeting to be held on July 19, 2021 that was filed with the SEC on June 2, 2021, which are incorporated by reference herein.

Risks Relating to Our Business in General

We face significant competition, and if we do not compete successfully against existing and new competitors, our revenue and profitability could be materially and adversely affected.

Both the drugstore, online pharmacy and wholesale pharmaceutical distribution industries in China are highly competitive, and we expect competition to intensify in the future. Our primary drugstore competitors include other drugstore chains and independent drugstores. Increasingly, we also face competition from discount stores, convenience stores and supermarkets as we expand our offering of non-drug convenience products and services. We compete for customers and revenue primarily on the basis of store location, merchandise selection, price, services offered, and our brand name. Our online pharmacy competitors include other online pharmaceutical vendors. As larger traditional drugstore chain companies entered into the online sales, we face competition ranging from prices to service. Our primary wholesale competitors include regional and national players. In addition, we may be subject to additional competition from new entrants to both industries in China. We could also face increased competition from foreign companies if the Chinese government removes the restrictions on the entry of foreign companies into these industries.

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

Our ability to obtain products and maintain inventory at, and to establish and maintain leases for, our pharmacies, is dependent upon our ability to post and maintain significant cash deposits with our suppliers and landlords. Many vendors in China are unwilling to ship merchandise on credit and instead require cash deposits, and landlords may require security deposits consisting of the equivalent of twelve (12) months of rent. As of March 31, 2021, we had approximately $0.4 million deposited with suppliers and approximately $3.0 million deposited with landlords for our pharmacies. If we are unable or unwilling to establish such advances and deposits, our ability to generate sales and expand our business could be adversely affected. In general, we expect the amounts required for advances and deposits to increase as we undertake our expansion plans, complete store openings and expand our business through acquisitions or otherwise. We do not generally receive interest on the deposits made to suppliers or landlords, and such deposits are subject to the risk of loss as a result of the creditworthiness or bankruptcy of the party who holds our funds, as well as the risk from any illegal acts associated with the third party, such as conversion, fraud, theft or dishonesty. If these circumstances were to arise, we could find it difficult or impossible, due to the unpredictability of legal proceedings in China, to recover all or a portion of the amount on deposit with our vendors or landlords.

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

Risks Relating to Our Pharmacy Operations

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

Risks Related to Our Online Sales

The operation results of our online business fluctuates and we cannot assure our efforts for alternative vendors will result in the stable increase in revenues from online pharmacy in the coming years

Our online pharmacy sales increased by approximately $8,944,704, or 66.1% for the year ended March 31, 2021, as compared to the year ended March 31, 2020. The increase was primarily caused by an increase in sales of prescription drugs via e-commerce platforms such as Tmall. In the past, prescription drugs cannot be sold online due to safety concern. However, because the nation has lifted the ban order, online prescription drug sales become popular. As a result, the sale of prescription drugs was $8,243,099 in the year ended March 31, 2021 as compared to $1,447,469 in the year ended March 31, 2020. Additionally, we maintained a membership care program targeted at chronic disease customers. We have closely interacted with our members via WeChat by providing healthcare knowledge and reminding our customers to refill medicine. By implementing a personalized customer care program, we were able to promote our sales.

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

Current PRC regulations limit foreign ownership of a pharmacy operator to forty nine percent (49%) if such operator owns interests in thirty (30) or more drugstores in China that sell a variety of branded pharmaceutical products sourced from different suppliers. Since we do not own any equity interests in Jiuzhou Pharmacy (or its subsidiary Jiuxin Medicine), but instead control it through contractual arrangements, we do not believe that the regulations limiting foreign ownership apply to us even if Jiuzhou Pharmacy or Jiuxin Medicine expands beyond thirty (30) stores. In fact, Jiuzhou Pharmacy has expended to one hundred and nine (109) stores as of March 31, 2021.

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

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards. Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least ten percent (10%) of their after-tax profit each year, based on PRC accounting standards, into their statutory surplus reserve funds until the accumulative amount of such reserves reaches fifty percent (50%) of their respective registered capital. As a result, our consolidated PRC entities are restricted in their ability to transfer a portion of their net income to us whether in the form of dividends, loans or advances. As of March 31, 2021, our restricted reserves totaled $1,309,109(RMB9, 460,695). Our restricted reserves are not distributable as cash dividends. Any limitation on the ability of our consolidated operating entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

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

The EIT Law provides that a maximum income tax rate of twenty percent (20%) is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC. However, the State Council has reduced such rate to ten percent (10%) through the implementation regulations. We are a Nevada holding company and substantially all of our income is derived from our subsidiaries and controlled companies located in the PRC. Therefore, dividends paid to us from China may be subject to the ten percent (10%) income tax if we are considered a “non-resident enterprise” under the EIT Law. If we are required to pay income tax for any dividends we receive from our PRC subsidiaries under the EIT Law and its implementation regulations, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, and we may pay to our shareholders.

We face risks related to disease epidemics and other outbreaks.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the current outbreak of respiratory illness caused by the novel coronavirus. Any outbreak of contagious diseases, and other adverse public health developments, particularly in China, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers or customers. Any disruption or delay of our suppliers, manufacturers or customers would likely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results. Amidst the COVID-19 outbreak, we experienced a decline in the number of customer visits in calendar 2020 due to the implementation of the lockdown policy in China. In addition, because some of our employees could not come to the workplace, we were short of staff which slowed down our logistic service and impacted our customer service at stores. However, as China has controlled the spread of COVID-19, the negative impacts have been limited. On the other side, currently we are unable to accurately predict the future impact of COVID-19 due to the developing circumstances and uncertainty surrounding this current pandemic, including the ultimate geographic spread of COVID-19, the severity of the disease, the duration of the outbreak, and effectiveness of the actions that may be taken by governmental authorities. The management has been closely monitoring the impact caused by COVID-19 and we will continue to operate our business as steadily and safely as we can.

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

In June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress, and passed requiring the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges of issuers included on the SEC’s list for three consecutive years. On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act, which in effect would prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded “over-the-counter” if registrant’s financial statements have, for a period of three years, been audited by an accounting firm branch or office that is not subject to PCAOB inspection. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law. These recent developments would add uncertainties to our securities and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statementsl.

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

On October 16, 2020，we received a letter from The NASDAQ Stock Market LLC (“NASDAQ”), notifying us of our failure to maintain a minimum closing bid price of $1.00 over the then preceding thirty (30) consecutive trading days for its common stock, as required by NASDAQ Listing Rule 5550(a)(2) (the “Bid Price Rule”). The letter stated that the company had until April 14, 2021, to demonstrate compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of ten (10) consecutive trading days.

On December 17, 2020, we received a letter from NASDAQ notifying us that we had regained compliance with the Bid Price Rule, as the closing bid price of our common stock had been at or above $1.00 per share for at least 10 consecutive trading days. However, we cannot provide assurance that we will remain compliant with the Bid Price Rule in the future. In the year ended March 31, 2021, our stock prices range from $0.90 to $3.35. If NASDAQ delists our common stock from trading on its exchange, we could face significant material adverse consequences including:

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

As an illustration of such volatility, the closing price of our common stock during the fifty two (52) weeks preceding the date of this report ranged from a low of $0.90 to a high of $3.35. In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

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

As of June 29, 2021, our directors and executive officers collectively controlled approximately 9,433,482 or 22.6% of our outstanding shares of stock entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit us and our shareholders. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Other General Risk Factors

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

As an illustration of such volatility, the closing price of our common stock during the fifty two (52) weeks preceding the date of this report ranged from a low of $0.90 to a high of $3.35. In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company like us.

ITEM 2. PROPERTIES

We are headquartered in Hangzhou, China. We own three properties. Additionally, our current leased properties are as follows:

Description	Location	Size (square meters)	Lease expiration date
Principal executive office	Hai Wai Hai Tongxin Mansion Floor 5&6 Gong Shu District, Hangzhou City Zhejiang Province, China	4,000	December 27, 2021

Pharmacies (1)	Various locations in Hangzhou, Zhejiang Province, China	Range from 79 to 1,713	September 2018 to October 2033

Farmland for herb cultivation (2)	Qianhong Township, Hangzhou, Zhejiang Province, China	196,677	February 1, 2040

Land (2)	Lin’An District, Hangzhou, Zhejiang Province, China	18,616	February 1, 2040

(1)	As of the date of this report, we maintain operating leases in connection with our 109 pharmacies. See Note 10, “Long Term Deposits”. The leases do not contain any material escalating lease payments or contingent rental payment terms. We must negotiate with the landlords for an extension of the current leases or enter into new leases upon their termination, upon which our landlords may request a rent increase. Under applicable PRC law, we have priority over other potential lessees with respect to the leased store space on the same terms. We also do not expect any significant difficulties in renewing the existing leases upon their expiration, where desired. Our community stores are normally relatively small in size and the fixtures inside such stores are easily movable. As a result, we do not expect our drugstore operations to be materially and adversely affected by any failure to renew current leases or enter into new leases.
(2)	We lease the land from The People’s Government of Qianhong Village under a 30-year lease entered in February 2010. The rent for the land was prepaid in full in May 2010. See Note 11, “Other Noncurrent Assets,” and Note 13, “Intangible Assets,” to the Financial Statements.

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

Based on the records of our transfer agent, we had 41,751,790 shares of common stock issued and outstanding as of June 29, 2021.

Holders

Based on the records of our transfer agent, there were 23 stockholders of record of our common stock as of June 29, 2021 (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

On June 3, 2020, we issued unregistered warrants to the investors in a concurrent private placement to a registered direct offering pursuant to a Securities Purchase Agreement dated June 1, 2020 (the “2020 Securities Purchase Agreement”), by and among the Company and the purchasers named therein, to purchase up to an aggregate of 3,750,003 shares of common stock at an exercise price of $2.60 per share (the “2020 Warrants”). The 2020 Warrants shall be initially exercisable six months following issuance and expire five and one-half years from the issuance date. H.C. Wainwright & Co., LLC (the “Placement Agent”) (or its designees) received warrants to purchase up to 300,000 shares of our common stock (the “2020 PA Warrants”), with substantially the same terms as the 2020 Warrants being issued to the investors, except, among other things, that the Placement Agent’s warrants will expire on June 1, 2025 and the warrants exercise price shall be $2.57.

On July 14, 2021, the Company filed a registration statement on Form S-1 providing for the resale by the investors of Common Stock issuable upon exercise of the 2020 Warrants and the 2020 PA Warrants. The registration statement was declared effective by the SEC on August 24, 2020.

ITEM 6. [RESERVED.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future other than in compliance with the SEC rules and regulations.

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

Our drugstores offer customers a wide variety of pharmaceutical products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, TCM, personal and family care products, medical devices, and convenience products, including consumable, seasonal, and promotional items. Additionally, we have licensed doctors of both western medicine and TCM on site for consultation, examination and treatment of common ailments at scheduled hours. As of March 31, 2021, we had 109 pharmacies in Hangzhou city under the store brand of “Jiuzhou Grand Pharmacy”. During the year ended March 31, 2021, the Company sold its Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”), which runs ten stores in Linan City, to local investors for a total proceeds of $. On the other side, we have been concentrating on new stores within Hangzhou metropolitan area and opened five in the fiscal year 2021.

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

We operate a wholesale business through Jiuxin Medicine distributing third-party pharmaceutical products (similar to those carried by our pharmacies) primarily to trading companies and other local drugstores in China. We also farm certain herbs used in TCM but have not made sales in the year ended March 31, 2021.

Amidst COVID-19 outbreak, we experienced a decline in the number of customer visits. To avoid face-to-face contact, customers tend to shop online. In order to keep pace with customers’ change in their ways of shopping, we strengthened our O2O service team, which takes orders online, i.e. via mobile phone app, and delivers products to local community from our stores. The spread of the disease has been effectively controlled in China in the past few months. The number of the new daily cases has become limited. People now work and live as normal. As a result, we believe the negative impacts on our operations are temporary. However, the impact of COVID-19 on our operations depends on its future developments, which are highly uncertain and cannot be predicted. Major factors include the duration of the outbreak, new information concerning the severity of the coronavirus, and actions to contain coronavirus or minimize its harm, among others.

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

In the year ended March 31, 2020, we evaluated the use rights of the forest land, which is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060.Based on the evaluation of the forest land use rights, the Company recorded an impairment of $228,506.

Results of Operations

Comparison of years ended March 31, 2021 and 2020

The following table summarizes our results of operations for the years ended March 31, 2021 and 2020:

	Years ended December 31,
	2021		2020
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$133,134,633	100.0%	$117,327,689	100.0%
Cost of goods sold	$103,890,824	78.0%	91,801,259	78.2%
Gross profit	$29,243,809	22.0%	$25,526,430	21.8%
Selling expenses	$26,954,914	20.2%	$23,793,603	20.3%
General and administrative expenses	$10,897,629	8.2%	$8,108,377	6.9%
Impairment of long-lived assets	$228,506	0.2%	$628,192	0.5%
Loss from operations	$(8,837,240)	(6.6)%	$(7,003,742)	(6.0)%
Other Expense, net	$429,210	0.3%	$562,323	0.5%
Change in fair value of derivative liability	$64,090	0.0%	$401,158	0.3%
Income tax expense	$31,638	0.0%	$16,258	0.0%
Net loss	$(8,375,578)	(6.3)%	$(6,457,677)	(5.5)%

Revenue

Primarily due to the rise in our online pharmacy and wholesale business, revenue increased by $15,806,944 or 13.5% for the year ended March 31, 2021, as compared to the year ended March 31, 2020.

Revenue by Segment

The following table breaks down the revenue for our four business segments for the year ended March 31, 2021 and 2020:

	For the year ended March 31,
	2021		2020
	Amount	% of total revenue	Amount	% of total revenue	Variance by amount	% of change
Revenue from retail drugstores	$76,098,975	57.2%	$74,081,237	63.1%	$2,017,738	2.7%
Revenue from online sales	22,485,919	16.8%	13,541,215	11.6%	8,944,704	66.1%
Revenue from wholesale business	34,549,739	26.0%	29,705,237	25.3%	4,844,502	16.3%
Revenue from farming business	-	-%	-	-%	-	-%
Total revenue	$133,134,633	100.0%	$117,327,689	100.0%	$15,806,944	13.5%

Retail drugstores sales, which accounted for approximately 57.2% of total revenue for the year ended March 31, 2021, increased by $2,017,738 or 2.7% compared to the year ended March 31, 2020, to $76,098,975. However, after removing the impact of exchange rate fluctuation, the actual retail drugstores sales decreased 1.5%. Same-store sales decreased by approximately $949,110, or 1.3%, while new stores contributed approximately $548,403 in revenue in the year ended March 31, 2021.

The actual decrease in our retail drugstore sales is primarily due to the negative effect on the overall economy from COVID-19 and our strategic decision to cease selling certain low-profit margin products that are eligible for reimbursement by NHSA since September 1, 2020

In the first half of Calendar 2020, to boost our sales, we promoted sale of DTP (Direct-to-Patient) drugs. DTP drugs are usually new medicines not sold at hospitals with low profit margin. As part of the PRC’s recent medical reform package, local governments require local hospitals to reduce the revenue percentage from drug sales. In order to achieve such goal, public hospitals first chose to case to sell low-profit-margin DTP products. As the biggest local drugstore network in Hangzhou City, Jiuzhou Pharmacy has a few stores located adjacent to local hospitals. Additionally, we have actively contacted local vendors of certain DTP products that we were previously not selling and were able to sell these DTP products in our stores. By setting special counters sell DTP products at our stores, sales in our drugstores have increased especially in the first half of Calendar 2020. However, sales of a few DTP drugs are reimbursed by local NHSA. If we continue to sell large quantity of products reimbursed by the NHSA, the agency may refuse to pay us due to its limited budget. As a result, we chose to actively control sales of certain low-profit margin products covered by NHSA.

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

Although local economy has quickly recovered from COVID-19, the economy growth has slowed down in general. Local people have become more conservative in consumption. Once the spread of COVID-19 is effectively controlled, we expect the local consumption will surge again in the future. Our store count is 118 at March, 2020 and 109 at March 31, 2021.

Our online pharmacy sales increased by approximately $8,944,704, or 66.1% for the year ended March 31, 2021, as compared to the year ended March 31, 2020. The increase was primarily caused by an increase in sales of prescription drugs via e-commerce platforms such as Tmall. In the past, prescription drugs cannot be sold online due to safety concern. However, because the nation has lifted the ban order, online prescription drug sales become popular. As a result, the sale of prescription drugs was $8,243,099 in the year ended March 31, 2021 as compared to $1,447,469 in the year ended March 31, 2020. Additionally, we maintained a membership care program targeted at chronic disease customers. We have closely interacted with our members via WeChat by providing healthcare knowledge and reminding our customers to refill medicine. By implementing a personalized customer care program, we were able to promote our sales.

The sales via our official website were primarily made by certain pharmacy benefit management providers and insurance companies. For example, we have signed a service contract with Yingda Taihe Life Insurance Co. Ltd. (“Yingda”), a national insurance company. Certain companies bought private health insurances from Yingda for their employees. By linking our online pharmacy platform with Yingda and educating these employees, they are able to buy health products on our online stores. The sales from these customers contributed significantly to our official website sales. Additionally, in the first quarter of calendar 2021, at the outbreak of COVID-19, we sold a large quantity of health protective products such as masks. Our official website sales decreased by 74,238 or 2.5% year over year.

Wholesale revenue increased by $4,844,502 or 16.3%, primarily as a result of our ability to resell certain products, which our retail stores made large order on, to other vendors. As our retail drugstores achieved large quantity sales of certain brand name products, we were able to bargain for lower purchase prices than the market level on these merchandises. As a result, vendors who were unable to obtain a better price than ours, turned to us for these products, causing the increase in the wholesale volume. However, hospitals are still the dominant drug retailers in China. Local hospitals usually have strong ties with their existing suppliers and we have not been able to make significant progress in becoming a major supplier to local hospitals.

In the year ended March 31, 2021 and 2020, we have not harvested and generated revenue from our farming business. We planted ginkgo trees during the year ended March 31, 2013. A ginkgo tree may have a growth period of up to twenty years before it is mature enough for harvest. Usually, the longer it grows the more valuable it becomes. We plan to continue cultivating the trees in order to maximize their market value in the future.

Gross Profit

Gross profit increased by $3,717,379 or 14.6% period over period primarily as a result of an increase in gross profit provided by both wholesale business and retail drugstores, which increased significantly in the year ended March 31, 2021. At the same time, gross margin increased from 21.8% to 22.0% due to higher retail drugstores profit margins. The average gross margins for each of our four business segments are as follows:

	Year ended March 31,
	2021	2020
Average gross margin for retail drugstores	30.2%	28.1%
Average gross margin for online sales	10.4%	10.6%
Average gross margin for wholesale business	11.3%	11.0%
Average gross margin for farming business	N/A	N/A

Retail gross margins increased primarily because we introduced certain popular products with high profit margin and renegotiated prices with our suppliers continuously. In order to promote our sales and profits, we specifically selected a series of popular products such as radix bupleuri, which we believe are suitable to local community. As a result, we were able to keep up with our sales profit margin. Additionally, we continuously renegotiate with our vendors and press price down to acceptable levels. For example, we explore more suppliers to search for lower prices. We also try to directly purchase from manufacturers instead of local vendors to cut off middle-man expenses. We expect to keep our profit margin at a similar level in the future.

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

Selling and Marketing Expenses

Sales and marketing expenses increased by $3,161,311 or 13.3% year over year, primarily due to increase in salary and rent. Retaining key employees such as store manager and pharmacists is critical to our success in the local market. To retain our employees and keep competitive in compensation, we raised our sales staff salary by approximately $1.1 million. In addition, the rent expense increased by approximately $1.3 million as a result of local real estate boom. Excluding the effect from the salary and rent, the sales and marketing expenses increased by approximately $0.8 million, which primarily reflects the increase in fee charged by distribution channels Such as Tmall and JD as a percentage of online pharmacy sales. Overall, such expenses as a percentage of our revenue were 20.2% and 20.3% respectively, in the year ended March 31, 2021 and 2020.

General and Administrative Expenses

General and administrative expenses increased by $2,789,252 or 34.4% period over period primarily due to the increase in stock-based compensation, offset by the decrease in bad debt expense. Such expenses as a percentage of revenue increased to 8.2% from 6.9% for the same period a year ago. In December 2020, we issued a total of 3,790,000 shares of common stock and recorded stock-based compensation of approximately $3.9 million. In the year ended March 31, 2021, we recorded the reduction in the allowance for bad debts of $1.0 million as compared to increase in bad debt expense in of $0.1 million in FY2020. Excluding the above effects, general and administrative expenses decreased by approximately $0.06 million.

Impairment of Long-lived Assets

We recorded an impairment of long-lived assets of $228,506 and $628,192 for the year ended March 31, 2021 and 2020. In the year ended March 31, 2021, we evaluated the forest land use rights and recorded an impairment of $228,506. In the year ended March 31, 2020, we evaluated the licenses of insurance applicable drugstores acquired in the past based on their discounted positive cash value.

Loss from Operations

As a result of the above, we had loss from operations of $8,837,240, as compared to loss from operations of $7,003,742 a year ago. Our operating margin for the year ended March 31, 2021 and 2020 was (6.6) % and (6.0) %, respectively.

Income Taxes

Our income tax expense increased by $15,380 period over period due to an increase in the effective rate resulting from an increase in profits in several business lines.

Net Loss

As a result of the foregoing, net loss is $8,375,578 in the year ended March 31, 2021 as compared to a net loss of $6,457,677 in the year ended March 31, 2020.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect. We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses. To prepare for potential loss in such accounts, we made corresponding reserves.

Our accounts receivable aging was as follows for the periods described below:

From date of invoice to customer	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$8,574,015	$1,365,251	$3,440,787	$-	$13,380,053
4- 6 months	602,296	42,560	46,219	-	691,075
7- 12 months	65,186	26,425	21,605	-	113,216
Over one year	2,097,656	7,709	14,533	-	2,119,898
Allowance for doubtful accounts	(2,214,061)	(34,060)	(632,393)	-	(2,880,514)
Total accounts receivable	$9,125,092	$1,407,885	$2,890,751	$-	$13,423,728

Accounts receivable from our retail business mainly consist of reimbursements from local government health insurance bureaus and commercial health insurance programs. In the year ended March 31, 2021, we wrote off an approximately $118,349 collectible from provincial and Hangzhou City government insurance, as such amounts have been determined by the health insurance bureaus to be unqualified for reimbursement.

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

Accounts receivable from our drug wholesale business consist of receivables from our customers such as pharmaceutical distributors and local drugstores primarily in Zhejiang Province. In fiscal 2021, we accelerated collection of certain aged accounts from customers which we no longer or rarely sold products to. By doing so, we are able to take better use of our cash. As a result, the overall reserve on wholesale accounts receivables decreased.

Subsequent to March 31, 2021 and through June 29, 2021, we collected approximately $6.8 million in receivables relating to our drugstore business, approximately $0.9 million in receivables relating to our online pharmacy business, approximately $2.1 million relating to our wholesale business, and $0 relating to our herb farming business.

Advances to suppliers

Advances to suppliers are mainly prepayments to secure certain products or services at favorable pricing. The aging of our advances to suppliers is as follows for the periods described below:

From date of cash prepayment to suppliers	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total amount
1- 3 months	$29,586	$-	$94,455	$-	$124,041
4- 6 months	14,575	-	18,625	-	33,200
7- 12 months	122,958	-	19,182	-	142,140
Over one year	105,751	-	16,831	-	122,582
Total advances to suppliers	$272,870	$-	$149,093	$-	$421,963

Since the acquisition of Jiuxin Medicine, we have gradually transferred almost all logistics services of our retail drugstores to Jiuxin Medicine. Jiuzhou Pharmacy only purchases certain non-medical products such as sundry. As a result, our retail chain made few advances to suppliers as of March 31, 2021. At the end of 2021 we had outstanding advances to suppliers with which we have ceased doing business. These advances have been fully reserved.

Advances to suppliers for our drug wholesale business consist of prepayments to our vendors such as pharmaceutical manufacturers and other distributors. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from and payments to our vendors while maintaining a provision for estimated credit losses based upon past experience and any supplier-specific issues such as the discontinuation of inventory supply that have been identified. If we are having difficulty receiving products from a vendor, we take the following steps: cease purchasing products from the vendor, ask for return of our prepayment promptly, and if necessary, take legal action. If all of these steps are unsuccessful, management then determines whether or not the prepayments should be reserved or written off. In fiscal 2021, in order to use our cash more efficiently, we accelerated the collection of deposits from quite a few suppliers, especially aged accounts. We chose to only leave deposits with critical suppliers who supply large quantities of merchandise. As a result, the outstanding advances to suppliers decreased dramatically.

Liquidity and Capital Resources

Our cash flows for the periods indicated are as follows:

	For the year ended March 31,
	2021	2020
Net cash used in operating activities	$(62,292)	$(6,907,945)
Net cash used in investing activities	$(1,998,325)	$(4,836,613)
Net cash provided by financing activities	$3,079,853	$19,013,706

For the year ended March 31, 2021 cash used in operating activities amounted to $(62,292), as compared to $(6,907,945) a year ago. The change is primarily attributable to a decrease in cash provided by inventories and biological assets of $4,594,952, a decrease in cash provided by accounts receivable of $1,740,172, a decrease in cash provided by bad debt direct write-off and provision of $1,153,216 offset by an increase of $6,697,870 in accounts payable, an increase in cash provided by Stock compensation of $3,907,040 and an increase in cash provided by other current assets of $2,283,281.

For the year ended March 31, 2021, net cash used in investing activities amounted to $(1,998,325), as compared to $(4,836,613) provided by investing activities a year ago. The change is primarily attributable to an increase in cash provided by investment in a joint venture of $1,096,964 and an increase of $773,343 in purchases of intangible assets.

For the year ended March 31, 2021, net cash provided by financing activities amounted to $3,079,853, as compared to $19,013,706 a year ago. The change is primarily due to repayment of notes payable and proceeds from third parties loan.On June 3, 2020, the Company closed a registered direct offering of 5,000,004 shares of common stock at $2.00 per share with gross proceeds of $10,000,008 from its effective shelf registration statement.

As of March 31, 2021, we had cash of approximately $22,045,628. Our total current assets as of March 31, 2021, were $72,234,243 and total current liabilities were $64,897,934, which resulted in a working capital of $7,336,309.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term loan payable	$762,270	762,270	-	-	-
Notes payable	25,663,633	25,663,633	-	-	-
Long-term loan payable	4,449,903	2,557,634	1,892,269	-	-
Total	$30,875,806	28,983,537	1,892,269	-	-

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	March 31, 2021	March 31, 2020
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD1: RMB 0.1525	USD1: RMB 0.1410

Amounts included in the statement of Operations and statement of cash flows for the period/ year ended	USD1: RMB 0.1477	USD1: RMB 0.1436

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

As of March 31, 2021, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were ineffective. They reached this conclusion due to the presence of material weaknesses in internal controls over financial reporting as described below. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in the Internal Control-Integrated Framework. We are responsible for establishing and maintaining adequate internal control over financial reporting. Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2021 due to the following material weaknesses:

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

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2021 considered the same factors, including:

●	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;

●	how adequately we complied with U.S. GAAP on transactions; and

●	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Based on the above factors, management concluded that the lack of timely reconciliation of booking and recording from China GAAP to US GAAP and lack of accounting staff with sufficient US GAAP experience are material weaknesses as of March 31, 2021.

Remediation of Material Weakness for the year ended March 31, 2021

Subsequent to the identification of the material weakness, we have enhanced existing controls and design and implemented new controls. We have devoted significant time and attention to remediate the above material weaknesses. For example, we redesigned our system to retrieve data faster, so we are able to identify and reconcile the GAAP difference more efficiently. In addition, we trained our accounting staff with US GAAP knowledge, so they can meet the requirement from our auditors more efficiently. These improvements to our internal control infrastructure were implemented, and were in place in connection with the preparation of our financial statements for the year ended March 31, 2021. As such, we believe that the remediation initiative outlined above will be sufficient to remediate as the changes become operational for future years the material weakness in internal control over financial reporting as discussed.

Changes in Internal Control over Financial Reporting

In the quarter ended March 31, 2021, we linked our SAP system, a leading ERP system from Germany that was installed in 2017 with a series of local banks, so it can provide a view of overall and instant cash information. In addition, we hired specialized managers who are able to program and develop improved procedure in the system. Furthermore, we have been training our staff in implementing the management system continually. We expect to continually improve our internal control system. There have been no other changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age(1)	Position	Date of Appointment
Lei Liu	56	Chief Executive Officer and Chairman of the Board of Directors	September 17, 2009
Ming Zhao	45	Chief Financial Officer	August 1, 2011
Li Qi	49	Director	October 23, 2009
Caroline Wang (2) (3) (4)	34	Director	March 29, 2017
Jiangliang He (2) (3) (4)	58	Director	September 4, 2018
Genghua Gu (2) (3) (4)	70	Director	March 28, 2014
Pingfan Wu (4)	56	Director	October 26, 2018

(1)	As of the date of this report.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Nominating Committee.

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

Family Relationships

There are no family relationships among our officers and directors and those of our subsidiaries and affiliated companies.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten (10) years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended March 31, 2021, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, for the fiscal year ended March 31, 2021, our directors, executive officers and holders of ten percent (10%) or more of our common stock complied with Section 16(a) filing requirements applicable to them.

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

Based on the information submitted by Ms. Caroline Wang, Mr. Jiangliang He, and Dr. Genghua Gu, our Board of Directors has determined that each of them is independent under Rule 5605(a) (2) of The NASDAQ Listing Rules.

Our Board of Directors has three (3) committees. During the fiscal year ended March 31, 2021, our Board of Directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

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

Nominating Committee

Our Nominating Committee operates under a written charter, a copy of which is available on our website at http://www.jiuzhou360.com under the tabs “Investor”–“Corporate Governance”–“Documents”, and is made up of our four (4) independent directors. Genghua Gu is chairperson of the committee. Our Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting, fills any vacancies on our Board of Directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two (2) fiscal years. No other executive officer received compensation in excess of $100,000 during the fiscal year ended March 31, 2021.

Summary Compensation Table
Name and Principal Position	Fiscal Year ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu,	2021	90,000	-0-	-	-0-	-0-	-0-	-0-	90,000
CEO (2)	2020	68,910	-0-	-	-0-	-0-	-0-	-0-	68,910

Ming Zhao,	2021	88,000	-0-	-	-0-	-0-	-0-	-0-	88,000
CFO	2020	88,000	-0-	-	-0-	-0-	-0-	-0-	88,000

(1)	Reflects the full fair value of stock issued during the applicable fiscal year for financial statement reporting purposes.
(2)	Salary as reported is based on interbank exchange rate of RMB 6.9656 to $1.00 on March 31, 2020 and RMB 6.5594 to $1.00 on March 31, 2021.

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

Outstanding Equity Awards at Fiscal Year Ended March 31, 2021

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

On September 21, 2010, our Board of Directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “China Jo-Jo Drugstores, Inc. 2010 Equity Incentive Plan” (the “Plan”). The maximum number of shares that may be issued under the Plan is 2,025,000 shares of our common stock. The Plan was approved by our shareholders at our annual meeting held on November 2, 2010. On February 24, 2015, our Board of Directors adopted and approved Amendment No. 1 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 2,025,000 share limit to 4,325,000 shares. Amendment No. 1 was approved by the stockholders at the annual shareholders meeting on March 23, 2015. On January 27, 2016, our Board of Directors adopted and approved Amendment No. 2 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 4,325,000 share limit to 7,175,000 shares. Amendment No. 2 was approved by the stockholders at the annual shareholders meeting on March 23, 2016. Under the Plan, the Company may issue common stock and/or options to purchase common stock to our officers, directors, employees and consultants. The Plan is administered either by our Board of Directors or a committee that it designates comprising of at least two (2) “non-employee” directors. The board (or the committee, if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. On February 14, 2017, our Board of Directors adopted and approved Amendment No. 3 to the Plan to increase the number of shares of the Company’s common stock available for issuance thereunder from 7,175,000 share limit to 9,696,468 shares. Amendment No. 3 was approved by the stockholders at the annual shareholders meeting on March 29, 2017. On March 26, 2018, the shareholders of the Company approved the Amendment No. 4 to the Plan which increased the total shares of common stock available for issuance thereunder to 12,196,468. On June 30, 2018, the Compensation Committee of the Board approved the Amendment No. 5 to the Plan as The Tax Cuts and Jobs Act of 2017 removed the 162(m) qualified performance based compensation exemption to the $1 million cap on deductions for compensation to covered executives. Section 1.3.2 was in the Plan to permit grants under the Plan to fit within that exemption. As that exemption no longer applies for grants made in 2018 or thereafter, the Plan had been amended to remove the provisions intended to comply with that exemption, including the one in Section 1.3.2. of the Plan. On March 5, 2020, the shareholders of the Company approved the Amended and Restated 2010 Equity Incentive Plan, which in addition to the incorporation of the Amendment No. 4 and Amendment No. 5 to the Plan, clarified the term of the Plan in order to render the Plan being available for incentive stock options grants in the future and approved the proposal of adding a ten-year term to the Plan. The Plan, effective since November 2, 2010, shall terminate automatically on January 14, 2030 (the tenth anniversary of the Board’s approval of this Plan), unless terminated earlier by the Board, except with respect to Awards then outstanding. The Plan, as amended and restated, has authorized, with the stockholders’ approval previously obtained, to reserve a total of 12,196,468 shares of our common stock for issuance under the Plan. As of March 31, 2021, there were 2,550,546 shares of our common stock available for future issuance under the Plan.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended March 31, 2021:

Director Compensation Table
Name	Fiscal Year ended March 31,	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Liu (2)	2021	90,000	--	-0-	-0-	-0-	-0-	68,910
Li Qi (2)	2021	68,000	-0-	-0-	-0-	-0-	-0-	51,682
Caroline Wang	2021	11,813	-0-	-0-	-0-	-0-	-0-	11,485
Genghua Gu	2021	6,000	-0-	-0-	-0-	-0-	-0-	6,000
Jiangliang He	2021	5,361	-0-	-0-	-0-	-0-	-0-	5,168
Pingfan Wu	2021	8,614	-0-	-0-	-0-	-0-	-0-	8,614

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes.
(2)	Compensation is reflected in the Summary Compensation Table on page 49 above.

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

Agreement with Caroline Wang

As of March 29, 2017, we entered into an agreement with Ms. Wang in the form of a director offer letter pursuant to which we agreed to compensate her $11,813 (RMB80,000) annually for her services. Additionally, she is entitled to be included as an insured under our directors and officers insurance policy.

Agreement with Jiangliang He

As of September 4, 2018, we entered into an agreement with Mr. He in the form of a director offer letter pursuant to which we agreed to compensate her $5,316 (RMB36,000) annually for her services. Additionally, she is entitled to be included as an insured under our directors and officers insurance policy.

Agreement with Pingfan Wu

As of October 26, 2018, we entered into an agreement with Ms. Wu in the form of a director offer letter pursuant to which we agreed to compensate her $8,860 (RMB60,000) annually for her services. Additionally, she is entitled to be included as an insured under our directors and officers insurance policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on June 29, 2021 or the latest applicable date prior to that date, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
Executive officers and directors: (1)	Number of Shares beneficially owned (2)	Percentage of class beneficially owned (3)
Lei Liu, Chief Executive Officer and Chairman of the Board of Directors (4)	8,825,482	23.2%
Ming Zhao, Chief Financial Officer	199,000	*	%
Li Qi, Director (4)	6,409,000	16.9%
Caroline Wang, Director (5)	-	*	%
Genghua Gu, Director (6)	30,000	*	%
Jiangliang, He, Director	-	*	%
Pingfan Wu, Director	-	*	%
All directors and executive officers as a group (8 persons)	9,433,482	22.6%

5% Shareholders: (1)
CareRetail Holdings Limited (7)	4,840,000	11.6%
Super Marvel Limited (4)	6,030,000	14.4%

*	Less than 1%.
(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 6th Floor, Hai Wai Hai Tongxin Mansion, Gong Shu District, Hangzhou City, Zhejiang Province, China, 310008.
(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 41,751,790 shares outstanding as of June 29, 2021.
(4)	The address of Super Marvel Limited (“Super Marvel”) is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. The owners of Super Marvel are Lei Liu (56.7%), Li Qi (43.3%). They are also its directors. As such, they are deemed to have or share investment control over Super Marvel’s portfolio. According to Rule 13d-5, when two or more persons agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of an issuer, the group formed thereby shall be deemed to have acquired beneficial ownership, for purposes of sections 13(d) and (g) of the Exchange Act, as of the date of such agreement, of all equity securities of that issuer beneficially owned by any such persons. As a result, 6,030,000 shares of common stock held by Super Marvel reported herein as beneficially owned by each of Mr. Liu and Ms. Qi, which they in turn own indirectly through their respective ownership of Super Marvel.

(5)	Ms. Wang’s address is: 3601B The Center, Changle Road, Xuhui District, and Shanghai, China.
(6)	Dr. Gu’s address is: No.1, Xueshi Road, Hangzhou, China.
(7)	The address of CareRetail Holdings Limited is Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, and Grand Cayman KY1-9008. Hillhouse Capital Management, Ltd., an exempted Cayman Islands company (“Hillhouse Capital”) is hereby deemed to be the sole beneficial owner of, and to control the voting power of, the shares of our common stock held by CareRetail. The directors of Hillhouse Capital are Jun Shen and Colm O’Connell. Mr. Shen and Mr. O’Connell are employees of Hillhouse Capital and Mr. Lei Zhang is the President and Chief Investment Officer of Hillhouse Capital.

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

Other Related Party Transactions

	March 31, 2021	March 31, 2020
Due to a director and CEO (1):	445,305	490,218

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

The Company leases a retail space from Mr. Lei Liu. The lease will expire in September 2022. The rent for the year ended March 31, 2021 has not been paid to Mr. Liu as of March 31, 2021.

On April 28, 2018, 10% of Jiuxin Medicine was sold to Hangzhou Kangzhou Biotech Co. Ltd. for a total proceeds of approximately $75,643(RMB507, 760). On January 29, 2021, The Company acquired back the 10% of Jiuxin Medicine for a total price of $77,410(RMB507, 760). Mr. Lei Liu owns 51% of Hangzhou Kangzhou Biotech Co. Ltd.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our current principal independent auditor is BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO China”) whom we engaged on April 7, 2015. The following table shows the fees for audit and other services provided by BDO China in relation to our 2021 and 2020 fiscal years:

	For the Fiscal Years ended March 31,
	2021	2020
Audit Fees (1)	$250,000	$245,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$250,000	$245,000

(1)	Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees: This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”
(3)	Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees: This category consists of fees for other miscellaneous items.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1) Financial Statements

The following consolidated financial statements for the years ended March 31, 2021 and 2020 are included in Part II, Item 8 of this Report:

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description
2	Share Exchange Agreement among Kerrisdale Mining Corporation, certain of its stockholders, Renovation Investment (Hong Kong) Co., Ltd. and its shareholders dated September 17, 2009 (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on July 14, 2008 (2)
3.3	Articles of Merger filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws (1)
3.5	Text of Amendments to the Bylaws (2)
3.6	Certificate of Change Pursuant to NRS 78.209 with an effective date of April 9, 2010 (6)
4.1	Specimen of Common Stock Certificate (1)
4.2	Amended and Restated 2010 Equity Incentive Plan (20)
4.3	Form of Warrant to the investors in July 2015 (17)
4.4	Form of Warrant to the investors in April 2019 (14)
4.5	Form of Warrant to the investors in June 2020 (8)
4.6	Form of Warrant to the placement agent in June 2020 (8)
10.1	Consulting Services Agreement between Zhejiang Jiuxin Investment Management Co., Ltd. (“Jiuxin Management”) and Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”) dated August 1, 2009 (3)
10.2	Operating Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.3	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.4	Option Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.5	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Pharmacy and its owners dated August 1, 2009 (3)
10.6	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (General Partnership) (“Jiuzhou Clinic”) dated August 1, 2009 (3)
10.7	Operating Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.8	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.9	Option Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.10	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Clinic and its owners dated August 1, 2009 (3)
10.11	Consulting Services Agreement between Jiuxin Management and Hangzhou Jiuzhou Medical & Public Health Service Co., Ltd. (“Jiuzhou Service”) dated August 1, 2009 (3)
10.12	Operating Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.13	Equity Pledge Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.14	Option Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)
10.15	Voting Rights Proxy Agreement among Jiuxin Management, Jiuzhou Service and its owners dated August 1, 2009 (3)

10.16	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.17	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.18	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.19	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Pharmacy dated October 27, 2009 (4)
10.20	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.21	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.22	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.23	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Clinic dated October 27, 2009 (4)
10.24	Amendment to Consulting Services Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.25	Amendment to Operating Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.26	Amendment to Option Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.27	Amendment to Voting Rights Proxy Agreement between Jiuxin Management and Jiuzhou Service dated October 27, 2009 (4)
10.28	Consulting Services Agreement between Jiuxin Management and Zhejiang Jiuying Grand Pharmacy Co., Ltd. (“Jiuying Pharmacy”) dated May 15, 2012 (10)
10.29	Operating Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.30	Voting Rights Proxy Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.31	Equity Pledge Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.32	Option Agreement between Jiuxin Management and Jiuying Pharmacy dated May 15, 2012 (10)
10.33	Director Offer Letter with Caroline Wang dated as of March 29, 2017 (21)
10.34	Director Offer Letter with Genghua Gu dated December 9, 2013 (13)
10.35	Form of the Non-statutory Stock Option Agreement (16)
10.36	Securities Purchase Agreement between the Company and an Investor dated July 19, 2015 (17)
10.37	Engagement Letter between the Company and H.C. Wainwright & Co., LLC dated July 19, 2015 (17)
10.38	Form of the Restricted Stock Award Agreement for the issuance on November 27, 2015 (18)
10.39	Securities Purchase Agreement by and between the Company and CareRetail Holdings Limited dated January 3, 2017 (19)
10.40	Investor Rights Agreement by and among the Company, Jiuzhou Pharmacy, Mr. Lei Liu, Ms. Li Qi and CareRetail Holdings Limited dated January 3, 2017 (19)
10.41	Offer Letter to Mr. Jiangliang He dated September 4, 2018 (22)
10.42	Offer Letter to Mr. Yan Liu dated September 4, 2018 (22)
10.41	Director Offer Letter with Ms. Pingfan Wu, dated October 26, 2018 (15)
10.42	Form of Securities Purchase Agreement dated April 11, 2019 (14)
10.43	Engagement Agreement with H.C. Wainwright & Co. dated April 10, 2019 (14)
10.44	Form of Securities Purchase Agreement dated June 1, 2020 (8)
10.45	Engagement Agreement with H.C. Wainwright & Co. dated May 31, 2020 (8)
10.46	Agreement and Plan of Merger by and between China Jo-Jo Drugstores, Inc. and China Jo-Jo Drugstores Holdings, Inc., dated May 14, 2021 (23)
14.1	Code of Business Conduct and Ethics (5)
21.1	List of Subsidiaries *
23.1	Consent of Independent Publicly Registered Accounting Firm, BDO China Shu Lun Pan Certified Public Accountants LLP *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer *

99.1	Project Agreement between The People’s Government of Qianhong Village, Lin’an, Zhejiang Province (the “Qianhong Local Government”) and Jiuzhou Pharmacy dated February 27, 2010 (7)
99.2	Security Deposit Agreement between the Qianhong Local Government and Jiuzhou Pharmacy dated February 27, 2010 (7)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on November 28, 2007
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 15, 2008
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 24, 2009
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 30, 2009
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2010
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 14, 2010
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed on June 29, 2010
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 2, 2020
(9)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2011
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 17, 2012
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 30, 2012
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 4, 2013
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 12, 2013
(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 11, 2019
(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 26, 2018
(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 24, 2014
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 21, 2015
(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 2, 2015
(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 4, 2017
(20)	Incorporated by reference from the registrant’s Exhibit A to the proxy statement on Schedule 14A filed on January 21, 2020
(21)	Incorporated by reference from Exhibit 10.33 of the registrant’s Annual Report on Form 10-K filed on June 29, 2017
(22)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 6, 2018
(23)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 14, 2021

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JO-JO DRUGSTORES, INC.
(Registrant)

Date : June 29, 2021	By:	/s/ Lei Liu
Lei Liu
Chief Executive Officer
(Principal Executive Officer)

Date : June 29, 2021	By:	/s/ Ming Zhao
Ming Zhao
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lei Liu	Chief Executive Officer and Director	June 29, 2021
Lei Liu

/s/ Ming Zhao	Chief Financial Officer	June 29, 2021
Ming Zhao

/s/ Li Qi	Director	June 29, 2021
Li Qi

/s/ Caroline Wang	Director	June 29, 2021
Caroline Wang

/s/ Jiangliang He	Director	June 29, 2021
Jiangliang He

/s/ Genghua Gu	Director	June 29, 2021
Genghua Gu

/s/ Pingfan Wu	Director	June 29, 2021
Pingfan Wu

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

China Jo-Jo Drugstores, Inc.

Carson City, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of China Jo-Jo Drugstores, Inc. (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition
Description of the Matter

As described in Note 25 to the consolidated financial statements, the Company recognized (1) retail drugstores sales $ 76,098,975, (2) online pharmacy sales $ 22,485,919, and (3) wholesale sales $34,549,739 for the year ended March 31, 2021.

Since revenue is one of CJJD’s key performance indicators, there probably is an inherent risk that management can achieve specific goals or expectations through operating revenue recognition. In addition, Pharmacies’ business revenue is fragmented and the number of customer orders is large, which may lead to high inherent risk of misstatement. Therefore, we recognize revenue as a critical audit matter.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

(1) Understood the key internal controls related to revenue recognition, and evaluated the design of these controls, determined whether they were implemented, and tested the effectiveness of the relevant internal controls;

(2) Cross-checked data from retail drugstores operation management system, and sub-flows paths of SAP information system;

(3) Implemented substantive analysis procedures, including analysis on the fluctuations of monthly revenue, costs, and gross profit margins, and comparison of the Company’s gross profit margins with the industry figures;

(4) Sent and collected paper confirmations on both year-end receivable balances from big customers (primarily from wholesale customers) and annual revenue from big wholesale customers, and vouched the subsequent collections of these balances;

(5) Analyzed the rationality of retail drugstores sales and online pharmacy sales, including average order volume and amount per customer and overall disbursements of top 100 customers;

(6) Examined the cash flow transactions, the bank statements, and the bank reconciliations;

(7) Selected top 10 customers and traced their sales ledgers to their sales contracts, sales invoices, sales lists (including the customer information, product names, etc.), sales vouchers and etc.;

(8) Performed cut-off tests to evaluate whether revenue were recognized in the appropriate periods.

(9) Verified whether the information related to revenue has been properly presented in the financial reports.

Leases
Description of the Matter

As described in Note 14 to the consolidated financial statements ，the right-of-use assets and operating lease liabilities as of March 31, 2021 is $16.8 million and $15.9 million, respectively. As the Company leases most of its retail stores and corporate offices under operating leases, whether right-of-use assets and lease liabilities are correctly computed and recorded may have significant effect on the Company’s P&L.

Additionally, auditing certain aspects of the adoption of ASC 842 was complex and challenging to audit. Therefore, we recognize right-of-use assets and lease liabilities as a critical audit matter.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

(1) Understood the internal control on lease accounting, including the management’s recognition of the lease classification and payment, apportion and reconciliation of rental expense, and assessed the design of internal control, and the effectiveness of execution of these controls and other related internal controls.

(2) Examined the lease contracts, and assessed whether management’s judgments on lease classification are consistent with GAAP.

(3) Sent and Collected paper confirmations to the landlords, and verified reply information on the confirmations with the Company’s accounting records.

(4) Obtained and double-checked the recognition and amortization of lease expenses, and assessed the correctness and completeness of P&L recognition in current periods.

(5) Examined whether right-of-use assets and lease liabilities have been appropriately disclosed in the financial reports.

/s/ BDO China Shu Lun Pan Certified Accountants LLP

We have served as the Company’s auditor since year 2015.

Shanghai, People’s Republic of China

June 29, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,045,628	$16,176,318
Restricted cash	12,627,016	14,806,288
Financial assets available for sale	91,472	157,159
Notes receivable	39,392	57,005
Trade accounts receivable	13,423,728	9,770,656
Inventories	16,972,965	12,247,004
Other receivables, net	5,051,960	5,069,442
Advances to suppliers	421,963	1,174,800
Other current assets	1,560,119	1,528,540
Total current assets	72,234,243	60,987,212

PROPERTY AND EQUIPMENT, net	6,549,035	7,633,740

OTHER ASSETS
Long-term investment	3,981,986	2,544,451
Farmland assets	835,427	742,347
Long term deposits	1,546,764	1,456,384
Other noncurrent assets	856,391	1,046,763
Operating lease right-of-use assets	16,778,729	21,711,376
Intangible assets, net	3,528,056	3,393,960
Total other assets	27,527,353	30,895,281

Total assets	$106,310,631	$99,516,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term bank loan	762,270	1,410,130
Accounts payable, trade	29,895,830	21,559,494
Notes payable	25,663,633	26,605,971
Other payables	2,940,000	2,522,330
Other payables - related parties	445,305	490,218
Customer deposits	1,146,247	708,140
Taxes payable	197,733	119,247
Accrued liabilities	501,111	753,612
Long-term loan payable-current portion	2,557,634	2,287,742
Current portion of operating lease liabilities	788,171	981,090
Total current liabilities	64,897,934	57,437,974

Long-term loan payable	1,892,269	4,115,958
Long term operating lease liabilities	15,118,083	19,049,575
Employee Deposits	-	70,507
Purchase option and warrants liability	-	64,090
Total liabilities	81,908,286	80,738,104

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 250,000,000 shares authorized; 41,751,790 and 32,936,786 shares issued and outstanding as of March 31, 2021 and March 31, 2020	41,752	32,937
Preferred stock; $0.001 par value; 10,000,000 shares authorized; nil issued and outstanding as of March 31, 2021 and March 31, 2020	-	-
Additional paid-in capital	66,516,033	54,209,301
Statutory reserves	1,309,109	1,309,109
Accumulated deficit	(44,942,374)	(36,400,837)
Accumulated other comprehensive income	2,818,185	1,440,424
Total stockholders’ equity	25,742,705	20,590,934
Noncontrolling interests	(1,340,360)	(1,812,805)
Total equity	24,402,345	18,778,129
Total liabilities and stockholders’ equity	$106,310,631	$99,516,233

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended March 31,
	2021	2020
REVENUES, NET	$133,134,633	$117,327,689

COST OF GOODS SOLD	103,890,824	91,801,259

GROSS PROFIT	29,243,809	25,526,430

SELLING EXPENSES	26,954,914	23,793,603
GENERAL AND ADMINISTRATIVE EXPENSES	10,897,629	8,108,377
IMPAIRMENT OF LONG-LIVED ASSETS	228,506	628,192
TOTAL OPERATING EXPENSES	38,081,049	32,530,172

LOSS FROM OPERATIONS	(8,837,240)	(7,003,742)

OTHER EXPENSE:
INTEREST INCOME	707,878	1,063,747
INTEREST EXPENSE	(455,187)	(698,518)
OTHER	176,519	(204,064)
CHANGE IN FAIR VALUE OF PURCHASE OPTION AND WARRANTS LIABILITY	64,090	401,158

LOSS BEFORE INCOME TAXES	(8,343,940)	(6,441,419)

PROVISION FOR INCOME TAXES	31,638	16,258

NET LOSS	(8,375,578)	(6,457,677)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(255,716)	(644,308)

NET LOSS ATTRIBUTABLE TO CHINA JO-JO DRUGSTORES, INC.	(8,119,862)	(5,813,369)

OTHER COMPREHENSIVE LOSS
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	1,377,761	(1,068,540)

COMPREHENSIVE LOSS	(6,997,817)	(7,526,217)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	40,780,762	32,816,567
Diluted	40,780,762	32,816,567

LOSS PER SHARES:
Basic	$(0.20)	$(0.18)
Diluted	$(0.20)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
	Common Stock		Additional	Retained Earnings		other	Non-
	Number of		paid-in	Statutory	Accumulated	comprehensive	controlling
	shares	Amount	capital	reserves	deficit	income/(loss)	interest	Total
BALANCE, March 31, 2019	28,936,778	28,937	44,905,664	1,309,109	(30,587,468)	2,508,964	(1,194,039)	16,971,167

Stock based compensation	-	-	34,560	-	-	-	-	34,560
Sale of stock and warrants	4,000,008	4,000	9,269,077	-	-	-	-	9,273,077
Net loss	-	-	-	-	(5,813,369)	-	(644,308)	(6,457,677)
Foreign currency translation loss	-	-	-	-	-	(1,068,540)	25,542	(1,042,998)
BALANCE, March 31, 2020.	32,936,786	32,937	54,209,301	1,309,109	(36,400,837)	1,440,424	(1,812,805)	18,778,129
ECL	-	-	-	-	(421,675)	-	-	(421,675)
BALANCE, April 1, 2020	32,936,786	32,937	54,209,301	1,309,109	(36,822,512)	1,440,424	(1,812,805)	18,356,454
Exercise of warrants	25,000	25	77,475	-	-	-	-	77,500
Sale of stock and warrants	5,000,004	5,000	9,282,100	-	-	-	-	9,287,100
Issuance of incentive common stocks award	3,790,000	3,790	3,937,810	-	-	-	-	3,941,600
Acquisition of 10% of Jiuxin Medicine	-	-	(990,653)	-	-	-	728,161	(262,492)
Net loss	-	-	-	-	(8,119,862)	-	(255,716)	(8,375,578)
Foreign currency translation loss	-	-	-	-	-	1,377,761	-	1,377,761
BALANCE, March 31, 2021.	41,751,790	41,752	66,516,033	1,309,109	(44,942,374)	2,818,185	(1,340,360)	24,402,345

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JO-JO DRUGSTORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(8,375,578)	$(6,457,677)
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt direct write-off and provision	(706,862)	446,354
Depreciation and amortization	1,750,890	2,082,817
Impairment of long lived assets	228,506	628,192
Stock based compensation	3,941,600	34,560
Change in fair value of purchase option derivative liability	(64,090)	(401,158)
Change in operating assets:
Accounts receivable, trade	(3,307,946)	(1,567,774)
Notes receivable	21,539	112,803
Inventories and biological assets	(3,615,017)	979,935
Other receivables	468,967	(1,010,722)
Advances to suppliers	1,893,857	148,638
Long term deposit	26,910	596,209
Other current assets	1,004,448	(1,278,833)
Other noncurrent assets	38,142	87,065
Change in operating liabilities:
Accounts payable, trade	6,380,115	(317,755)
Other payables and accrued liabilities	(183,111)	(967,751)
Customer deposits	368,690	(22,963)
Taxes payable	66,648	115
Net cash used in operating activities	(62,292)	(6,907,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of financial assets available for sale	75,973	14,356
Purchase of financial assets available for sale	-	-
Acquisition of equipment and building	(126,766)	(656,297)
Investment in a joint venture	(1,470,119)	(2,567,083)
Purchases of intangible assets	(97,802)	(871,145)
Additions to leasehold improvements	(379,611)	(756,444)
Net cash used in investing activities	(1,998,325)	(4,836,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loan	738,315	1,435,620
Repayment of short-term bank loan	(1,476,630)	-
Proceeds from third parties loan	-	7,178,100
Repayment of third parties loan	(2,395,629)	(658,645)
Proceeds from notes payable	48,292,231	48,974,772
Repayment of notes payable	(51,295,776)	(46,896,917)
Increase in financial liability	(73,832)	(7,178)
Exercise of warrants	77,500	-
Proceeds from sale of stock and warrants	9,287,100	9,273,077
Repayment of other payable-related parties	(73,426)	(285,123)
Net cash provided by financing activities	3,079,853	19,013,706

EFFECT OF EXCHANGE RATE ON CASH	2,670,802	(1,031,744)

INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	3,690,038	6,237,404
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	30,982,606	24,745,202
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$34,672,644	$30,982,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$37,738	$17,198
Cash paid for interest	455,187	108,098

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

The Company is an online and offline retailer and wholesale distributor of pharmaceutical and other healthcare products in the People’s Republic of China (“China” or the “PRC”). The Company’s offline retail business is comprised primarily of pharmacies, which are operated by Hangzhou Jiuzhou Grand Pharmacy Chain Co., Ltd. (“Jiuzhou Pharmacy”), a company that the Company controls through contractual arrangements. On March 31, 2017, Jiuxin Management established a subsidiary, Lin’An Jiuzhou Pharmacy Co., Ltd (“Lin’An Jiuzhou”) to operate drugstores in Lin’an City. On January 2021, Lin’An Jiuzhou was sold to two individuals for total proceeds of $129,586(RMB850,000).

In the year ended March 31, 2021, in order to continue expanding and strengthening its local drugstore network, We acquired four single drugstores in fiscal 2021. the Company The acquired stores agreed to cease their stores ‘business and liquidate all of the stores ‘accounts after Jiuzhou Pharmacy acquired them. Jiuzhou Pharmacy then opened four new stores with their government insurance reimbursement certificates.

The Company’s offline retail business also includes four medical clinics through Hangzhou Jiuzhou Clinic of Integrated Traditional and Western Medicine (“Jiuzhou Clinic”) and Hangzhou Jiuzhou Medical and Public Health Service Co., Ltd. (“Jiuzhou Service”), both of which are also controlled by the Company through contractual arrangements. In May 2014, Shouantang Technology established Hangzhou Shouantang Bio-technology Co., Ltd. (“Shouantang Bio”). In May 2016, Shouantang Bio set up and held 49% of Hangzhou Kahamadi Bio-technology Co., Ltd. (“Kahamadi Bio”), a joint venture specializing in brand name development for nutritional supplements. In 2018, Jiuzhou Pharmacy invested a total of $741,540 (RMB5,100,000) in and held 51% of Zhejiang Jiuzhou Linjia Medical Investment and Management Co. Ltd (“Linjia Medical”), which has ceased its operation as of March 31, 2021. On March 29, 2019, Jiuzhou Pharmacy formed and currently holds 51% of the equity of Zhejiang AyiGe Medical Health Management Co., Ltd. (“Ayi Health”), which was intended to provide technical support such as IT and customer support to our health management business. However, as the health management business did not progress as planned, on November 19, 2020, Ayi Health was dissolved.

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

The Company’s wholesale business is primarily conducted through Zhejiang Jiuxin Medicine Co., Ltd. (“Jiuxin Medicine”), which is licensed to distribute prescription and non-prescription pharmaceutical products throughout China. Jiuzhou Pharmacy acquired Jiuxin Medicine on August 25, 2011. On April 20, 2018, 10% of Jiuxin Medicine shares were sold to Hangzhou Kangzhou Biotech Co. Ltd. for a total proceeds of $79,625 (RMB 507,760). On January 29, 2021, The Company bought back the 10% of Jiuxin Medicine for a total price of $77,410(RMB507, 760).

The Company’s herb farming business is conducted by Hangzhou Qianhong Agriculture Development Co., Ltd. (“Qianhong Agriculture”), a wholly-owned subsidiary of Jiuxin Management. Due to the complexity of the cultivation business, Qianhong Agriculture has not grown herbs in fiscal 2021.

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

The drug retail business is a highly competitive industry in the PRC. Several large drugstore chains and a variety of single stores operate in Hangzhou City and Zhejiang Province. In order to increase the Company’s competitive advantages and gain more local retail pharmacy market share, from fiscal year 2018, we opened fifty-nine new stores in Hangzhou. As a result, the Company incurred significant incremental expense related to rental, labor hiring and training, and marketing activities. As the retail pharmaceutical market becomes more competitive in recent years, a new store usually cannot make profit in its operation until a year later. In fact, the Company incurred significant expenses with limited incremental revenue in the period it opened new stores. At their openings, except for four stores, almost all of the new stores were without government insurance reimbursement certificates. In fact, it usually takes more than one year for a new store to apply for and obtain the local government insurance reimbursement certificate. As of March 31, 2021, the Company had obtained thirty-seven reimbursement certificates for stores opened in fiscal 2018 and thereafter. Historically in a mature store, more than half of the total revenue were generated from the individual customers’ government insurance program. The Company is in the process of actively applying certificates for all of its new stores. In the future, as more and more stores obtain certificates, the Company expect the income of its new stores to increase and eventually contribute positive operating cash flow.

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

The spread of COVID-19 has negatively impacted the local economy. In order to relieve the operation difficulty, the Government has continued its tax cut policy such as lower certain tax rate. On the other side, local banks are encouraged to provide low interest rate loans to local enterprises. The Company has a credit line agreement from a local bank as described in detail in Note 16. As of March 31, 2021, approximately $0.41 million of the aforementioned bank credit line was available for further borrowing. Additionally, Jiuzhou Pharmacy obtained a credit line of approximately $7,653,850 (RMB50,000,000) from Haihui Commercial Factoring (Tianjin) Co. Ltd. (“Haihui Commercial”) for three years beginning July 26, 2019. As of March 31, 2021, the full amount has been borrowed from Haihui Commercial. Any borrowing thereunder is guaranteed by a third-party guarantor company and secured by the Company’s assets pursuant to a collateral agreement, as well as personal guarantees of some of its principal shareholders.

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

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the accompanying consolidated financial statements relate to the assessment of the carrying values of accounts receivable, related allowance for doubtful accounts, losses. Because of the use of estimates inherent in the financial reporting process, actual results could materially differ from those estimates.

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

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash, cash equivalents and restricted cash	$34,672,644	-	-	$34,672,644
Financial assets available for sale	-	-	91,472	91,472
Trade accounts receivable	13,423,728	-	-	13,423,728
Notes receivable	39,392	-	-	39,392
Other receivable	5,051,960	-	-	5,051,960
Accounts payable	29,895,830	-	-	29,895,830
Notes payable	-	25,663,633	-	25,663,633
Other payable	2,940,000	-	-	2,940,000
Long-term loan payable	-	4,449,903	-	4,449,903

Total	$86,023,554	30,113,536	91,472	$116,228,562

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

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source in each segment for the years ended March 31, 2021 and 2020:

	2021	2020
For the year ended March 31
Retail drugstores
Prescription drugs	$27,162,968	$26,045,423
OTC drugs	30,524,057	31,532,248
Nutritional supplements	6,863,559	6,013,622
TCM	4,560,968	5,325,008
Sundry products	1,379,917	1,312,293
Medical devices	5,607,506	3,852,643
Total retail revenue	$76,098,975	$74,081,237
Online pharmacy
Prescription drugs	$8,243,099	$1,447,469
OTC drugs	7,559,585	5,721,638
Nutritional supplements	956,013	742,809
TCM	295,410	266,638
Sundry products	1,967,174	2,082,601
Medical devices	3,464,638	3,280,060
Total online revenue	$22,485,919	$13,541,215
Drug wholesale
Prescription drugs	$27,477,087	$24,857,708
OTC drugs	6,242,630	4,196,841
Nutritional supplements	151,657	205,881
TCM	218,758	314,769
Sundry products	28,377	43,854
Medical devices	431,230	86,184
Total wholesale revenue	$34,549,739	$29,705,237
Total revenue	$133,134,633	$117,327,689

Contract Balances

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example membership points and membership rewards. The consideration received remains a contract liability until goods or services have been provided to the retail customer.

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2021	March 31, 2020
Trade receivable(included in accounts receivable, net)	$13,423,728	$9,770,656
Contract liabilities (included in accrued expenses)	1,470,217	1,106,982

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

The following represents a reconciliation of cash and cash equivalents in the Consolidated Condensed Balance Sheets to total cash, cash equivalents and restricted cash in the Consolidated Condensed Statements of Cash Flows as of March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$22,045,628	$16,176,318
Restricted cash	12,627,016	14,806,288
Cash, cash equivalents and restricted cash	$34,672,644	$30,982,606

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. In the Company’s retail business, accounts receivable mainly consist of reimbursements due from the government insurance bureaus and commercial health insurance programs and are usually collected within two or three months. The Company directly writes off delinquent account balances, which it determines to be uncollectible after confirming with the appropriate bureau or program each month. Additionally, the Company also makes estimated reserves on related outstanding accounts receivable based on expected credit loss.

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

In its wholesale business, the Company uses the expected credit loss method to estimate the allowance for anticipated uncollectible receivable balances. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the expected credit loss method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate.

Credit loss roll forward

With the adoption of the current expected credit loss standard in 2020, the company estimates future expected losses on accounts receivable and other receivables over the remaining collection period of the instrument. The roll forward for the allowance for credit losses for the year end March 31, 2021, is as follows:

	For the year ended March 31, 2021
	Account receivable	Other receivables	Total
Allowance for credit losses as of March 31, 2020	$2,264,070	507,671	$2,771,741
Current expected credit losses opening balance impact on retained earning	189,295	232,380	421,675
Credit loss expense*	427,148	(246,587)	180,561
Ending allowance for credit losses	$2,880,513	493,464	$3,373,977

*	The amount represents the reserve made in the current year on estimated potential loss, but not includes the direct write-off of certain collectible from local government insurance agency.

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

Impairment of long lived assets

The Company evaluates long lived tangible and intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability is measured by comparing the assets’ net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. In the year ended March 31, 2020, the Company evaluated the licenses of insurance applicable drugstores acquired in the past based on their discounted positive cash value. Due to the stricter government insurance policy in fiscal year 2021, the value of these licenses has declined. As a result, The Company recorded an impairment of $628,192 as of March 31, 2020. In the year ended March 31, 2021, we evaluated the use rights of the forest land, which is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060. Based on the evaluation of the forest land use rights, the Company recorded an impairment of $228,506.

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

The accounting standards clarify the accounting and disclosure requirements for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. No significant penalties, uncertain tax provisions or interest relating to income taxes were incurred during the periods ended March 31, 2021 and 2020.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred and amounted to $309,446 and $262,553 for the year ended March 31, 2021 and 2020, respectively. Such costs consist primarily of print and promotional materials such as flyers to local communities.

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

The balance sheet amounts, with the exception of equity, at March 31, 2021 and 2020 were translated at 1 RMB to 0.1525 USD and at 1 RMB to 0.1410 USD, respectively. The average translation rates applied to income and cash flow statement amounts for years ended March 31, 2021 and 2020 were at 1 RMB to 0.1477 USD and at 1 RMB to 0.1436 USD, respectively.

Concentrations and credit risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company has cash balances at financial institutions located in Hong Kong and PRC. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 79,600) per bank. As of March 31, 2021 and March 31, 2020, the Company had deposits totaling $34,602,819 and $30,974,714 that were covered by such limited insurance, respectively. Any balance over RMB 500,000 (USD 79,600) per bank in PRC will not be covered. To date, the Company has not experienced any losses in such accounts.

For the fiscal year ended March 31, 2021, two vendors collectively accounted for 42.9% of the Company’s total purchases and two suppliers accounted for more than 10% of total advances to suppliers. For the fiscal year ended March 31, 2020, two vendors collectively accounted for 50.4% of the Company’s total purchases and two suppliers accounted for more than 10% of total advances to suppliers.

For the fiscal year ended March 31, 2021, no customer accounted for more than 10% of the Company’s total sales and more than 10% of total accounts receivable. For the fiscal year ended March 31, 2020, no customer accounted for more than 10% of the Company’s total sales or more than 10% of total accounts receivable.

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

The Company leases premises for retail drugstores, and offices under non-cancellable operating leases. Operating lease payments are expensed over the term of lease using straight line method. A majority of the Company’s retail drugstore leases have a 3 to 10 year term. Usually within one to three months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. If both parties agree to continue, a new lease contract with new lease terms has to been signed by both parties. Usually, the rent may increase year by year based on the lease contract. Sublease is typically not allowed. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into that have not yet commenced. The Company has historically been able to renew a majority of its drugstores’ leases. The weighted average remaining lease term is 2.5 years and the weighted average discount rate is 4.19%. Under the terms of its lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the leases. Due to the spread of COVID-19, the Company was able to renegotiate with certain landlords and was able to lower its rent payment. However, the reduction in rent is immaterial. If any reduction is successfully implemented, as the amount is immaterial, the Company simply adjusts rent expense as reduced payments are made.

Recent Accounting Pronouncements

Accounting pronouncements adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The FASB has voted to defer the effective date for public companies that are smaller reporting companies to fiscal years beginning after December 15, 2022. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this new accounting standard on April 1, 2020. The Company adopted the credit loss impairment model on a modified retrospective basis and recorded a $421,675 million cumulative effect adjustment to reduce retained earnings as of the adoption date. The adoption of this standard did not have a material impact on the Company’s consolidated operating results, cash flows or financial condition.

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

NOTE 4 – FINANCIAL ASSETS AVAILABLE FOR SALE

As of March 31, 2021 and March 31, 2020, financial assets available for sale amounted to $91,472 (RMB 600,000) and $157,159 (RMB 1,114,500), respectively. The Company has invested in Inner Mongolia Songlu Pharmaceutical Co. (“Songlu Pharmaceutical”). As of March 31, 2021, the fair value of the investment is $91,472 (RMB600,000), which accounts for 0.5% shares of Songlu Pharmaceutical.

NOTE 5 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	March 31, 2021	March 31, 2020
Accounts receivable	$16,304,240	$12,034,726
Less: allowance for doubtful accounts	(2,880,513)	(2,264,070)
Trade accounts receivable, net	$13,423,728	$9,770,656

For the years ended March 31, 2021 and 2020, $118,349 and $212,338 in accounts receivable were directly written off, respectively. As of March 31, 2021, $509,109 were pledged as collateral for borrowings from financial institutions. As of March 31, 2020, $627,055 were pledged as collateral for borrowings from financial institutions.

Note 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31, 2021	March 31, 2020
Prepaid rental expenses (1)	$1,441,879	$1,364,975
Prepaid and other current assets	118,240	163,565
Total	$1,560,119	$1,528,540

(1)	The balance as of March 31, 2021 and March 31, 2020 includes short-term refundable rental security deposits.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2021	March 31, 2020
Building	$6,357,748	$5,880,627
Leasehold improvements	9,595,801	9,209,136
Farmland development cost	1,823,257	1,686,430
Office equipment and furniture	6,006,534	5,632,955
Motor vehicles	376,798	504,327
Total	24,160,138	22,913,475
Less: Accumulated depreciation	(15,211,112)	(13,059,852)
Impairment*	(2,399,991)	(2,219,883)
Property and equipment, net	$6,549,035	$7,633,740

*	The variance of impairment from from March 31, 2020 to March 31, 2021 is solely caused by exchange rate variance.

Total depreciation expense for property and equipment was $1,516,257 and $1,828,514 for the year ended March 31, 2021 and 2020, respectively. There were no fixed assets impaired in the years ended March 31, 2021 and December 31, 2020.

Note 8 – LONG-TERM INVESTMENT

Long-term investment consists of the following:

	March 31, 2021	March 31, 2020
Kahamadi Bio (1)	$-	$6,217
Zhetong Medical (2)	3,981,986	2,538,234
Advance to suppliers, net	$3,981,986	$2,544,451

(1)	It represents 49% investment in Kahamadi Bio. The investment is recorded using the equity method. Kahamadi Bio suffered loss of $6,217 in the year ended March 31, 2021.

(2)	It represents 39% investment in Zhejiang Zhetong Medical Co., Ltd. (“Zhetong Medical”). Zhetong Medical was established in March 2020 to target potential acquisitions or to cooperate with local pharmacies. By attracting more funds from local investors, the Company expects to continue growing its local network in the future. In the year ended March 31, 2021, Jiuzhou Pharmacy injected funds of approximately $1,443,752 into Zhetong Medical. The investment is recorded based on equity method.

Note 9 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of deposits, with or advances to, outside vendors for future inventory purchases. Most of the Company’s suppliers require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchase on a timely basis. This amount is refundable and bears no interest. As of March 31, 2021 and March 31, 2020, advance to suppliers consist of the following:

	March 31, 2021	March 31, 2020
Advance to suppliers	$421,963	$2,198,863
Less: reserve for vendor non-performance on advances	-	(1,024,063)
Advance to suppliers, net	$421,963	$1,174,800

Note 10 – INVENTORY

Inventory consisted of finished goods, valued at $16,972,965 and $12,247,004 as of March 31, 2021 and March 31, 2020, respectively. The Company constantly monitors its potential obsolete products and is allowed to return products close to their expiration date to its suppliers. Any loss on damaged items is immaterial and will be recognized immediately. As a result, no reserves were made for inventory as of March 31, 2021 and March 31, 2020.

Note 11 – FARMLAND ASSETS

Farmland assets consist of ginkgo trees planted in 2012 and expected to be harvested and sold in several years. As of March 31, 2021 and March 31, 2020, farmland assets are valued as follows:

	March 31,	March 31,
	2021	2020
Farmland assets	$2,387,136	$2,177,606
Less: Impairment*	(1,551,709)	(1,435,259)
Farmland assets, net	$835,427	$742,347

*	The difference between the recorded impairment loss as of December 31, 2020 and March 31, 2020 is primarily due to the exchange rate variance over years. There is no leasehold impairment expense in fiscal 2020 and 2021.

Note 12 – LONG TERM DEPOSITS, LANDLORDS

As of March 31, 2021 and March 31, 2020, long term deposits amounted to $1,546,764 and $1,456,384, respectively. Long term deposits are sums deposited with, or advanced to, landlords for the purpose of securing retail store leases that the Company does not anticipate applying or being returned within the next twelve months. Most of the Company’s landlords require a minimum payment of nine months’ rent, paid up front, plus additional deposits.

Note 13 – OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

	March 31, 2021	March 31, 2020
Forest land use rights*	$785,569	$994,558
Others	70,822	52,205
Total	$856,391	$1,046,763

*	The prepayment for lease of forest land use rights is made to a local government in connection with an operating land lease agreement. The land is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060. In the year ended March 31, 2021, based on the evaluation of the forest land use rights, the Company recorded an impairment of $228,506.

The amortization of the prepayment for the lease of land use right was approximately $52,073 and $26,975 for the years ended March 31, 2021 and 2020, respectively.

The Company’s amortizations of the prepayment for lease of land use right for the next five years and thereafter are as follows:

Years ending March 31,	Amount
2022	$40,046
2023	40,046
2024	40,046
2025	40,046
2026	40,046
Thereafter	585,339

Note 14 – Leases

The Company leases most of its retail stores and corporate offices under operating leases, typically with initial terms of 3 to 10 years. Usually within one to three months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. If both parties agree to continue, a new lease contract with new lease terms has to been signed by both parties. Usually the rent may increase year by year based on the lease contract. Sublease is typically not allowed. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into but which have not yet commenced. The net lease cost for the year ended March 31, 2021 is $6,340,671. The Company does not have finance lease according to the definition of ASU 2016-02, Leases (Topic 842). Supplemental cash flow information related to leases for the year ended March 31, 2021 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$6,340,671
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-

Supplemental balance sheet information related to leases as of March 31, 2021 is as follows:

Operating leases:
Operating lease right-of-use assets	$16,778,729

Current portion of operating lease liabilities	$788,171
Long-term operating lease liabilities	15,118,083
Total operating lease liabilities	$15,906,254

Weighted average remaining lease term
Operating leases	2.5

Weighted average discount rate
Operating leases	4.19%

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2021:

Operating
For the year ending March 31,	Leases
2021	$796,610
2021	5,397,928
2022	3,837,359
2023	2,788,609
2024	1,697,653
Thereafter	2,190,613
Total lease payments	16,708,772
Less: imputed interest	(802,518)
Total lease liabilities	$15,906,254

Note 15 – INTANGIBLE ASSETS

Net intangible assets consisted of the following at:

	March 31, 2021	March 31, 2020
License (1)	$2,466,684	$2,220,512
Software (2)	1,205,857	1,083,024
Land use rights (3)	1,486,663	1,375,095
Total intangible assets	5,159,204	4,678,631
Less: accumulated amortization	(964,046)	(667,633)
Less: impairment (4)	(667,102)	(617,038)
Intangible assets, net	$3,528,056	$3,393,960

Amortization expense of intangibles amounted to $296,414 and $254,303 for the years ended March 31, 2021 and 2020, respectively.

(1)	This represents the fair value of the licenses of insurance applicable drugstores acquired from a variety of drugstores such as Sanhao Pharmacy and several local stores. The licenses allow patients to pay by using insurance cards at stores. The stores are reimbursed from the Human Resource and Social Security Department of Hangzhou City. In 2014, the Company acquired Sanhao Pharmacy, a drugstore chain. In September 2017, the Company acquired several new stores for the purpose of the Municipal Social Medical Reimbursement Qualification Certificates. On January 9, 2020, the Company acquired a local drugstore chain. The acquired drugstores ceased their stores’ business and liquidate all of the stores’ accounts after Jiuzhou Pharmacy acquired them. In March 2020, the drugstore chain has dissolved and its certificates were transferred to new stores opened at the same time. In the year ended March 31, 2021, the Company acquired four single drugstores which have been liquidated after the acquisition. Jiuzhou Pharmacy then opened four new stores with the four licenses of local government medical insurance reimbursement program.

(2)	They are primarily the SAP ERP system, the Internet Clinic Diagnosis Terminal system and the Chronic Disease Management system. In 2017, we have installed a leading ERP system, SAP from Germany. SAP is a well-known management system used by many fortune 500 companies. It is being amortized over three years since its installation. In 2020, we have installed an internet Clinic Diagnosis System used to strengthen our ability to perform online diagnosis which may increase more customer spending and a Chronic Disease Management System used to better manage and monitor our members’ health. As of March 31, 2021, the SAP system has a net value of $766,748 (RMB5,029,372), the internet Clinic Diagnosis System has a net value of approximately $409,904 (RMB 2,688,709), the Chronic Disease Management System has a net value of approximately $17,742 (RMB116,379).

(3)	In July 2013, the Company purchased the land use rights of a plot of land in Lin’an, Hangzhou, intended for the establishment of an herb processing plant in the future. However, as the Company’s farming business in Lin’an has not grown, the Company does not expect completion of the plant in the near future.

(4)	In the year ended March 31, 2020, the Company evaluated the licenses of insurance applicable drugstores acquired in the past based on the discounted positive cash value. Due to the stricter government insurance policy in the fourth quarter of fiscal year 2020, the value of these licenses has declined. As a result, the Company recorded an impairment in the fourth quarter of fiscal 2020. In the year ended March 31, 2020, we evaluated the use rights of the forest land, which is currently used to cultivate Ginkgo trees. The forest rights certificate from the local village extends the life of the lease to January 31, 2060. Based on the evaluation of the forest land use rights, the Company recorded an impairment of $228,506.

Note 16 – NOTES PAYABLE

The Company has credit facilities with Hangzhou United Bank (“HUB”), Zhejiang Tailong Commercial Bank (“ZTCB”), Bank of Hangzhou (“BOH”), and China Merchant Bank (“CMB”) that provided working capital in the form of the following bank acceptance notes. Usually, the Company applies to issue a note, which is guaranteed by the bank, to its supplier to pay off its debt in a future date. Before the payment date, the bank will ask the Company to inject cash into the bank. On the payment date, the bank will pay the amount to whoever legally holds the note. As of at March 31, 2021 and March 31, 2020, the balances of notes payable are as follow:

		Origination	Maturity	March 31,	March 31,
Beneficiary(1)	Endorser	date	date	2021	2020
Jiuzhou Pharmacy	HUB	10/09/19	04/09/20	$-	$3,478,259
Jiuzhou Pharmacy	HUB	11/06/19	05/06/20	-	164,582
Jiuzhou Pharmacy	HUB	12/05/19	06/05/20	-	3,106,474
Jiuzhou Pharmacy	HUB	12/31/19	06/30/20	-	2,289,308
Jiuzhou Pharmacy	HUB	01/06/20	07/06/20	-	129,457
Jiuzhou Pharmacy	HUB	02/19/20	08/19/20	-	5,105,096
Jiuzhou Pharmacy	HUB	03/10/20	09/10/20	-	5,324,871
Jiuxin Medicine	HUB	12/26/19	06/26/20	-	1,371,992
Jiuxin Medicine	HUB	12/31/19	06/30/20	-	3,943,776
Jiuxin Medicine	HUB	03/31/20	09/30/20	-	1,692,156
Jiuzhou Pharmacy	HUB	10/10/20	04/10/21	820,847	-
Jiuzhou Pharmacy	HUB	11/09/20	05/09/21	5,715,776	-
Jiuzhou Pharmacy	HUB	12/17/20	06/17/21	1,233,353	-
Jiuzhou Pharmacy	HUB	12/25/20	06/25/21	990,951	-
Jiuzhou Pharmacy	HUB	12/30/20	06/30/21	1,300,222	-
Jiuzhou Pharmacy	HUB	02/05/21	08/05/21	3,075,672	-
Jiuzhou Pharmacy	HUB	03/12/21	09/12/21	5,437,655	-
Jiuxin Medicine	HUB	12/07/20	06/07/21	2,419,382	-
Jiuxin Medicine	HUB	12/30/20	06/30/21	4,503,905	-
Jiuxin Medicine	HUB	03/12/21	09/12/21	165,870	-
Total				$25,663,633	$25,951,673

(1)	As of March 31, 2021, the Company had $25,663,633 (RMB 168,336,897) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $12,501,401 (RMB 82,001,136) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $6,860,430 three-year deposit (RMB 45,000,000) deposited into HUB as a collateral for current and future notes payable from HUB. As of March 31, 2020, the Company had $26,605,971 (RMB188,677,437) of notes payable from HUB. The Company is required to hold restricted cash in the amount of $14,596,179 (RMB 103,509,456) with HUB as collateral against these bank notes. Included in the restricted cash is a total of $8,763,958 three-year deposit (RMB 62,150,000) deposited into HUB as a collateral for current and future notes payable from HUB.

As of March 31, 2021, the Company had a credit line of approximately $13.57 million in the aggregate from HUB. By putting up a three-year deposit of $6.86 million and the restricted cash of $5.64 million deposited in the banks, the total credit line was $26.07 million. As of March 31, 2021, the Company had approximately $25.66 million of bank notes payable and approximately $0.41 million bank credit line was still available for further borrowing. The bank notes are secured by three shops of Jiuzhou Pharmacy and guaranteed by the Company’s major shareholders.

Note 17 – Loan Payable

On August 2, 2019 and December 11, 2019, the Company borrowed $717,810 and $6,460,290 from Haihui Commercial Factoring (Tianjin) Co. Ltd. (“Haihui Commercial”), respectively. After deducting processing fee and deposits which are refundable at the end of loan period, the Company received $617,317 and $5,878,864 respectively. The Company is required to pledge accounts receivable of three drugstores to Haihui Commercial. As of March 31, 2021, the remaining loan balance is $4,449,903. The Company is scheduled to make monthly repayments, among which $2,557,634 is due within a year. The Company has an option to pay off the debts earlier than the repayment schedule upon approval from Haihui Commercial.

Note 18 – TAXES

Income tax

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rate based on forecasted annual results for the FYE 2021 is (1.1) %. The effective tax rates on income before income taxes for the year ended March 31, 2021 was (0.4)%. The (0.4)% rate adjustments for the year ended March 31, 2021 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax. The effective tax rate is based on forecasted annual results and these amounts may fluctuate significantly through the rest of the year as a result of the unpredictable impact of COVID-19 on the Company’s operating activities.

The effective tax rate on income before income taxes for the year ended March 31, 2020 was (0.3) %. The (0.3) % rate adjustments for the year ended March 31, 2020 represent expenses that primarily include stock option expenses and legal, accounting and other expenses incurred by the Company that are not deductible for PRC income tax. The effective tax rate is based on forecasted annual results and these amounts may fluctuate significantly through the rest of the year as a result of the unpredictable impact of COVID-19 on its operating activities.

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	For the year ended March 31
	2021	2020
U.S. Statutory rates	21.0%	21.0%
Foreign income not recognized in the U.S.	(21.0)	(21.0)
China income taxes	25.0	25.0
Change in valuation allowance	(25.0)	(25.0)
Non-deductible expenses-permanent difference	(0.4)	(0.3)
Effective tax rate	(0.4)%	(0.3)%

The Company has recorded $0 unrecognized benefit as of December 31, 2021. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months

Note 19 – POSTRETIREMENT BENEFITS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The Company contributed $1,076,811 and $1,341,167 in employment benefits and pension for the years ended March 31, 2021 and 2020, respectively.

Note 20 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	March 31, 2021	March 31, 2020
Due to a director and CEO (1) :	$445,305	$490,218

(1)	Due to foreign exchange restrictions, the Company’s director and CEO, Mr. Lei Liu personally lent U.S. dollars to the Company to facilitate its payments of expenses in the United States.

The Company leases a retail space from Mr. Lei Liu. The lease expires in September 2021. Rent expenses totaled $27,342 and $26,582 for the twelve months ended March 31, 2021 and 2020, respectively. The amounts owed under the lease for the twelve months ended December 31, 2021 and 2020 were not paid to Mr. Liu as of March 31, 2020.

On April 28, 2018, 10% of Jiuxin Medicine was sold to Hangzhou Kangzhou Biotech Co. Ltd. for a total proceeds of approximately $75,643 (RMB507, 760). On January 29, 2021, The Company bought back the 10% of Jiuxin Medicine for a total price of $77,410(RMB507,760). Mr. Lei Liu owns 51% of Hangzhou Kangzhou Biotech Co. Ltd.

Note 21 – WARRANTS

In connection with the registered direct offering closed on July 19, 2015, the Company issued to an investor a warrant to purchase up to 600,000 shares of common stock at an exercise price of $3.10 per share. The warrant became exercisable on January 19, 2016 and has expired on January 18, 2021. In connection with the offering, the Company also issued a warrant to its placement agent of this offering, pursuant to which the agent may purchase up to 6% of the aggregate number of shares of common stock sold in the offering, i.e. 72,000 shares. Such warrant has the same terms as the warrant issued to investor in the offering.

The fair value of the warrants issued to purchase 672,000 shares as described above was estimated by using the binominal pricing model with the following assumptions:

	Common Stock Warrants	Common Stock Warrants
	March 31, 2021(1)	March 31, 2020
Stock price	$-	$1.77
Exercise price	$-	$3.10
Annual dividend yield	-%	-%
Expected term (years)	-	0.81
Risk-free interest rate	-%	0.71%
Expected volatility	-%	62.08%

(1)	As of March 31, 2021, the warrants had been expired and had not been exercised.

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as a liability of $64,090 as of March 31, 2020. For the year ended March 31, 2021, the Company recognized a gain of $64,090 for the investor warrant and placement agent warrant, as a result of warrants expiration, respectively. As a result, no warrant liability is carried on the consolidated balance sheets for the investor warrant and placement agent warrant, collectively, as of March 31, 2021.

Note 22 – Employee Deposits

To encourage the operating team, which consists of doctors and nurses, to devote their efforts to run clinics, Linjia Medical allows them to put deposits in the clinic where doctors and nurses work, and take shares in any profit of the clinic. The principal amounts of these deposits are refundable in the event the doctors and nurses leave the clinic. As of March 31, 2021, we have closed all clinics under Linjia Medical and ceased its oeration. In order to properly reflect Linjia Medical’s liabilities, the Company reclassified the deposit of $0 (RMB0) and $70,507 (RMB500, 000) as financial liability as of March 31, 2021 and March 31, 2020.

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

On December 31, 2020, the Company granted a total of 3,790,000 shares of restricted common stock to its key employees in its retail drugstores and online pharmacy under the Company’s 2010 Equity Incentive Plan, as amended (the “Plan”). The stock awards vested on the grant date. All $3,941,600 of such expense has been recorded as a service compensation expense in the year ended March 31, 2021.

Stock option

On November 18, 2014, the Company granted a total of 967,000 shares of stock options under the Plan to a group of a total of 46 grantees including directors, officers and employees. The exercise price of the stock option is $2.50. The option vests on November 18, 2017, provided that the grantees are still employed by the Company on such a date. The options will be exercisable for five years from the vesting date, or November 18, 2017 until November 17, 2022. For the years ended March 31, 2021 and 2020, none was recorded as compensation expense. As of March 31, 2021, all compensation costs related to stock option compensation arrangements granted have been recognized.

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

Appropriations to the Reserve Fund are accounted for as a transfer from unrestricted earnings to statutory reserves. During the years ended March 31, 2021 and 2020, the Company did not make appropriations to statutory reserves.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	The year ended March 31,
	2021	2020
Net loss attributable to controlling interest	$(8,119,862)	$(5,813,369)
Weighted average shares used in basic computation	40,780,762	32,816,567
Diluted effect of stock options and warrants
Weighted average shares used in diluted computation	40,780,762	32,816,567
Loss per share – Basic:
Net loss before noncontrolling interest	$(0.20)	$(0.18)
Add: Net loss attributable to noncontrolling interest	$-	$-
Net loss attributable to controlling interest	$(0.20)	$(0.18)
Loss per share – Diluted:
Net income before noncontrolling interest	$(0.20)	$(0.18)
Add: Net loss attributable to noncontrolling interest	$-	$-
Net loss attributable to controlling interest	$(0.20)	$(0.18)

For the year ended March 31, 2021, 967,000 shares underlying employee stock options and 6,750,009 shares underlying outstanding purchase options to several investors, and 540,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive.

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

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2021:

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming	Total
Revenue	$76,098,975	$22,485,919	$34,549,739	$-	$133,134,633
Cost of goods	53,093,226	20,146,730	30,650,868	-	103,890,824
Gross profit	$23,005,749	$2,339,189	$3,898,871	$-	$29,243,809
Selling expenses	21,975,048	2,770,997	2,208,869	-	26,954,914
General and administrative expenses	9,088,152	288,890	1,487,303	33,284	10,897,629
Impairment of long-lived assets	-	-	-	228,506	228,506
Loss from operations	$(8,057,451)	$(720,698)	$202,699	$(261,790)	$(8,837,240)
Depreciation and amortization	$1,709,049	$-	$41,841	$-	$1,750,890
Total capital expenditures	$392,788	$-	$-	$-	$392,788

The following table presents summarized information by segment of the continuing operations for the year ended March 31, 2020:

	Retail drugstores	Online Pharmacy	Drug wholesale	Herb farming		Total
Revenue	$74,081,237	$13,541,215	$29,705,237		$-	$117,327,689
Cost of goods	53,244,302	12,106,510	26,450,447		-	91,801,259
Gross profit	$20,836,935	$1,434,705	$3,254,790		$-	$25,526,430
Selling expenses	19,434,860	2,148,709	2,210,034		-	23,793,603
General and administrative expenses	5,505,303	243,283	2,359,791		-	8,108,377
Impairment of long-lived assets	628,192	-	-		-	628,192
Loss from operations	$(4,731,420)	$(957,287)	$(1,315,035)	$		$(7,003,742)
Depreciation and amortization	$2,042,951	$-	$39,866		$-	$2,082,817
Total capital expenditures	$1,406,470	$-	$3,176		$-	$1,409,646

The Company does not have long-lived assets located outside the PRC. In accordance with the enterprise-wide disclosure requirements of FASB’s accounting standard, the Company’s net revenue from external customers through its retail drugstores by main product category for the years ended March 31, 2021 and 2020 were as follows:

	For the year ended
	March 31,
	2021	2020
Prescription drugs	$27,162,968	$26,045,423
OTC drugs	30,524,057	31,532,248
Nutritional supplements	6,863,559	6,013,622
TCM	4,560,968	5,325,008
Sundry products	1,379,917	1,312,293
Medical devices	5,607,506	3,852,643
Total	$76,098,975	$74,081,237

The Company’s net revenue from external customers through online pharmacy by main product category is as follows:

	For the year ended
	March 31,
	2021	2020
Prescription drugs	$8,243,099	$1,447,469
OTC drugs	7,559,585	5,721,638
Nutritional supplements	956,013	742,809
TCM	295,410	266,638
Sundry products	1,967,174	2,082,601
Medical devices	3,464,638	3,280,060
Total	$22,485,919	$13,541,215

The Company’s net revenue from external customers through wholesale by main product category is as follows:

	For the years ended
	March 31,
	2021	2020
Prescription drugs	$27,477,087	$24,857,708
OTC drugs	6,242,630	4,196,841
Nutritional supplements	151,657	205,881
TCM	218,758	314,769
Sundry products	28,377	43,854
Medical devices	431,230	86,184
Total	$34,549,739	$29,705,237

Note 26 – SUBSEQUENT EVENTS

On May 14, 2021, the Company and China Jo-Jo Drugstores Holdings, Inc., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company (“CJJD Cayman”) entered into a definitive agreement and plan of merger (the “Merger Agreement”) related to a proposed merger transaction. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into CJJD Cayman (the “Redomicile Merger”), with CJJD Cayman surviving and changing its name to China Jo-Jo Drugstores, Inc. Following the Redomicile Merger, CJJD Cayman, together with its subsidiaries, will own and continue to conduct the Company’s business in substantially the same manner as is currently being conducted by the Company and its subsidiaries. The Redomicile Merger is subject to the Company’s shareholders’ approval at the special shareholders meeting to be held on July 19, 2021.